Form 10-Q
period 2006-03-31
ROMA FINANCIAL CORP
filed 2006-06-29
CIK 1355823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

---------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


    For the quarterly period ended                     March 31, 2006
                                         ---------------------------------------

                                                             OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


   For the transition period from                        to
                                  ----------------------      ------------------


                        Commission File Number 000-52000
                                               ---------

                           ROMA FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              UNITED STATES                                    51-0533946
----------------------------------------------- --------------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      Incorporation or organization)                     Identification Number)

             2300 Route 33, Robbinsville, New Jersey             08691
--------------------------------------------------------------------------------
             (Address of principal executive offices)          (Zip Code)

Registrant's telephone number,
including area code:                                         (609) 223-8300
                                       -----------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No [X]

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, June 15, 2006:

           $0.10 par value common stock - 0 (zero) shares outstanding

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

      Item 1:  Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition                  1
               at March 31, 2006  and December 31, 2005

               Consolidated Statements of Income for the Three Months Ended    2
               March 31, 2006 and 2005

               Consolidated Statements of Cash Flows for the Three Months      3
               Ended March 31, 2006 and 2005

               Notes to Consolidated Financial Statements                      5

      Item 2:  Management's Discussion and Analysis of                        10
               Financial Condition and Results of Operations

      Item 3:  Quantitative and Qualitative Disclosure About Market Risk      13

      Item 4:  Controls and Procedures                                        13


PART II - OTHER INFORMATION                                                   14


SIGNATURES                                                                    15

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)


                                                                                            March 31,              December 31,
                                                                                               2006                   2005
                                                                                           ------------           ------------
                                                                                                     (In Thousands)
                                     ASSETS

     Cash and amounts due from depository institutions                                     $      5,015           $    5,745
     Interest-bearing deposits in other banks                                                    13,456               22,324
     Money market funds                                                                              20                   20
                                                                                           ------------           ----------

         Cash and Cash Equivalents                                                               18,491               28,089

     Securities available for sale                                                               15,418               15,514
     Investment securities held to maturity                                                     178,588              173,078
     Mortgage-backed securities held to maturity                                                147,867              150,101
     Loans receivable, net of allowance for loan losses $986
         and $878, respectively                                                                 383,607              378,708
     Premises and equipment                                                                      28,809               28,679
     Federal Home Loan Bank of New York stock                                                     1,374                1,387
     Interest receivable                                                                          3,916                3,798
     Bank owned life insurance                                                                   15,769               15,640
     Other assets                                                                                 2,643                2,766
                                                                                           ------------           ----------

         Total Assets                                                                      $    796,482           $  797,760
                                                                                           ============           ==========
                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES

     Deposits                                                                                  $641,020             $643,813
     Federal Home Loan Bank of New York advances                                                  9,250                9,702
     Advance payments by borrowers for taxes and insurance                                        2,127                2,063
     Other liabilities                                                                            4,109                3,524
                                                                                           ------------           ----------

         Total Liabilities                                                                      656,506              659,102
                                                                                           ------------           ----------
STOCKHOLDER'S EQUITY
     Common stock                                                                                     1                    1
     Paid-in capital                                                                                799                  799
     Retained earnings - substantially restricted                                               139,180              137,820
     Accumulated other comprehensive (loss) income -
         unrealized (loss) gain on securities available for sale, net                                (4)                  38
                                                                                           ------------           ----------

         Total Stockholder's Equity                                                             139,976              138,658
                                                                                           ------------           ----------
         Total Liabilities and Stockholder's Equity                                        $    796,482           $  797,760
                                                                                        ===============           ==========

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                      -----------------------------------
                                                                           2006               2005
                                                                      ----------------   ----------------
                                                                                (In thousands)
INTEREST INCOME
   Loans                                                              $         5,684    $         4,920
   Mortgage-backed securities held to maturity                                  1,767              1,632
   Investment securities held to maturity                                       1,517              1,288
   Securities available for sale                                                  125                126
   Other interest-earning assets                                                  218                142
                                                                      ----------------   ----------------

       Total Interest Income                                                    9,311              8,108
                                                                      ----------------   ----------------

INTEREST EXPENSE
   Deposits                                                                     3,445              2,090
   Borrowings                                                                     106                  -
                                                                      ----------------   ----------------

       Total Interest Expense                                                   3,551              2,090
                                                                      ----------------   ----------------

       Net Interest Income                                                      5,760              6,018

PROVISION FOR LOAN LOSSES                                                          57                (16)
                                                                      ----------------   ----------------

       Net Interest Income after Provision for Loan Losses                      5,703              6,034
                                                                      ----------------   ----------------

NON-INTEREST  INCOME
   Commissions on sales of title policies                                         232                  -
   Fees and service charges on deposits                                            91                 82
   Fees and service charges on loans                                               47                 36
   Net gain from sale of mortgage loans originated for sale                         1                 10
   Other                                                                          257                311
                                                                      ----------------   ----------------

       Total Non-Interest Income                                                  628                439
                                                                      ----------------   ----------------

NON-INTEREST EXPENSES
   Salaries and employee benefits                                               2,441              1,969
   Net occupancy expense of premises                                              409                242
   Equipment                                                                      359                259
   Data processing fees                                                           330                344
   Advertising                                                                    210                160
   Federal insurance premium                                                       21                 20
   Other                                                                          504                462
                                                                      ----------------   ----------------

       Total Non-Interest Expenses                                              4,274              3,456
                                                                      ----------------   ----------------

       Income before Income Taxes                                               2,057              3,017

INCOME TAXES                                                                      697              1,050
                                                                      ----------------   ----------------

       Net Income                                                     $         1,360    $         1,967
                                                                      ================   ================

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                           -------------------------------
                                                                               2006              2005
                                                                           --------------     ------------
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                              $       1,360     $       1,967
   Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation of premises and equipment                                         288               145
      Amortization of premises and accretion of discounts on securities              (11)               27
      Accretion of deferred loan fees and discounts                                  (33)             (105)
      Net gain on sale of mortgage loans originated for sale                          (1)              (10)
      Mortgage loans originated for sale                                            (149)             (622)
      Proceeds from sales of mortgage to loans originated for sale                   150               632
      Provision for loan losses                                                       57               (16)
      (Increase) in interest receivable                                             (118)             (122)
      (Increase) in cash surrender value of bank owned life insurance               (129)             (129)
      (Increase) decrease in other assets                                            123               128
      Increase (decrease) in interest payable                                       (290)               38
      Increase (decrease) in other liabilities                                       905                59
                                                                           --------------    --------------

         Net Cash Provided by Operating Activities                                 2,152             1,992
                                                                           --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from repayments on securities available for sale                           -                 -
   Proceeds from maturities and calls of securities available for sale                34                 4
   Purchases of securities available for sale                                        (25)              (25)
   Proceeds from maturities and calls of investment securities held to
      maturity                                                                         -             3,060
   Purchases of investment securities held to maturity                            (5,500)          (12,000)
   Principal repayments on mortgage-backed securities held to maturity             5,849             5,558
   Purchases of mortgage-backed securities held to maturity                       (3,600)          (15,554)
   Net increase in loans receivable                                               (4,923)            3,134
   Additions to premises and equipment                                              (418)           (2,276)
   (Purchase) redemption of Federal Home Loan Bank of New York stock                  13                 -
   Purchase of bank owned life insurance                                               -                 -
                                                                           --------------    --------------

         Net Cash Used in Investing Activities                                    (8,570)          (18,099)
                                                                           --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                       (2,792)           26,199
   Increase in advance payments by borrowers for taxes and insurance                  64                 -
   Federal Home Loan Bank of New York advances                                         -               251
   Repayments of Federal Home Loan Bank of New York advances                        (452)                -
   Initial capitalization of mutual holding company                                    -              (200)
                                                                           --------------    --------------

         Net Cash Provided by Financing Activities                                (3,180)           26,250
                                                                           --------------    --------------

         Net Increase (Decrease) in Cash and Cash Equivalents                     (9,598)           10,143

CASH AND CASH EQUIVALENTS - BEGINNING                                             28,089            19,944
                                                                           --------------    --------------

CASH AND CASH EQUIVALENTS - ENDING                                               $18,491           $30,087
                                                                           ==============    ==============

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                 ----------------------------------------------
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                           -------------------------------
                                                                               2006              2005
                                                                           --------------     ------------
                                                                                   (In thousands)
SUPPLEMENTARY CASH FLOWS INFORMATION

   Income taxes paid, net                                                  $         811     $           -
                                                                           ==============    ==============

   Interest paid                                                           $       3,841     $       2,052
                                                                           ==============    ==============


See notes to consolidated financial statements.

                      ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - ORGANIZATION

Roma Financial Corporation is a federally-chartered corporation organized in January 2005 for the purpose of acquiring all of the capital stock that Roma Bank issued in its mutual holding company reorganization. Roma Financial Corporation's principal executive offices are located at 2300 Route 33, Robbinsville, New Jersey 08691 and its telephone number at that address is (609) 223-8300. Currently, all of the outstanding stock of Roma Bank is held by Roma Financial Corporation and all of the outstanding stock of Roma Financial Corporation is held by Roma Financial Corporation, MHC.

Roma Financial Corporation, MHC is a federally-chartered mutual holding company that was formed in January 2005 in connection with the mutual holding company reorganization. Roma Financial Corporation, MHC has not engaged in any significant business since its formation. So long as Roma Financial Corporation MHC is in existence, it will at all times own a majority of the outstanding stock of Roma Financial Corporation.

Roma Bank is a federally-chartered stock savings bank. It was originally founded in 1920 and received its federal charter in 1991. Roma Bank's deposits are federally insured by the Savings Association Insurance Fund as administered by the Federal Deposit Insurance Corporation. Roma Bank is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Office of Thrift Supervision also regulates Roma Financial Corporation, MHC and Roma Financial Corporation as savings and loan holding companies.

Roma Bank offers traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank currently operates from its main office in Robbinsville, New Jersey, and seven branch offices located in Mercer and Burlington Counties, New Jersey. Roma Bank maintains a website at www.romabank.com.

A Registration Statement on Form S-1 (File No. 333-132415), as amended, was filed by Roma Financial Corporation with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offering for sale of up to 8,538,750 shares (subject to increase to 9,819,652 shares) of its common stock. For a further discussion of the stock offering, see the final prospectus as filed on May 23, 2006 with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) of the Rules and Regulations of the Securities Act of 1933. After completion of the offering, Roma Financial Corporation, MHC will own 69% of the outstanding stock of Roma Financial Corporation. We anticipate that the primary business activity of Roma Financial Corporation, MHC going forward will be to own a majority of Roma Financial Corporation's stock.

NOTE B -  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Roma Financial Corporation (the "Company"), its wholly-owned subsidiary, Roma Bank (the "Bank") and the Bank's wholly-owned subsidiaries, Roma Capital Investment Co. (the "Investment Co.") and General Abstract and Title Agency (the "Title Co."). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Investment Co. was incorporated in the State of New Jersey effective September 4, 2004, and began operations October 1, 2004. The Investment Co. is subject to the investment company provisions of the New Jersey Corporation Business Tax Act. The Title Co. was incorporated in the State of New Jersey effective March 7, 2005 and commenced operations April 1, 2005.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

A material estimate that is particularly susceptible to significant chance relates to the determination of the allowance for loan losses. The allowance for loan losses represents management's best estimate of losses known and inherent in the portfolio that are both probable and reasonable to estimate. While management uses the most current information available to estimate losses on loans, actual losses are dependent on future events and, as such, increases to the provisions to the allowance for loan losses may be necessary.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of the litigation, if any, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Earnings per share was not meaningful for any of the periods shown as the Company had no publicly-held shares during the periods.

NOTE E - STOCK BASED COMPENSATION

The Company had no stock-based compensation as of March 31, 2006.

NOTE F- INVESTMENT SECURITIES

The following tables set forth the composition of our securities portfolio as of March 31, 2006 and December 31, 2005 (in thousands):

                                                  (Unaudited)
                                                 March 31, 2006      December 31, 2005
                                               -------------------  --------------------
                                               Amortized    Fair     Amortized    Fair
                                                 Cost       Value      Cost       Value
                                               --------   --------   --------   --------
Available for sale:
  Mortgage backed securities                   $     82   $     89   $    121   $    130
  Obligations of state and local political
    subdivisions                                 10,000     10,177     10,010     10,219
US Government Obligations                         3,000      2,958      3,000      2,961
Equity Shares                                        50         50         50         50
Mutual Fund Shares                                2,292      2,144      2,266      2,154
                                               --------   --------   --------   --------
           Total                               $ 15,424   $ 15,418   $ 15,447   $ 15,514
                                               ========   ========   ========   ========

                                                  (Unaudited)
                                                 March 31, 2006      December 31, 2005
                                               -------------------  --------------------
                                               Amortized    Fair     Amortized    Fair
                                                 Cost       Value      Cost       Value
                                               --------   --------   --------   --------
Investments held to maturity:
  US Government Obligations                    $177,268   $173,025   $172,263   $168,647
  Obligations of state and local political
    subdivisions                                  1,320      1,343        815        837
                                               --------   --------   --------   --------
           Total                               $178,588   $174,368   $173,078   $169,484
                                               ========   ========   ========   ========

                                                  (Unaudited)
                                                 March 31, 2006      December 31, 2005
                                               -------------------  --------------------
                                               Amortized    Fair     Amortized    Fair
                                                 Cost       Value      Cost       Value
                                               --------   --------   --------   --------
Mortgage backed securities held to maturity:
  GNMA                                         $  6,951   $  6,914   $  7,454   $  7,450
  FHLMC                                          80,293     78,325     80,155     78,972
  FNMA                                           56,697     53,390     58,389     57,800
  CMO's                                           3,926      3,688      4,103      3,889
                                               --------   --------   --------   --------
          Total                                $147,867   $142,317   $150,101   $148,111
                                               ========   ========   ========   ========

NOTE G- LOANS RECEIVABLE, NET

Loans receivable, net at March 31, 2006 and December 31, 2005 were comprised of the following (in thousands):

                                          (Unaudited)
                                           March 31,         December 31,
                                              2006               2005
                                           ----------         ----------
Real estate mortgage loans:
  Conventional 1-4 family                  $  190,994         $  191,634
  Commercial and multi-family                  59,737             53,614
                                           ----------         ----------
                                              250,731            245,248
                                           ----------         ----------

Construction                                   13,558             20,020
                                           ----------         ----------
Consumer:
  Equity and second mortgages                 120,602            118,318
  Other                                         2,505              1,577
                                           ----------         ----------
                                              123,107            119,895
                                           ----------         ----------

Commercial                                      3,121              2,351
                                           ----------         ----------

  Total loans                                 390,518            387,514
                                           ----------         ----------
Less:

  Allowance for loan losses                       935                878
  Deferred loan fees and discounts                236                269
  Loans in process                              5,739              7,659
                                           ----------         ----------
                                                6,910              8,806
                                           ----------         ----------
      Total loans receivable, net          $  383,607         $  373,708
                                           ==========         ==========

NOTE  H- DEPOSITS

A summary of deposits by type of account are summarized as follows (in thousands):

                                            (Unaudited)
                                           March 31, 2006               December 31, 2005
                                     --------------------------     -----------------------------
                                                     Weighted                         Weighted
                                                     Avg. Int.                        Avg. Int.
                                       Amount          Rate           Amount            Rate
                                     ----------    ------------     ----------    ---------------
Demand:
  Non-interest bearing checking      $   21,203           0.00%     $   20,661              0.00%
  Interest bearing checking              96,735           0.53%        100,721              0.54%
                                     ----------    ------------     ----------    ---------------
                                        117,938           0.44%        121,382              0.45%

Savings and club                        206,754           0.92%        208,109              0.93%
Certificates of deposit                 316,328           3.57%        314,322              3.48%
                                     ----------    ------------     ----------    ---------------
      Total                          $  641,020           2.17%     $  643,813              2.08%
                                     ==========    ============     ==========    ===============

The Company has contractual obligations for certificates of deposit that mature as follows:


                                              (in thousands)
                                                 March 31,
                                                   2006
                                               ------------

One year or less                               $    223,919
After one to three years                             61,355
After three years                                    31,054
                                               ------------
                                               $    316,328
                                               ============


NOTE I- PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

                                  Estimated         (Unaudited)
                                    Useful           March 31,    December 31,
                                    Lives              2006          2005
                                 ----------        ------------   ------------
Land-future development               -            $   1,054      $  1,054
Construction in progress              -                  617           569
Land and land improvements            -                5,271         5,271
Buildings and improvements        20-50 yrs           22,494        22,234
Furnishings and equipment         3-10 yrs.            6,440         6,331
                                                   ---------     ---------
  Total premises and equipment                        35,876        35,459
Accumulated depreciation                               7,067         6,780
                                                   ---------     ---------
  Total                                            $  28,809     $  28,679
                                                   =========     =========

NOTE J- FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2006 and December 31, 2005 the Bank had outstanding Federal Home Bank of New York advances as follows (in thousands):

                                (Unaudited)
                              March 31, 2006            December 31, 2005
                          -----------------------    ------------------------
                                         Interest                    Interest
                           Amount          Rate        Amount          Rate
                          -------        --------     -------        --------
Maturing:
  September 15, 2010      $ 9,250          4.49%      $ 9,702          4.49%
                          =======          ====       =======          ====

A schedule of the principal obligation is as follows (in thousands):

  One year or less                                                 $    1,839
  More than one year through three years                                3,934
  More than three years through five years                              3,477
                                                                   ----------
                                                                   $    9,250
                                                                   ==========


NOTE K- RETIREMENT PLANS-COMPONENTS OF NET PERIODIC PENSION COST

                                                  (Unaudited)
                                              Three Months Ended
                                                   March 31,
                                         ----------------------------
                                             2006             2005
                                         -----------      -----------

Service cost                             $        86      $        70
Interest cost                                    112              103
Expected return on plan assets                  (149)            (127)

Transition (asset)/obligation                      -                6
Amortization of unrecognized net loss             17                8
Unrecognized past service liability               15               14
                                         -----------      -----------
Net periodic benefit expense             $        81      $        74
                                         ===========      ===========


NOTE L- CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Bank enters into off-balance sheet arrangements consisting of commitments to fund mortgage loans and lines of credit. The outstanding loans commitments at March 31, 2006 were as follows:

                                                           (in thousands)
                                                               March 31,
                                                                 2006
                                                           -------------

  Mortgage loans                                            $     20,660
  Commercial lines of credit                                       1,863
  Other unused lines of credit                                    33,312
  Commercial letters of credit                                       781
                                                            ------------
                                                            $     56,616
                                                            ============



ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements, which can be identified by the use of words such as "believes," "expects," "anticipates," "estimates" or similar expressions. Forward - looking statements include:

     o    Statements of our goals, intentions and expectations;
     o    Statements  regarding  our  business  plans,  prospects,   growth  and
          operating  strategies;

     o    Statements   regarding   the  quality  of  our  loan  and   investment
          portfolios;  and
     o    Estimates of our risks and future costs and benefits.

These   forward-looking   statements  are  subject  to  significant   risks  and
uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

     o General economic conditions, either nationally or in our market area, that are worse than expected;
     o Changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
     o Our ability to enter into new markets and/or expand product offerings successfully and take advantage of growth opportunities;
     o    Increased competitive pressures among financial services companies;
     o    Changes  in  consumer  spending,   borrowing  and  savings  habits;
     o    Legislative or regulatory changes that adversely affect our business;
     o    Adverse  changes  in  the  securities   markets;
     o    Our  ability  to  successfully  manage  our  growth;  and
     o Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board.

Any of the forward-looking statements that we make in this report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Consequently, no forward-looking statement can be guaranteed.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Total assets fell slightly to $796.5 million at March 31, 2006, as compared to $797.8 million at December 31, 2005.

Deposits

Deposits fell by $2.8 million during the quarter, from $643.8 million at December 31, 2005 to $641.0 million at March 31,2006. During the second half of 2005, the Bank experienced significant deposit growth, particularly during September and October when deposit promotions were conducted in conjunction with the opening of the Bank's eighth branch office location and the celebration of the Bank's eighty-fifth anniversary. The certificate terms for these deposit promotions were primarily three and six months. The reduction in deposits during the first quarter of 2006 reflects an outflow of a portion of these certificates as they matured.

Borrowed Money

The $452,000 reduction in borrowed money during the quarter ended March 31, 2006 is due to the regularly scheduled principal payment. At March 31, 2006, the Bank's outstanding Federal Home Loan Bank advances totaled $9.3 million compared to $9.7 million at December 31, 2005.

Loans

During the first quarter of 2006, loans receivable, net, grew by $4.9 million to $383.6 million at March 31, 2006 from $378.7 million at December 31, 2005. The increase was primarily in home equity loans, which rose by $2.3 million to $102.6 million; commercial loans (including multi-family and commercial real estate mortgages), which rose by $2.1 million to $68.4 million and loans secured by deposit accounts, which nearly doubled from $l.1 million to $2.0 million.

Investments (Including Mortgage-Backed Securities)

The investment portfolio increased by $3.2 million to $341.9 million at March 31, 2006 from $338.7 million at December 31, 2005. Funds in excess of those needed for loans were principally deployed into short term agency securities, which increased by approximately $5.5 million during the first quarter of 2006. This increase offset a $2.2 million decrease in mortgage-backed securities held to maturity, which totaled $l47.9 million at March 31, 2006 compared to $l50.1 million at December 31, 2005. Securities classified as available for sale, totaled $15.4 million at March 31, 2006 compared to $15.5 million at December 31, 2005.

Other Assets

Other than a reduction in cash and cash equivalents which declined approximately $ 9.6 million between December 31, 2005 and March 31, 2006 as a result of deposit outflow and the funding of loans and investments, all other categories of other assets remained relatively stable during the quarter ended March 31, 2006.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2006 and
2005

General

During the current quarter, the flat yield curve continued to negatively impact the Bank's margins, putting a strain on net interest income and contributing to a decline in net income for the first quarter of 2006 compared to the same quarter in 2005. Net income for the quarter ended March 31, 2006 was $l.4 million, representing a 30.9% decrease from net income of $2.0 million for the quarter ended March 31, 2005. During the first quarter of 2005, the yield curve was more positively sloped; providing a more favorable spread between longer term lending and shorter term deposit rates. Additionally, the increase in non-interest expense on a quarter-to-quarter comparison resulting from the occupancy and additional staffing of the new Washington Town Center corporate headquarters and main office during the second half of 2005 contributed to the decline in net income between periods.

Interest Income

The interest income growth of $l.2 million reflects a substantial increase in the loan portfolio between periods as residential loans increased $25.2 million and commercial loans increased $25.5 million. Additionally, interest income during the current quarter benefited from comparably higher interest rates. While short term interest rates increased sharply, in direct response to the Federal Reserve's program of rate hikes during 2005, long-term generally did not respond as sharply, but did slowly and gradually increase.

Interest Expense

Interest expense increased $l.5 million as a result of significant deposit growth of nearly $38.5 million between periods and the higher level of prevailing interest rates paid on deposits during the first quarter of 2006 as compared to the first quarter of 2005. Additionally, the Bank borrowed funds from the Federal Home Loan Bank during the fourth quarter of 2005 in the form of a five year fixed rate advance, and interest paid on these borrowed funds is reflected in interest expense for the quarter ended March 31, 2006.

Provision for Loan Losses

The provision for loan losses increased by $73,000, reflecting the significant growth in the loan portfolio. The Bank's asset quality ratios declined slightly between years: the ratio of non-performing loans to total loans was 0.44% at March 31, 2006 as compared to .l5% at March 31, 2005. The negative provision for loan losses for the quarter ended March 31, 2005, was due to an improvement in the classification of loans during the quarter which permitted the partial recovery of previous provisions.

Non-interest Income

Non-interest income increased $189,000 from period to period. Revenues generated by General Abstract & Title Agency, acquired in March 2005, represents $233,000 of the increase.

Non-interest Expenses

This category increased $818,000 over half of which reflects the additional employee compensation and related benefit costs during the second half of 2005 for personnel associated with the opening of an eighth branch office, additional staff for the corporate office and the staff of General Abstract & Title Agency, acquired in March 2005. Facilities expense experienced a substantial increase between periods, primarily as a result of the opening of the new corporate headquarters and main office. Marketing and advertising expense grew between periods as the Bank expanded its radio and print advertising to promote its new branch office, expand its branding and a special March Mortgage promotion. General Abstract & Title Agency added over $300,000 in aggregate expense between periods.

Income Taxes

Income tax expense of $697,000 represented 33.8% of income before taxes for the quarter ended March 31, 2006. Income tax expense of $l.1 million represented 34.8% of income before taxes for the quarter ended March 31, 2005.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company's assets and liabilities are monetary in nature. Consequently, the Company's most significant form of market risk is interest rate risk. The Company's assets, consisting primarily of mortgage loans, have generally longer maturities than the Company's liabilities, consisting primarily of deposits. As a result, a principal part of the Company's business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended March 31, 2006.

ITEM 4 - Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2006.

No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

         There were no material pending legal proceedings to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

         None

ITEM 3 - Defaults Upon Senior Securities

         None

ITEM 4 - Submission of Matters to a Vote of Security Holders

         None

ITEM 5 - Other Information

         None

ITEM 6 - Exhibits

         31 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)

         32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ROMA FINANCIAL CORPORATION
                                                       (Registrant)


Date: June 29, 2006                             /s/Peter A. Inverso
                                                --------------------------------
                                                Peter A. Inverso
                                                President and Chief
                                                Executive Officer



Date: June 29, 2006                             /s/Sharon L. Lamont
                                                --------------------------------
                                                Sharon L. Lamont
                                                Chief Financial Officer