Form 10-Q
period 2006-06-30
ROMA FINANCIAL CORP
filed 2006-08-10
CIK 1355823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

---------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


    For the quarterly period ended               June 30, 2006
                                   ---------------------------------------------

                                       OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


   For the transition period from                       to
                                  --------------------      --------------------

                        Commission File Number 000-52000
                                               ---------


                           ROMA FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              UNITED STATES                                    51-0533946
------------------------------------------- ------------------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      Incorporation or organization)                      Identification Number)

             2300 Route 33, Robbinsville, New Jersey             08691
--------------------------------------------------------------------------------
             (Address of principal executive offices)         (Zip Code)

Registrant's telephone number,
including area code:                         (609) 223-8300
                                ------------------------------------------------

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

         The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 1, 2006:

          $0.10 par value common stock - 32,731,875 shares outstanding

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                             Page
                                                                                                            Number
                                                                                                            ------
PART I - FINANCIAL INFORMATION

      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition                                                 2
               at June 30, 2006  and December 31, 2005 (Unaudited)

               Consolidated Statements of Income for the Three and Six Months Ended                           3
               June 30, 2006 and 2005 (Unaudited)

               Consolidated Statements of Cash Flows for the Six Months                                       4
               Ended June 30, 2006 and 2005 (Unaudited)

               Notes to Consolidated Financial Statements                                                     6

      Item 2:  Management's Discussion and Analysis of                                                        11
               Financial Condition and Results of Operations

      Item 3:  Quantitative and Qualitative Disclosure About Market Risk                                      15

      Item 4:  Controls and Procedures                                                                        15


PART II - OTHER INFORMATION                                                                                   16


SIGNATURES                                                                                                    17


                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)

                                                                                           June 30,   December 31,
                                                                                             2006        2005
                                                                                          ---------    ---------
                                                                                            (In Thousands)
                                     Assets

     Cash and amounts due from depository institutions                                    $   5,040    $   5,745
     Interest-bearing deposits in other banks                                                98,722       22,324
     Money market funds                                                                      40,021           20
                                                                                          ---------    ---------

         Cash and Cash Equivalents                                                          143,783       28,089

     Securities available for sale                                                           16,983       15,514
     Investment securities held to maturity                                                 176,592      173,078
     Mortgage-backed securities held to maturity                                            151,446      150,101
     Loans receivable, net of allowance for loan losses $1,014
         and $878, respectively                                                             406,342      378,708
     Premises and equipment                                                                  28,775       28,679
     Federal Home Loan Bank of New York stock                                                 1,442        1,387
     Interest receivable                                                                      4,520        3,798
     Bank owned life insurance                                                               15,903       15,640
     Other assets                                                                             2,818        2,766
                                                                                          ---------    ---------

Total Assets                                                                              $ 948,604    $ 797,760
                                                                                          =========    =========
                      Liabilities and Stockholder's Equity

Liabilities

     Deposits                                                                             $ 792,694    $ 643,813
     Federal Home Loan Bank of New York advances                                              8,793        9,702
     Advance payments by borrowers for taxes and insurance                                    2,293        2,063
     Other liabilities                                                                        3,326        3,524
                                                                                          ---------    ---------

         Total Liabilities                                                                  807,106      659,102
                                                                                          ---------    ---------
Stockholder's Equity
     Common stock,$0.10 par value, 45,000,000 authorized; 10,000 issued and outstanding           1            1
     Paid-in capital                                                                            799          799
     Retained earnings - substantially restricted                                           140,769      137,820
     Accumulated other comprehensive (loss) income -
         unrealized (loss) gain on securities available for sale, net                           (71)          38
                                                                                          ---------    ---------

         Total Stockholder's Equity                                                         141,498      138,658
                                                                                          ---------    ---------
         Total Liabilities and Stockholder's Equity                                       $ 948,604    $ 797,760
                                                                                          =========    =========

See notes to consolidated financial statements

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                                Three Months Ended      Six Months Ended
                                                                    June 30,               June 30,
                                                               -------------------    -------------------
                                                                 2006       2005        2006       2005
                                                               --------   --------    --------   --------
                                                                 (In thousands)         (In thousands)
Interest Income
   Loans                                                       $  6,023   $  4,928    $ 11,707   $  9,848
   Mortgage-backed securities held to maturity                    1,755      1,810       3,522      3,442
   Investment securities held to maturity                         1,561      1,418       3,078      2,706
   Securities available for sale                                    130        125         255        251
   Other interest-earning assets                                    402        158         620        300
                                                               --------   --------    --------   --------

       Total Interest Income                                      9,871      8,439      19,182     16,547
                                                               --------   --------    --------   --------
Interest Expense
   Deposits                                                       3,614      2,564       7,059      4,654
   Borrowings                                                       191          -         297          -
                                                               --------   --------    --------   --------

       Total Interest Expense                                     3,805      2,564       7,356      4,654
                                                               --------   --------    --------   --------

       Net Interest Income                                        6,066      5,875      11,826     11,893

Provision for (recovery of) loan losses                              79        (87)        136       (103)
                                                               --------   --------    --------   --------

       Net Interest Income after Provision for (Recovery of)
          Loan Losses                                             5,987      5,962      11,690     11,996
                                                               --------   --------    --------   --------

Non-Interest  Income
   Commissions on sales of title policies                           415        264         647        264
   Fees and service charges on deposits                              99         91         190        173
   Fees and service charges on loans                                 60         43         107         79
   Net gain from sale of mortgage loans                               -          3           1         13
   Other                                                            355        256         612        567
                                                               --------   --------    --------   --------

       Total Non-Interest Income                                    929        657       1,557      1,096
                                                               --------   --------    --------   --------
Non-Interest Expense
   Salaries and employee benefits                                 2,494      2,088       4,935      4,057
   Net occupancy expense                                            390        231         799        473
   Equipment                                                        403        305         762        564
   Data processing fees                                             357        322         687        666
   Advertising                                                      217        197         427        357
   Federal insurance premium                                         20         20          41         40
   Other                                                            588        458       1,092        920
                                                               --------   --------    --------   --------

       Total Non-Interest Expense                                 4,469      3,621       8,743      7,077
                                                               --------   --------    --------   --------

       Income before Income Taxes                                 2,447      2,998       4,504      6,015

Income Taxes                                                        858        996       1,555      2,046
                                                               --------   --------    --------   --------

       Net Income                                              $  1,589   $  2,002    $  2,949   $  3,969
                                                               ========   ========    ========   ========

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                          ----------------------
                                                                            2006         2005
                                                                          ---------    ---------
                                                                               (In thousands)
Cash Flows from Operating Activities
   Net income                                                             $   2,949    $   3,969
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                              582          299
      Amortization of premiums and accretion of discounts on securities           -           40
      Accretion of deferred loan fees and discounts                             (39)        (152)
      Net gain on sale of mortgage loans originated for sale                     (1)         (13)
      Mortgage loans originated for sale                                       (149)        (923)
      Proceeds from sales of mortgage loans originated for sale                 150          936
      Provision for (recovery of) loan losses                                   136         (103)
      (Increase) in interest receivable                                        (722)        (341)
      (Increase) in cash surrender value of bank owned life insurance          (264)        (259)
      (Increase) in other assets                                                (53)         (42)
      Increase (decrease) in interest payable                                   (23)         144
      Increase (decrease) in other liabilities                                  (97)       1,233
                                                                          ---------    ---------

         Net Cash Provided by Operating Activities                            2,469        4,789
                                                                          ---------    ---------

Cash Flows from Investing Activities
   Proceeds from maturities and calls of securities available for sale           49            8
   Purchases of securities available for sale                                (1,708)         (50)
   Proceeds from maturities and calls of investment securities held to
      maturity                                                                5,000       18,060
   Purchases of investment securities held to maturity                       (8,500)     (28,000)
   Principal repayments on mortgage-backed securities held to maturity       12,139       12,812
   Purchases of mortgage-backed securities held to maturity                 (13,495)     (30,746)
   Net increase in loans receivable                                         (27,729)     (10,333)
   Additions to premises and equipment                                         (678)      (5,223)
   Purchase of Federal Home Loan Bank of New York stock                         (56)        (182)
                                                                          ---------    ---------

         Net Cash Used in Investing Activities                              (34,978)     (43,654)
                                                                          ---------    ---------

Cash Flows from Financing Activities
   Net increase in deposits                                                 148,882       41,443
   Increase in advance payments by borrowers for taxes and insurance            230          703
   Federal Home Loan Bank of New York advances                              158,000            -
   Repayments of Federal Home Loan Bank of New York advances               (158,909)           -
   Initial capitalization of mutual holding company                               -         (200)
                                                                          ---------    ---------

         Net Cash Provided by Financing Activities                          148,203       41,946
                                                                          ---------    ---------

         Net Increase in Cash and Cash Equivalents                          115,694        3,081

Cash and Cash Equivalents - Beginning                                        28,089       19,944
                                                                          ---------    ---------

Cash and Cash Equivalents - Ending                                        $ 143,783    $  23,025
                                                                          =========    =========

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                 ----------------------------------------------
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                          ----------------------
                                                                            2006         2005
                                                                          ---------    ---------
                                                                             (In thousands)
Supplementary Cash Flows Information
   Income taxes paid, net                                                 $   1,274    $   2,072
                                                                          =========    =========
   Interest paid                                                          $   7,379    $   4,509
                                                                          =========    =========

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - ORGANIZATION

Roma Financial Corporation is a federally-chartered corporation organized in January 2005 for the purpose of acquiring all of the capital stock that Roma Bank issued in its mutual holding company reorganization. Roma Financial Corporation's principal executive offices are located at 2300 Route 33, Robbinsville, New Jersey 08691 and its telephone number at that address is (609) 223-8300. At June 30, 2006, all of the outstanding stock of Roma Bank was held by Roma Financial Corporation and all of the outstanding stock of Roma Financial Corporation was held by Roma Financial Corporation, MHC.

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

Roma Bank is a federally-chartered stock savings bank. It was originally founded in 1920 and received its federal charter in 1991. Roma Bank's deposits are federally insured by the Deposit Insurance Fund as administered by the Federal Deposit Insurance Corporation. Roma Bank is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Office of Thrift Supervision also regulates Roma Financial Corporation, MHC and Roma Financial Corporation as savings and loan holding companies.

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

A Registration Statement on Form S-1 (File No. 333-132415), as amended, was filed by Roma Financial Corporation (the "Company") with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offering for sale of up to 8,538,750 shares (subject to increase to 9,819,652 shares) of its common stock. For a further discussion of the stock offering, see the final prospectus as filed on May 23, 2006 with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) of the Rules and Regulations of the Securities Act of 1933. The offering closed July 11, 2006 and the net proceeds from the offering were approximately $96.1 million (gross proceeds of $98.2 million for the issuance of 9,819,562 shares, less offering costs of approximately $2.1 million). The Company also issued 22,584,995 shares to Roma Financial Corporation, MHC and 327,318 shares to the Roma Bank Community Foundation, Inc., resulting in a total of 32,731,875 shares issued and outstanding after the completion of the offering. A portion of the proceeds were loaned to the Roma Bank Employee Stock Ownership Plan (ESOP) to purchase 811,750 shares of the Company's stock at a cost of $8.1 million on July 11, 2006.

NOTE B -  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Roma Financial Corporation (the "Company"), its wholly-owned subsidiary, Roma Bank (the "Bank") and the Bank's wholly-owned subsidiaries, Roma Capital Investment Co. (the "Investment Co.") and General Abstract and Title Agency (the "Title Co."). All significant inter-company accounts and transactions have been eliminated in consolidation. These statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and six month periods ended June 30, 2006 and 2005. The results of operations for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statements of condition for December 31, 2005 was derived from the Company's Registration Statement on Form S-1 (File No. 333-132415), as amended, filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended. That data, along with the interim financial information presented in the consolidated statements of financial condition, income and cash flows should be read in conjunction with the 2005 consolidated financial statements as presented in the Form S-1.

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

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Earnings per share was not meaningful for any of the periods shown as the Company had no publicly-held shares during the periods.

NOTE E - STOCK BASED COMPENSATION

The Company had no stock-based compensation as of or prior to June 30, 2006.

NOTE F - INVESTMENT SECURITIES

The following tables set forth the composition of our securities portfolio as of June 30, 2006 and December 31, 2005 (in thousands):

                                               June 30, 2006        December 31, 2005
                                            --------------------  --------------------
                                             Amortized   Fair      Amortized   Fair
                                               Cost      Value       Cost      Value
                                            ----------  --------  ----------  --------
Available for sale:
  Mortgage-backed securities                 $ 1,734    $ 1,730     $   121   $   130
  Obligations of state and local political
    subdivisions                              10,007     10,122      10,010    10,219
  US Government Obligations                    2,995      2,949       3,000     2,961
  Equity Shares                                   50         50          50        50
  Mutual Fund Shares                           2,317      2,132       2,266     2,154
                                             -------    -------     -------   -------
           Total                             $17,103    $16,983     $15,447   $15,514
                                             =======    =======     =======   =======

                                               June 30, 2006        December 31, 2005
                                            --------------------  --------------------
                                             Amortized   Fair      Amortized   Fair
                                               Cost      Value       Cost      Value
                                            ----------  --------  ----------  --------
Investments held to maturity:
  US Government Obligations                  $175,272   $170,701   $172,263   $168,647
  Obligations of state and local political
    subdivisions                                1,320      1,315        815        837
                                             --------   --------   --------   --------
           Total                             $176,592   $172,016   $173,078   $169,484
                                             ========   ========   ========   ========

                                               June 30, 2006        December 31, 2005
                                            --------------------  --------------------
                                             Amortized   Fair      Amortized   Fair
                                               Cost      Value       Cost      Value
                                            ----------  --------  ----------  --------
Mortgage-backed securities held to maturity:
  GNMA                                        $  6,508  $  6,433   $  7,454   $  7,450
  FHLMC                                         80,461    77,414     80,155     78,972
  FNMA                                          58,762    56,846     58,389     57,800
  CMO's                                          5,715     5,470      4,103      3,889
                                              --------  --------   --------   --------
          Total                               $151,446  $146,163   $150,101   $148,111
                                              ========  ========   ========   ========

Securities held as available for sale have been adjusted to market value at June 30, 2006 and December 31, 2005. Investments held to maturity and mortgage-backed securities are recorded at amortized cost. The decline in market values of these investments is due to interest rate changes, not credit risk. The Company has the ability to, and intends to hold the investments until maturity. Therefore, no impairment has been recorded.

NOTE G - LOANS RECEIVABLE, NET

Loans receivable, net at June 30, 2006 and December 31, 2005 were comprised of the following (in thousands):

                                          June 30,       December 31,
                                            2006             2005
                                          --------         --------
Real estate mortgage loans:
  Conventional 1-4 family                 $213,546         $191,634
  Commercial and multi-family               61,503           53,614
                                          --------         --------
                                           275,049          245,248
                                          --------         --------

Construction                                10,390           20,020
                                          --------         --------
Consumer:
  Equity and second mortgages              123,428          118,318
  Other                                      1,096            1,577
                                          --------         --------
                                           124,524          119,895
                                          --------         --------

Commercial                                   3,025            2,351
                                          --------         --------

  Total loans                              412,988          387,514
                                          --------         --------
Less:
  Allowance for loan losses                  1,014              878
  Deferred loan fees                           243              269
  Loans in process                           5,389            7,659
                                          --------         --------
                                             6,646            8,806
                                          --------         --------
      Total loans receivable, net         $406,342         $378,708
                                          ========         ========

NOTE  H - DEPOSITS

A summary of deposits by type of account are summarized as follows (in thousands):

                                       June 30, 2006            December 31, 2005
                                    ---------------------     ---------------------
                                                 Weighted                 Weighted
                                                 Avg. Int.                Avg. Int.
                                      Amount       Rate         Amount      Rate
                                      ------       ----         ------      ----
Demand:
  Non-interest bearing checking     $ 25,564        0.00%     $ 20,661      0.00%
  Interest bearing checking          100,032        0.53%      100,721      0.54%
                                    --------        ----      --------      ----
                                     125,596        0.42%      121,382      0.45%

Savings and club                     353,035        0.54%      208,109      0.93%
Certificates of deposit              314,063        3.86%      314,322      3.48%
                                    --------        ----      --------      ----

      Total                         $792,694        1.84%     $643,813      2.08%
                                    ========        ====      ========      ====

At June 30, 2006 the Company has contractual obligations for certificates of deposit that mature as follows (in thousands):

            One year or less                       $223,102
            After one to three years                 52,689
            After three years                        38,272
                                                   --------

                                                   $314,063
                                                   ========

NOTE I - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

                                     Estimated
                                       Useful       June 30,      December 31,
                                       Lives          2006            2005
                                     ---------      --------      ------------
Land -future development                 -          $ 1,054        $ 1,054
Construction in progress                 -              712            569
Land and land improvements               -            5,271          5,271
Buildings and improvements           20-50 yrs       22,381         22,234
Furnishings and equipment            3-10 yrs.        6,719          6,331
                                                    -------        -------
  Total premises and equipment                       36,137         35,459

Accumulated depreciation                              7,362          6,780
                                                    -------        -------
  Total                                             $28,775        $28,679
                                                    =======        =======

NOTE J - FEDERAL HOME LOAN BANK ADVANCES


At June 30, 2006 and December 31, 2005, the Bank had outstanding Federal Home Bank of New York advances as follows (in thousands):

                                June 30, 2006             December 31, 2005
                              -----------------           -----------------
                                        Interest                   Interest
                              Amount      Rate            Amount     Rate
                              ------      ----            ------     ----
Maturing:
  September 15, 2010          $8,793      4.49%           $9,702     4.49%
                              ======      ====            ======     ====


A schedule of principal payments is as follows (in thousands):

            One year or less                             $1,839
            More than one year through three years        3,934
            More than three years through five years      3,020
                                                         ------
                                                         $8,793
                                                         ======


NOTE K - RETIREMENT PLANS

Components of net periodic pension cost is as follows ( in thousands):

                                      Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                     -------------------       ----------------
                                         2006     2005          2006     2005
                                        -----    -----         -----    -----

Service cost                            $  86    $  70         $ 172    $ 140
Interest cost                             112      103           224      206
Expected return on plan assets           (149)    (127)         (298)    (254)
Transition (asset)/obligation               -        6             -       12
Amortization of unrecognized net loss      17        8            34       16
Unrecognized past service liability        15       14            30       28
                                        -----    -----         -----    -----

Net periodic benefit expense            $  81    $  74         $ 162      148
                                        =====    =====         =====    =====

NOTE L - CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund mortgage loans and lines of credit. The outstanding loans commitments at June 30, 2006 were as follows (in thousands):

                                                         June 30,
                                                           2006
                                                         -------
  Mortgage loans                                         $ 9,970
  Commercial lines of credit                               6,310
  Other unused lines of credit                            32,684
  Commercial letters of credit                               969
                                                         -------
                                                         $49,933
                                                         =======


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

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Total assets increased by $150.8 million to $948.6 million at June 30, 2006 compared to $797.8 million at December 31, 2005. The increase was primarily caused by an infusion of funds generated by subscriptions to purchase shares of the Company's common stock which increased cash and cash equivalents by $115.7 million. Additionally, net loans increased by $27.6 million, and securities, both available for sale and held to maturity, increased by $6.3 million.

Deposits

Total deposits increased by $148.9 million or 23.1% to $792.7 million at June 30, 2006 compared to $643.8 million at December 31, 2005. The increase was primarily the result of temporary deposits of $146.6 million from subscribers to purchase shares in the Company's stock offering. At the closing of the offering on July 11, 2006 a portion of the subscription funds were moved out of deposits and became part of stockholders' equity, and excess subscriptions received were returned to subscribers. From December 31, 2005 to June 30, 2006, checking accounts increased by $4.2 million to $125.6 million and certificates of deposits and other savings accounts decreased by $1.9 million after adjusting for the $146.6 million in deposits related to the stock offering.

Borrowed Money

The $.9 million reduction in borrowed money during the six months ended June 30, 2006 is due to regularly scheduled principal payments. At June 30, 2006, the Bank's outstanding Federal Home Loan Bank advances totaled $8.8 million compared to $9.7 million at December 31, 2005.

Loans

Net loans increased by $27.6 million or 7.3% to $406.3 million at June 30, 2006 from $378.7 million at December 31, 2005. The increase was primarily in one to four family mortgage loans, which benefited from a special promotion during the month of March 2006. This category increased by $21.9 million to $213.5 million at June 30, 2006 compared to $191.6 million at December 31, 2005. Home equity loans increased by $5.1 million over December 31, 2005 to reach $123.4 million at June 30, 2006. Commercial and multi-family real estate, commercial and construction loans decreased, on a combined basis $.1 million to $74.9 million at June 30, 2006.

Investments (Including Mortgage-Backed Securities)

The investment portfolio increased by $6.3 million to $345.0 million at June 30, 2006 compared to $338.7 million at December 31, 2005. Funds in excess of those needed for loans were principally deployed into short term agency and municipal securities, which increased by $3.5 million to $176.6 million at June 30, 2006 compared to $173.1 million at December 31, 2005. Mortgage-backed securities increased by $1.3 million to $151.4 million at June 30, 2006 compared to $150.1 million at December 31, 2005. Securities classified as available for sale increased by $1.5 million to $17.0 million at June 30, 2006 compared to $15.5 million at December 31, 2005. The continuation of the flat yield curve continued to make short-term investments a more attractive option during the period.

Other Assets

All other categories of assets remained relatively stable with an increase of $1.2 million from December 31, 2005 to June 30, 2006.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2006 and
2005

General

During the current quarter, the flat yield curve continued to negatively impact the Bank's margins, putting a strain on net interest income and contributing to a decline in net income in the second quarter of 2006 compared to the same quarter in 2005. Net income for the quarter ended June 30, 2006 was $l.6 million, representing a 20.6% decrease from net income of $2.0 million for the quarter ended June 30, 2005. During the second quarter of 2005, the yield curve was more positively sloped; providing a more favorable spread between longer term lending and shorter term deposit rates. Additionally, non-interest expense increased $ .8 million due to higher occupancy and staff costs which contributed to the decline in net income between periods.

Interest Income

Interest income increased by $1.4 million to $9.9 million for the three months ended June 30, 2006 compared to $8.4 million for the three months ended June 30, 2005. Interest income from equity loans increased by $.5 million to $1.9 million. The increase was primarily due to growth in the equity loan portfolio; the balance of equity loans as of June 30, 2006 was $22.1 million higher than at June 30, 2005. Interest income from commercial loans increased by $.6 million to $1.3 million. The increase was primarily due to an increase in the commercial loan portfolio of $24.5 million between June 30, 2005 and June 30, 2006. Interest income from mortgage loans remained stable during the comparable period. Interest income from other interest earning assets increased by $.2 million due primarily to the increase in overnight funds related to the stock offering. The average portfolio yields for the three months ended June 30, 2006 on loans and investments were 6.07% and 4.40% respectively, compared to 5.75% and 4.05% for the same period in 2005.

Interest Expense

Interest expense increased by $1.2 million to $3.8 million for the three months ended June 30, 2006 compared to $2.6 million for the three months ended June 30, 2005. This increase is due to a combination of a higher level of deposits and higher prevailing interest rates. Total deposits at June 30, 2005 were $617.8 million as compared to $792.7 million at June 30, 2006. Deposits as of June 30, 2006 included $146.6 million of temporary deposits received for subscription orders in the stock offering. The Bank also borrowed funds from the Federal Home Loan Bank in September of 2005 as a five year fixed rate advance. Additionally, during the current quarter the Company borrowed on various occasions overnight funds from the Federal Home Loan Bank. The increase in borrowings resulted in a $.2 million increase in interest expense on borrowings as compared to second quarter 2005.

Provision for Loan Losses

Loan provisions were nearly $.1 million during the current quarter compared to a negative provision (recovery) of nearly $.1 million in the comparable quarter of 2005. The increase is reflective of the significant growth in the loan portfolio and a 25 basis point increase, effective January 2006, of the provision for secured commercial loan originations. The negative provision for loan losses for the quarter ended June 30, 2005 was due to an improvement in the classification of loans which permitted the partial recovery of previous provisions.

Non-Interest Income

Non-interest income increased by $272 thousand to $929 thousand for the three months ended June 30, 2006 compared to $659 thousand for the three months ended June 30, 2005. The increase was primarily due to an increase in commissions on sales of title insurance policies of $151 thousand to $415 thousand for second quarter 2006 compared to $264 thousand for second quarter 2005.

Non-Interest Expense

Non-interest expense increased by $.8 million to $4.5 million for the three months ended June 30, 2006 compared to $3.6 million for the three months ended June 30, 2005. Salaries and related employee benefits increased by $.4 million to $2.5 million compared to $2.1 million. Net occupancy expense increased $.2 million to $.4 million compared to $.2 million. The increases in compensation and occupancy expense were primarily related to the opening of the Company's eighth branch and corporate headquarters in September of 2005.

Income Taxes

Income tax expense for the three months ended June 30, 2006 was $.9 million compared to $1.0 million for the same period in 2005. Income tax expense for the three months ended June 30, 2006 and June 30, 2005 represented 35.1% and 33.2% of net income before income taxes, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005

General

During the six months ended June 30, 2006 a flat yield curve continued to negatively impact the Company's margins, putting a strain on net interest income and contributing to a decline in net income compared to the same period in 2005. Net income decreased by $1.1 million to $2.9 million for the six months ended June 30, 2006 from $4.0 million for the same period in 2005. The decrease was primarily the result of an increase of $1.7 million in non-interest expense. Net interest income before the provision for loan losses decreased by $.1 million to $11.8 million from $11.9 million. An increase of $2.6 million in interest income was offset by a $2.7 million increase in interest expense. The year to date interest rate spread decreased 34 basis points between periods.

Interest Income

Interest income increased by $2.6 million to $19.2 million in the current six month period compared to $16.6 million in the same period last year. Interest income from equity loans increased by $1.0 million to $3.6 million compared to $2.5 million. This increase was primarily due to a $22.1 million increase in the balance of equity loans at June 30, 2006 as compared to the balance at June 30, 2005. Interest income from commercial loans increased by $1.0 million to $2.4 million compared to $1.4 million. This increase was primarily due to a $24.5 million increase in the commercial loan portfolio between June 30, 2005 and June 30, 2006. Interest income from investments increased by $.5 million to $6.9 million compared to $6.4 million. This was due to a $5.0 million increase in the balance of the investment portfolio at June 30, 2006 as compared to June 30, 2005 as well as higher interest rates on new securities purchased. The average portfolio yields for the six months ended June 30, 2006 on loans and investments were 6.03% and 4.38% respectively, compared to 5.76% and 4.01% for the same period in 2005. Interest income from other interest earning assets increased by $.3 million primarily due to the increase in overnight funds related to the stock offering.

Interest Expense

Interest expense increased by $2.7 million to $7.4 million for the six months ended June 30, 2006 compared to $4.7 million for the six months ended June 30, 2005. The increase in interest expense was primarily due to a $174.9 million increase in deposits between June 30, 2005 and June 30, 2006. Of this increase $146.6 million was directly related to temporary deposits resulting from the stock offering. In addition, higher interest rates were paid on deposits during the first six months of 2006 as compared to the same period in 2005. Additionally, the Company borrowed funds from the Federal Home Loan Bank in September of 2005 in the form of a five year fixed rate advance, and had other overnight and short-term borrowings from the Federal Home Loan Bank during the first six months of 2006 that were not present in the 2005 period.

Provision for Loan Losses

The provision for loan losses increased by $239 thousand to $136 thousand for the six months ended June 30, 2006 compared to a recovery of $103 thousand during the six months ended June 30, 2005. The increase is reflective of the significant growth in the loan portfolio and a 25 basis points increase,
effective   January  2006,  in  the  provision  for  secured   commercial   loan
originations. The ratio of non-performing loans to total loans increased from ..13% at June 30, 2005 to 1.09% at June 30, 2006. The negative provision for loan losses for the six months ended June 30, 2005 was due to an improvement in the classification of loans which permitted the partial recovery of previous provisions.

Non-Interest Income

Non-interest income increased by $.5 million to $1.6 million for the six months ended June 30, 2006 compared to $1.1 million for the six months ended June 30, 2005. Revenues generated by General Abstract & Title Agency which was acquired in March 2005 represented $.4 million of the increase.

Non-Interest Expense

Non-interest expense increased by $1.7 million to $8.8 million for the six months ended June 30, 2006 compared to $7.1 million for the six months ended June 30, 2005. Salaries and employee benefits, occupancy and equipment aggregated represented $1.4 million of the increase. The increase in these categories is primarily related to the opening of an eighth branch office and corporate headquarters in September of 2005 and the acquisition of General Abstract & Title Agency in March of 2005.

Income Taxes

Income tax expense decreased by $.4 million to $1.6 million for the six months ended June 30, 2006 compared to $2.0 million for the six months ended June 30, 2005. Income tax expense at June 30, 2006 and June 30, 2005 represented 34.6% and 34.0% respectively of net income before income taxes.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company's assets and liabilities are monetary in nature. Consequently, the Company's most significant form of market risk is interest rate risk. The Company's assets, consisting primarily of mortgage loans, have generally longer maturities than the Company's liabilities, consisting primarily of short-term deposits. As a result, a principal part of the Company's business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended June 30, 2006.

Net Portfolio Value

The Company's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Company's quarterly Thrift Financial Reports. The following table sets forth the Company's NPV as of March 31, 2006, the most recent date the NPV was calculated by the OTS.

                                                                           NPV as Percent of Portfolio
    Change in                              NPV                                   Value of Assets
 Interest Rates       -----------------------------------------------    -------------------------------
 in Basis Points                                                                            Change in
                                           Dollar          Percent            NPV             Basis
  (Rate Shock)           Amount            Change           Change           Ratio           Points
------------------    -------------     ------------     ------------    -------------    --------------
     +300bp                126,142       (39,497)           -24%            16.35%           - 389bp

     +200bp                139,300       (26,340)           -16%            17.69%           - 253bp

     +100bp                152,647       (12,992)            -8%            19.00%           - 122bp

        0bp                165,639             -              0%            20.21%               -

     -100bp                177,482       (11,843)             7%            21.27%           + 106bp

     -200bp                184,343       (18,704)            11%            21.82%           + 161bp


ITEM 4 - Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2006.

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

ITEM 1A - Risk Factors

          This item is not yet applicable to the Company because the Company has not yet filed an annual report on Form 10-K.

ITEM 2 -  Unregistered Sales of Equity Securities and Use of Proceeds

          The effective date of the Company's Registration Statement on Form S-1 (File No. 333-132415) was May 15, 2006. The offering commenced on May 22, 2006. All of the securities that were registered were sold in the offering. Sandler O'Neill & Partners, L.P. acted as underwriter. The title of the securities registered is Common stock, par value $.10 per share. A total of 9,819,562 shares were sold for an aggregate offering price of $98,195,620. Offering expenses were approximately $2.1 million, including underwriters fees and expenses of approximately
          $971,000, and net proceeds were approximately $96.1 million. The Company made a capital contribution to Roma Bank of 50% of the net proceeds and loaned $8,117,500 to the Roma Bank Employee Stock Ownership Plan for the purchase of 811,750 shares in the offering. The balance was retained by the Company as working capital and deposited with Roma Bank.

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



                                                ROMA FINANCIAL CORPORATION
                                                (Registrant)


Date: August 10, 2006                           /s/Peter A. Inverso
                                                --------------------------------
                                                Peter A. Inverso
                                                President and
                                                Chief Executive Officer



Date: August 10, 2006                           /s/Sharon L. Lamont
                                                --------------------------------
                                                Sharon L. Lamont
                                                Chief Financial Officer