Form 10-Q
period 2006-09-30
ROMA FINANCIAL CORP
filed 2006-11-13
CIK 1355823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

---------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934

    For the quarterly period ended                 September 30, 2006
                                         ---------------------------------------

                                                             OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934

   For the transition period from                         to
                                       ------------------      -----------------


                        Commission File Number 000-52000
                                               ---------


                           ROMA FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              UNITED STATES                                     51-0533946
     -------------------------------                         ----------------
     (State or other jurisdiction of                         (I.R.S. Employer
      Incorporation or organization)                      Identification Number)

             2300 Route 33, Robbinsville, New Jersey               08691
             ---------------------------------------               -----
             (Address of principal executive offices)            (Zip Code)

Registrant's telephone number,
including area code:                               (609) 223-8300
                                       -----------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 1, 2006:

          $0.10 par value common stock - 32,731,875 shares outstanding

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I - FINANCIAL INFORMATION

      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition                                2
               at September 30, 2006  and December 31, 2005 (Unaudited)

               Consolidated Statements of Income for the Three and Nine Months Ended         3
               September 30, 2006 and 2005 (Unaudited)

               Consolidated Statement of Changes in Stockholders' Equity for the Nine        4
               Months Ended September 30, 2006 and 2005(Unaudited)

               Consolidated Statements of Cash Flows for the Nine Months                     5
               Ended September 30, 2006 and 2005 (Unaudited)

               Notes to Consolidated Financial Statements                                    7

      Item 2:  Management's Discussion and Analysis of                                       12
               Financial Condition and Results of Operations

      Item 3:  Quantitative and Qualitative Disclosure About Market Risk                     18

      Item 4:  Controls and Procedures                                                       18


PART II - OTHER INFORMATION                                                                  19


SIGNATURES                                                                                   20


                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)

                                                                                    September 30,  December 31,
                                                                                        2006          2005
                                                                                    -------------  ------------
                                                                                         (In Thousands)
                                     ASSETS

     Cash and amounts due from depository institutions                                $   6,701    $   5,745
     Interest-bearing deposits in other banks                                            28,941       22,324
     Money market funds                                                                  30,461           20
                                                                                      ---------    ---------

         Cash and Cash Equivalents                                                       66,103       28,089

     Securities available for sale                                                       21,003       15,514
     Investment securities held to maturity                                             171,941      173,078
     Mortgage-backed securities held to maturity                                        146,452      150,101
     Loans receivable, net of allowance for loan losses $1,110
         and $878, respectively                                                         414,553      378,708
     Premises and equipment                                                              28,888       28,679
     Federal Home Loan Bank of New York stock                                             1,437        1,387
     Interest receivable                                                                  4,371        3,798
     Bank owned life insurance                                                           16,041       15,640
     Other assets                                                                         3,051        2,766
                                                                                      ---------    ---------

                Total Assets                                                          $ 873,840    $ 797,760
                                                                                      =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

     Deposits                                                                         $ 625,629    $ 643,813
     Federal Home Loan Bank of New York advances                                          8,330        9,702
     Advance payments by borrowers for taxes and insurance                                2,298        2,063
     Other liabilities                                                                    4,211        3,524
                                                                                      ---------    ---------

         Total Liabilities                                                              640,468      659,102
                                                                                      ---------    ---------

STOCKHOLDERS' EQUITY
     Common stock, $0.10 par value, 45,000,000 authorized; (2006) 32,731,875 issued
         and outstanding; (2005) 10,000 authorized and outstanding                        3,273            1
     Paid-in capital                                                                     97,009          799
     Retained earnings - substantially restricted                                       140,870      137,820
     Unearned shares held by Employee Stock Ownership Plan                               (7,982)           -
     Accumulated other comprehensive  income -
         unrealized gain on securities available for sale, net                              202           38
                                                                                      ---------    ---------

         Total Stockholders' Equity                                                     233,372      138,658
                                                                                      ---------    ---------
         Total Liabilities and Stockholders' Equity                                   $ 873,840    $ 797,760
                                                                                      =========    =========

See notes to consolidated financial statements

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                            Three Months Ended     Nine Months Ended
                                                               September 30,         September 30,
                                                           --------------------    -------------------
                                                              2006        2005        2006       2005
                                                           --------------------    -------------------
                                                             (In thousands)        (In thousands)
INTEREST INCOME
   Loans                                                   $  6,372    $  5,196    $ 18,079   $ 15,044
   Mortgage-backed securities held to maturity                1,829       1,851       5,351      5,293
   Investment securities held to maturity                     1,671       1,443       4,749      4,149
   Securities available for sale                                156         125         411        377
   Other interest-earning assets                                646         140       1,266        439
                                                           --------    --------    --------   --------

       Total Interest Income                                 10,674       8,755      29,856     25,302
                                                           --------    --------    --------   --------
INTEREST EXPENSE
   Deposits                                                   3,682       2,798      10,742      7,451
   Borrowings                                                    97          49         393         49
                                                           --------    --------    --------   --------

       Total Interest Expense                                 3,779       2,847      11,135      7,500
                                                           --------    --------    --------   --------

       Net Interest Income                                    6,895       5,908      18,721     17,802

PROVISION FOR (RECOVERY OF) LOAN LOSSES                          97          82         233        (21)
                                                           --------    --------    --------   --------

       Net Interest Income after Provision for (Recovery
         of) Loan Losses                                      6,798       5,826      18,488     17,823
                                                           --------    --------    --------   --------
NON-INTEREST  INCOME
   Commissions on sales of title policies                       372         428       1,019        693
   Fees and service charges on deposits                         205          99         395        271
   Fees and service charges on loans                             79          52         186        131
   Net gain (loss)  from sale of mortgage loans                   3          (1)          4         12
   Other                                                        358         400         970        967
                                                           --------    --------    --------   --------

       Total Non-Interest Income                              1,017         978       2,574      2,074
                                                           --------    --------    --------   --------
NON-INTEREST EXPENSE
   Salaries and employee benefits                             2,624       2,221       7,560      6,278
   Net occupancy expense                                        404         279       1,202        752
   Equipment                                                    342         312       1,104        876
   Data processing fees                                         282         313         969        981
   Advertising                                                  193         205         620        562
   Federal insurance premium                                     20          20          61         60
   Contributions                                              3,451          83       3,523        217
   Other                                                        531         423       1,551      1,210
                                                           --------    --------    --------   --------

       Total Non-Interest Expense                             7,847       3,856      16,590     10,936
                                                           --------    --------    --------   --------

       Income (Loss) Before Income Taxes                        (32)      2,948       4,472      8,961

INCOME TAXES (BENEFIT)                                         (133)      1,051       1,422      3,097
                                                           --------    --------    --------   --------

           Net Income                                      $    101    $  1,897    $  3,050   $  5,864
                                                           --------    --------    --------   --------
        Basic and diluted earnings per
         share                                             $    .00    $      -    $    N/A   $      -
                                                           ========    ========    ========   ========

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                                   (Unaudited)

                                                                       Retained                        Accumulated
                                                                       Earnings        Unearned           Other
                                         Common         Paid In     Substantially        ESOP         Comprehensive
                                          Stock         Capital       Restricted        Shares           Income            Total
                                      -------------- -------------- --------------- ---------------  ----------------- -------------
Balance December 31, 2004             $            - $            - $     131,285   $             -  $          108       $ 131,393

Net income for the nine months
  ended September 30, 2005                                                  5,864                                             5,864

Other comprehensive loss, net
  of  taxes                                                                                                     (50)            (50)

Initial capitalization of Mutual
  Holding Company                                  1            799        (1,000)                                             (200)
                                      -------------- -------------- -------------   ---------------  --------------    ------------
Balance September 30, 2005            $            1 $          799 $     136,149   $             -  $           58    $    137,007
                                      ============== ============== =============   ===============  ==============    ============


Balance December 31, 2005             $            1 $          799 $     137,820   $             -  $           38    $    138,658

Net income for the nine months
  ended September 30, 2006                                                  3,050                                             3,050

Other comprehensive income,
  net of  taxes                                                                                                 164             164

Issuance of common stock,
  net of expenses                              3,272         96,141                                                          99,413

 ESOP shares earned                                              69                             135                             204

Common stock acquired by
  ESOP                                                                                       (8,117)                         (8,117)
                                      -------------- -------------- --------------- ---------------  ----------------- -------------
Balance September 30, 2006            $        3,273 $       97,009 $     140,870   $        (7,982) $          202    $    233,372
                                      ============== ============== =============   ===============  ==============    ============

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                  ----------------------
                                                                                     2006         2005
                                                                                  ---------    ---------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                     $   3,050    $   5,864
   Adjustments to reconcile net income to net cash provided by operating activities:
        Cash contribution to foundation                                                 167            -
      Depreciation                                                                      878          480
      Amortization of premiums and accretion of discounts on securities                 (24)          18
      Accretion of deferred loan fees and discounts                                     (30)        (174)
      Net gain on sale of mortgage loans originated for sale                             (4)         (12)
      Mortgage loans originated for sale                                               (483)      (2,527)
      Proceeds from sales of mortgage loans originated for sale                         487        2,439
      Provision for (recovery of) loan losses                                           233          (21)
      Allocation of ESOP shares                                                         204            -
      (Increase) in interest receivable                                                (573)        (605)
      (Increase) in cash surrender value of bank owned life insurance                  (401)        (393)
      (Increase) in other assets                                                       (282)        (725)
      Increase (decrease) in interest payable                                           304          350
      Increase (decrease) in other liabilities                                          278          633
                                                                                  ---------    ---------

         Net Cash Provided by Operating Activities                                    3,804        5,427
                                                                                  ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from maturities and calls of securities available for sale                   85           13
   Purchases of securities available for sale                                        (5,313)      (1,076)
   Proceeds from maturities and calls of investment securities held to maturity      24,000       18,060
   Purchases of investment securities held to maturity                              (22,845)     (30,000)
   Principal repayments on mortgage-backed securities held to maturity               19,152       21,263
   Purchases of mortgage-backed securities held to maturity                         (15,495)     (38,030)
   Net increase in loans receivable                                                 (36,046)     (27,479)
   Additions to premises and equipment                                               (1,088)      (7,399)
   Purchase of Federal Home Loan Bank of New York stock                                 (50)        (182)
                                                                                  ---------    ---------

         Net Cash Used in Investing Activities                                      (37,600)     (64,830)
                                                                                  ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                              (18,183)      60,994
   Increase in advance payments by borrowers for taxes and insurance                    235          488
   Federal Home Loan Bank of New York advances                                      158,000      208,000
   Repayments of Federal Home Loan Bank of New York advances                       (159,371)    (198,000)
   Initial capitalization of mutual holding company                                       -         (200)
   Proceeds from issuance of common stock, net of ESOP                               91,129            -
                                                                                  ---------    ---------

         Net Cash Provided by Financing Activities                                   71,810       71,282
                                                                                  ---------    ---------

         Net Increase in Cash and Cash Equivalents                                   38,014       11,879

CASH AND CASH EQUIVALENTS - BEGINNING                                                28,089       19,944
                                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS - ENDING                                                $  66,103    $  31,823
                                                                                  =========    =========

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                 ----------------------------------------------
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                  ----------------------
                                                                                    2006          2005
                                                                                  ---------    ---------
                                                                                      (In thousands)
SUPPLEMENTARY CASH FLOWS INFORMATION
   Income taxes paid, net                                                         $   1,958    $   3,276
                                                                                  =========    =========

   Interest paid                                                                  $  10,831    $   7,150
                                                                                  =========    =========

  Contribution of stock to foundation                                             $   3,273    $       -
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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and nine month periods ended September 30, 2006 and 2005. The results of operations for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statements of financial condition for December 31, 2005 were derived from the Company's Registration Statement on Form S-1 (File No. 333-132415), as amended, filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended. That data, along with the interim financial information presented in the consolidated statements of financial condition, income and cash flows, should be read in conjunction with the 2005 consolidated financial statements as presented in the Form S-1.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. The allowance for loan losses represents management's best estimate of losses known and inherent in the portfolio that are both probable and reasonable to estimate. While management uses the most current information available to estimate losses on loans, actual losses are dependent on future events and, as such, increases in the allowance for loan losses may be necessary.

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

NOTE D - EARNINGS PER SHARE

Earnings per share for the three months ended September 30, 2006 was calculated by dividing net income by the weighted-average number of shares outstanding for the period. Earnings per share was not meaningful for the nine month period ended September 30, 2006, as the Company had publicly traded shares for a limited period of time. Earnings per share was not meaningful for the three and nine months ended September 30, 2005, as the Company had no publicly held shares during the periods

NOTE E - STOCK BASED COMPENSATION

The Company had no stock-based compensation as of, or prior to, September 30, 2006, except as described below.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 811,750 shares of common stock as part of the stock offering using proceeds of a loan from Roma Financial Corporation. The total cost of shares purchased by the ESOP trust was $8.1 million, reflecting an average cost per share of $ 10.00. The Bank will make cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to Roma Financial Corporation. The loan bears an interest rate of 8% with principal and interest payable in equal quarterly installments over a fifteen year period. The loan is secured by the shares of the stock purchased.

Shares purchased with the loan proceeds are initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation. The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, "Employer's Accounting for Employee Stock Ownership Plans", issued by the Accounting Standards Division of the American Institute of Certified Public Accountants ("AICPA"). As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company made its first loan payment in October 2006. The Company accrued ESOP expense for the three and nine months ending September 30, 2006 of $204 thousand. As of September 30, 2006 the total amount of ESOP shares of 811,750 were unreleased. The Company's compensation expense for the ESOP was $204 thousand for the three and nine months ended September 30, 2006.

NOTE F - INVESTMENT SECURITIES

The following tables set forth the composition of our securities portfolio as of September 30, 2006 and December 31, 2005 (in thousands):



                                            September 30, 2006  December 31, 2005
                                            ------------------  -----------------
                                             Amortized   Fair    Amortized   Fair
                                               Cost      Value     Cost      Value
                                               ----      -----     ----      -----
Available for sale:
  Mortgage-backed securities                 $ 1,699   $ 1,715   $   121   $   130
  Obligations of state and local political
    subdivisions                              10,008    10,169    10,010    10,219
  US Government Obligations                    2,995     2,961     3,000     2,961
  Equity Shares                                3,629     3,939        50        50
  Mutual Fund Shares                           2,343     2,219     2,266     2,154
                                             -------   -------   -------   -------
           Total                             $20,674   $21,003   $15,447   $15,514
                                             =======   =======   =======   =======



                                             September 30, 2006    December 31, 2005
                                             ------------------    -----------------
                                             Amortized     Fair    Amortized    Fair
                                               Cost        Value     Cost       Value
                                               ----        -----     ----       -----
Investments held to maturity:
  US Government Obligations                  $170,336   $167,899   $172,263   $168,647
  Obligations of state and local political
    subdivisions                                1,605      1,642        815        837

                                             --------   --------   --------   --------
           Total                             $171,941   $169,541   $173,078   $169,484
                                             ========   ========   ========   ========


                                              September 30, 2006    December 31, 2005
                                              ------------------    -----------------
                                             Amortized     Fair    Amortized     Fair
                                               Cost        Value     Cost        Value
                                               ----        -----     ----        -----
Mortgage-backed securities held to maturity:
  GNMA                                       $  6,113   $  6,089   $  7,454   $  7,450
  FHLMC                                        78,598     77,036     80,155     78,972
  FNMA                                         56,313     55,618     58,389     57,800
  CMO's                                         5,428      5,258      4,103      3,889
                                             --------   --------   --------   --------
          Total                              $146,452   $144,001   $150,101   $148,111
                                             ========   ========   ========   ========

Securities held as available for sale have been adjusted to market value at September 30, 2006 and December 31, 2005. Investments held to maturity and mortgage-backed securities are recorded at amortized cost. The decline in market values of these investments is due to interest rate changes, not credit risk. The Company has the ability to, and intends to hold the investments until maturity. Therefore, no impairment has been recorded.

NOTE G - LOANS RECEIVABLE, NET

Loans receivable, net at September 30, 2006 and December 31, 2005 were comprised of the following (in thousands):


                                               September 30,       December 31,
                                                   2006               2005
                                                 --------           --------
Real estate mortgage loans:
  Conventional 1-4 family                        $215,381           $191,634
  Commercial and multi-family                      66,345             53,614
                                                 --------           --------
                                                  281,726            245,248
                                                 --------           --------

                                                 --------           --------
Construction                                        9,406             20,020
                                                 --------           --------

Consumer:
  Equity and second mortgages                     126,961            118,318
  Other                                             1,209              1,577
                                                 --------           --------
                                                  128,170            119,895
                                                 --------           --------

                                                 --------           --------
Commercial                                          3,696              2,351
                                                 --------           --------
  Total loans                                     422,998            387,514
                                                 --------           --------

Less:
  Allowance for loan losses                         1,110                878
  Deferred loan fees                                  238                269
  Loans in process                                  7,097              7,659
                                                 --------           --------
                                                    8,445              8,806
                                                 --------           --------

      Total loans receivable, net                $414,553           $378,708
                                                 ========           ========

NOTE  H - DEPOSITS

A summary of deposits by type of account are summarized as follows (in thousands):

                                         September 30, 2006            December 31, 2005
                                      -------------------------     -------------------------
                                                       Weighted                     Weighted
                                                      Avg. Int.                    Avg. Int.
                                        Amount          Rate           Amount        Rate
                                        ------          ----           ------        ----
Demand:
  Non-interest bearing checking       $ 21,673           0.00%       $ 20,661         0.00%
  Interest bearing checking             96,829           0.54%        100,721         0.54%
                                      --------           ----        --------         ----
                                       118,502           0.42%        121,382         0.45%

Savings and club                       188,001           0.92%        208,109         0.93%
Certificates of deposit                319,126           4.11%        314,322         3.48%
                                      --------           ----        --------         ----

      Total                           $625,629           2.43%       $643,813         2.08%
                                      ========           ====        ========         ====

At September 30, 2006, the Company has contractual obligations for certificates of deposit that mature as follows (in thousands):

One year or less                                                 $230,188
After one to three years                                           51,637
After three years                                                  37,301
                                                                 --------
   Total                                                         $319,126
                                                                 ========

NOTE I - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):


                                    Estimated
                                      Useful      September 30,    December 31,
                                      Lives            2006            2005
                                    ---------     --------------  -------------
Land -future development                -          $ 1,054         $ 1,054
Construction in progress                -              994             569
Land and land improvements              -            5,271           5,271
Buildings and improvements          20-50 yrs       22,486          22,234
Furnishings and equipment           3-10 yrs.        6,741           6,331
                                                   -------         -------
  Total premises and equipment                      36,546          35,459

Accumulated depreciation                             7,658           6,780
                                                   -------         -------
  Total                                            $28,888         $28,679
                                                   =======         =======


NOTE J - FEDERAL HOME LOAN BANK ADVANCES

At September 30, 2006 and December 31, 2005, the Bank had outstanding Federal Home Bank of New York advances as follows (in thousands):


                                September 30, 2006            December 31, 2005
                               ---------------------        --------------------
                                           Interest                    Interest
                               Amount        Rate           Amount       Rate
                               ------        ----           ------       ----
Maturing:
  September 15, 2010          $8,330        4.49%           $9,702       4.49%
                              ======        ====            ======       ====


A schedule of principal payments is as follows (in thousands):

  One year or less                                             $1,839
  More than one year through three years                        3,934
  More than three years through five years                      2,557
                                                               ------
                                                               $8,330
                                                               ======

NOTE K - RETIREMENT PLANS

Components of net periodic pension cost are as follows ( in thousands):


                                         Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                         ----------------     ------------------
                                           2006     2005          2006    2005
                                          -----    -----         -----    -----

Service cost                              $  86    $  70         $ 258    $ 210
Interest cost                               112      103           336      309
Expected return on plan assets             (149)    (127)         (447)    (381)
Transition (asset)/obligation                 -        6             -       18
Amortization of unrecognized net loss        17        8            51       24
Unrecognized past service liability          15       14            45       42
                                          -----    -----         -----    -----
Net periodic benefit expense              $  81    $  74         $ 243    $ 222
                                          =====    =====         =====    =====


NOTE L - CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit. Outstanding loan commitments at September 30, 2006 were as follows (in thousands):

                                                       September 30,
                                                           2006
                                                        ----------
  Residential mortgage loans                              5,334

  Commercial loans committed not closed                  23,948

  Commercial lines of credit                              9,286

  Consumer unused lines of credit                        32,166

  Commercial letters of credit                            3,032
                                                        -------
                                                        $73,766
                                                        =======


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

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets increased by $76.0 million to $873.8 million at September 30, 2006 compared to $797.8 million at December 31, 2005. The Company's offering completed in July 2006, resulted in a net infusion of funds in the amount of $72.8 million, $98.2 million, net of issuance expenses and ESOP shares, less $15.2 million in Bank's depositors' funds utilized for stock purchases.. Of this amount $38.0 million was initially invested in overnight funds and the remainder was used to fund new loan originations and to repay overnight debt.

Deposits

Total deposits decreased by $18.2 million ( 2.8%) to $625.6 million at September 30, 2006 compared to $643.8 million at December 31, 2005. Demand deposits decreased $2.9 million. Savings and club accounts decreased $20.1 million and certificates of deposit increased $4.8 million. The decline in deposits is primarily due to $15.2 million of deposits used by the Bank's depositors to purchase shares of the Company's stock in the stock offering completed in July 2006.

Investments (Including Mortgage-Backed Securities)

The investment portfolio increased by $.6 million to $339.3 million at September 30, 2006 compared to $338.7 million at December 31, 2005. Securities available for sale increased by $5.5 million to $21.0 million at September 30, 2006 compared to $15.5 million at December 31, 2005. This increase was primarily due to the purchase of an equity security for $3.6 million. Investments held to maturity decreased $1.2 million to $171.9 million at September 30, 2006 compared to $173.1 million at December 31, 2005. This decrease was due to maturities and calls that were not reinvested in long term investments. Mortgage backed securities decreased $3.7 million to $146.4 million at September 30, 2006 compared to $150.0 million at December 31, 2005. This decrease was primarily due to scheduled principal repayments. The continuation of the flat yield curve continued to make short-term investments a more attractive option during the period.

Other Assets

All other categories of assets remained relatively stable with an increase of $1.5 million from December 31, 2005 to September 30, 2006.

Borrowed Money

The $1.4 million reduction in advances from the Federal Home Loan Bank of NY (FHLBNY) during the nine months ended September 30, 2006 is due to regularly scheduled principal payments. At September 30, 2006, the Bank's outstanding FHLBNY advances totaled $8.3 million compared to $9.7 million at December 31, 2005.

Loans

Net loans increased by $35.9 million ( 9.4%) to $414.6 million at September 30, 2006 from $378.7 million at December 31, 2005. The increase was primarily in one- to- four family mortgage loans, which benefited from a special promotion during March 2006. This category increased by $23.8 million to $215.4 million at September 30, 2006 compared to $191.6 million at December 31, 2005. Home equity loans increased by $8.7 million (7.4%) over December 31, 2005 to reach $127.0 million at September 30, 2006. Residential loan demand has slackened rather dramatically, reflecting the general decline in the sale of new and existing housing units. Commercial and multi-family real estate, commercial and construction loans increased modestly, on a combined basis $3.5 million to $79.4 million at September 30, 2006.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

General

The Company recorded net income of $101 thousand for the quarter ended September 30, 2006 compared to a net income of $1.9 million for the prior year period. The decrease in net income was the result of a contribution, net of tax benefits, of $2.1 million to establish the Roma Bank Community Foundation as part of the Company's initial public offering. The impact of this expense was mitigated somewhat by approximately $.5 million of interest income earned on the investment of the proceeds from the stock issuance. Without the net effect of this interest and the contribution the net income, for the three months ended September 30, 2006 and 2005 were comparable The flat yield curve continued to negatively impact the Company's margins..

Interest Income

Interest income increased by $1.9 million to $10.7 million for the three months ended September 30, 2006 compared to $8.8 million for the three months ended September 30, 2005. Interest income from mortgages increased $.3 million from period to period primarily due to increases in the mortgage portfolio in March and April of 2006. Interest income from equity loans increased $.4 million which was primarily due to a $15.1 million increase in equity loans from September 30, 2005 to September 30, 2006. Interest income from commercial loans increased $.5 million which is reflective of a $18.8 increase in commercial loans. Interest income from investments increased $.8 million which was primarily due to the increase in overnight funds related to the stock offering. The average portfolio yields for the three months ended September 30, 2006 on loans and investments were 6.16% and 4.45% respectively, compared to 5.83% and 4.05% for the same period in 2005.

Interest Expense

Interest expense increased by $1.0 million to $3.8 million for the three months ended September 30, 2006 compared to $2.8 million for the three months ended September 30, 2005. The increase was primarily due to a $.9 million increase in interest on deposits. This increase is a result of competitive higher interest rates, offset by the decrease in deposits. The weighted average interest rate on deposits increased 35 basis points to 2.43% as of September 30, 2006. The Bank also borrowed funds from the Federal Home Loan Bank in September of 2005 as a five year fixed rate advance. Interest expense on borrowed funds increased by $48 thousand from quarter to quarter.

Provision for Loan Losses

The loan loss provision for the quarter ended September 30, 2006 was $97 thousand compared to $82 thousand for the same period in 2005. The increase is reflective of the growth in the loan portfolio and a 25 basis point increase in the rate used to calculate the provision for newly originated secured commercial loans effective January 2006. The ratio of non-performing loans to total loans increased to .85% at September 30, 2006 compared to .15% at September 30, 2005.

Non-Interest Income

Non-interest income decreased minimally for the quarter ended September 30, 2006 compared to the same period in the prior year. Income from fees related to deposits increased $100 thousand from quarter to quarter which is primarily due to fees related to overdraft protection which was instituted in August of 2006. This increase was offset by a decrease of $42 thousand in other non-interest income and a decrease of $56 thousand in income from commissions on the sale of title policies.

Non-Interest Expense

Non-interest expense doubled to $7.8 million for the three months ended September 30, 2006 compared to $3.9 million for the three months ended September 30, 2005. The increase was primarily due to funding the Roma Bank Community Foundation with a contribution of $3.3 million of the Company's stock and a $.2 million cash contribution. Salaries and related employee benefits increased by $.3 million to $2.5 million compared to $2.2 million in the prior year. Net occupancy expense increased $.1 million to $.4 million compared to $.3 million in the prior year. The increases in compensation and occupancy expense were primarily related to the opening of the Company's eighth branch and corporate headquarters in September of 2005.

Income Taxes

Income tax expense decreased $1.2 million due to a tax benefit of $.1 million for the quarter ended September 30, 2006 compared to a $1.0 million expense for the quarter ended September 30, 2005. The decrease was primarily caused by the tax benefit from the contribution to the Roma Bank Community Foundation.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

General

During the nine months ended September 30, 2006, a flat yield curve continued to negatively impact the Company's margins, putting a strain on net interest income and contributing to a decline in net income compared to the same period in 2005. Net income decreased by $2.9 million to $3.0 million for the nine months ended September 30, 2006 from $5.9 million for the same period in 2005. The decrease was primarily due to the impact of a $2.1 million net contribution after tax benefits to the Roma Bank Community Foundation, Inc. Net interest income increased $.9 million from period to period. Compensation, occupancy and equipment expenses increased $2.0 million primarily due to the opening of the Company's eighth branch and corporate headquarters in September of 2005.

Interest Income

Interest income increased by $4.5 million to $29.9 million in the current nine month period compared to $25.3 million in the same period last year. Interest income from equity loans increased by $1.5 million to $5.5 million compared to $4.6 million. This increase was primarily due to a $15.1 million increase in the balance of equity loans from period to period. Interest income from commercial loans increased by $1.5 million to $3.7 million compared to $2.2 million. This increase was primarily due to a $18.8 million increase in the commercial loan portfolio between September 30, 2005 and September 30, 2006. Interest income from mortgage backed securities and investments increased by $1.6 million to $11.7 million compared to $10.1 million. The increase in interest income from investments was due to higher interest rates and approximately $.5 million earned  on  funds  raised  by the  stock  offering.  Prevailing  interest  rates increased during the current nine month period compared to last year, consequently the average portfolio yields for the nine months ended September 30, 2006 on loans and investments were 6.16% and 4.52% respectively, compared to 5.83% and 4.05% for the same period in 2005.

Interest Expense

Interest expense increased by $3.6 million to $11.1 million for the nine months ended September 30, 2006 compared to $7.5 million for the nine months ended September 30, 2005. Interest expense on deposits increased $3.3 million to $10.7 million compared to $7.4 million for the same period in the prior year. This increase was primarily due to higher interest rates offset by a decrease in average deposits The interest rates on checking and savings accounts remained relatively stable from year to year. The weighted average interest rates on certificates of deposit increased 35 basis points from year to year. Additionally, the Company borrowed funds from the Federal Home Loan Bank in September of 2005 in the form of a five year fixed rate advance, and had other overnight and short-term borrowings from the Federal Home Loan Bank during the first nine months of 2006. There were no similar borrowings in the 2005 period.

Provision for Loan Losses

The provision for loan losses was $233 thousand for the nine months ended September 30, 2006 compared to a recovery of $21 thousand during the nine months ended September 30, 2005. The increase is reflective of the significant growth in the loan portfolio and a 25 basis point increase, effective January 2006, in the provision for secured commercial loan originations. As a result, the ratio of non-performing loans to total loans increased from .15% at September 30, 2005 to .85% at September 30, 2006. The negative provision for loan losses for the nine months ended September 30, 2005 was due to an improvement in the classification of loans which permitted the partial recovery of previous provisions.

Non-Interest Income

Non-interest income increased by $.5 million to $2.6 million for the nine months ended September 30, 2006 compared to $2.1 million for the nine months ended September 30, 2005. Revenues generated by General Abstract & Title Agency, which was acquired in March of 2005, represented $.3 million of the increase. Fees and service charges on deposits increased $.1 million. This was primarily due to the introduction of an overdraft protection program in August 2006.

Non-Interest Expense

Non-interest expense increased by $5.6 million to $16.5 million for the nine months ended September 30, 2006 compared to $10.9 million for the nine months ended September 30, 2005. This increase was primarily due to a cash contribution of $.2 million and a stock contribution of $3.3 million to the Roma Bank Community Foundation as part of the public offering. Salaries and employee benefits, occupancy and equipment aggregated $2.0 million of the increase. The increase in these categories is primarily related to the opening of an eighth branch office and corporate headquarters in September of 2005 and the acquisition of General Abstract & Title Agency in March of 2005.

Income Taxes

Income tax expense decreased by $1.7 million to $1.4 million for the nine months ended September 30, 2006 compared to $3.1 million for the nine months ended September 30, 2005. The decrease in income tax expense was primarily due to recognizing the anticipated tax benefits from the contribution to the Roma Bank Community Foundation.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policy upon which our financial condition and results of operation depend, and which involves the most complex subjective decisions or assessments, is the allowance for loan losses.

The allowance for loan losses is the amount estimated by management as necessary to cover credit losses in the loan portfolio both probable and reasonably estimable at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans is critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs a monthly evaluation of the adequacy of the allowance for loan losses. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

The evaluation has a specific and general component. The specific component relates to loans that are delinquent or otherwise identified as problem loans through the application of our loan review process. All such loans are evaluated individually, with principal consideration given to the value of the collateral securing the loan. Specific allowances are established as required by this analysis. The general component is determined by segregating the remaining loans by type of loan. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general component of the allowance for loan losses.

Actual loan losses may be significantly more than the allowances we have established which could have a material negative effect on our financial results.

Intangible assets of the Company, consist of goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with SFAS No. 142, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. The Company considers the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carry-back declines, or if the Company projects lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense, which would adversely affect the Company's operating results.

New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for uncertainty in Income Taxes ("FIN48"). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 on January 1, 2007. The Company is evaluating the impact of adoption of FIN 48 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

In September of 2006 the Financial Accounting Standards Board issued FASB No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. FASB No. 158 amend FASB Statements No. 87, 88, 106 and 132(R). This Statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

The Statement requires that a business entity recognize the funded status of a benefit plan- measures as the difference between plan assets at fair value (with limited exception) and the benefit obligation in its statement of position. It requires a business entity to recognize as a component of other comprehensive income, net of tax, the gains recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers' Accounting for Pensions, or NO. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

The defined benefit assets and obligations are measured as of the date of the employers' fiscal year end statement of position. The business entity is required to disclose in the notes to the financial statements additional information about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.

The required date of adoption of the recognition and disclosure provisions of this Statement for employers that are deemed to have publicly traded equity securities is as of the date of the employer's fiscal year end statement of position for fiscal years ending after December 15, 2006, earlier application or measurement is encouraged. Accordingly, the Company plans to adopt FASB No. 158 for the fiscal year ending December 31, 2006. The Company is evaluating the impact of adoption of FASB No. 158 and is unable, at this time, to quantify the impact, if any, to the statement of position at the time of adoption.


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company's assets and liabilities are monetary in nature. Consequently, the Company's most significant form of market risk is interest rate risk. The Company's assets, consisting primarily of mortgage loans, have generally longer maturities than the Company's liabilities, consisting primarily of short-term deposits. As a result, a principal part of the Company's business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the three and nine months ended September 30, 2006.


Net Portfolio Value

The Company's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Company's quarterly Thrift Financial Reports. The following table sets forth the Company's NPV as of June 30, 2006, the most recent date the NPV was calculated by the OTS (in thousands):

    Change In                                                              NPV as Percent of Portfolio
 Interest rates                            NPV                                   Value of Assets
                      -----------------------------------------------    -------------------------------
 In Basis Points                           Dollar          Percent            NPV           Change in
                                                                                              Basis
  (Rate Shock)           Amount            Change           Change           Ratio           Points
------------------    -------------     ------------     ------------    -------------    --------------


     +300bp                154,508       (29,150)           -16%            16.24%           - 235bp

     +200bp                164,508       (19,349)           -11%            17.05%           - 154bp

     +100bp                174,210        (9,448)            -5%            17.85%           - 74bp

        0bp                183,658             -              0%            18.59%              -

     -100bp                192,054         8,396              5%            19.22%           + 63bp

     -200bp                195,347        11,689              6%            19.42%           + 84bp

 Management of the Company believes that there has not been a material adverse change in the market risk during the three months ended September 30, 2006.

ITEM 4 - Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2006.

No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

         There were no material pending legal proceedings at September 30, 2006 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A - Risk Factors

         This item is not yet applicable to the Company because the Company has not yet filed an annual report on Form 10-K.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

         Not Applicable

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



                                        ROMA FINANCIAL CORPORATION
                                        (Registrant)


Date:  November 10, 2006                /s/Peter A. Inverso
                                        ----------------------------------------
                                        Peter A. Inverso
                                        President and Chief Executive Officer



Date:  November 10, 2006                /s/Sharon L. Lamont
                                        ----------------------------------------
                                        Sharon L. Lamont
                                        Chief Financial Officer