Form 10-K
period 2006-12-31
ROMA FINANCIAL CORP
filed 2007-03-09
CIK 1355823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2006

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission File Number: 000-52000

                           ROMA FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            United States                                51-0533946
----------------------------                 -----------------------------------
(State or other jurisdiction                 I.R.S. Employer Identification No.)
of incorporation or organization)

    2300 Route 33, Robbinsville, New Jersey                 08691
---------------------------------------------     -------------------------
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (609) 223-8300
                                                    --------------

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
  Common Stock, $0.10 par value              The NASDAQ Stock Market LLC

        Securities registered pursuant to Section 12(g) of the Act:  None
                                                                     ----

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act. [ ] YES   [X] NO

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act. [ ] YES   [X] NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] YES   [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act). [ ] YES   [X] NO

         As of June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter, the registrant had not completed its initial public offering, thus the aggregate market value of voting stock held by non-affiliates of the registrant at that date was $0. As of March 1, 2007, there were 32,731,875 shares outstanding of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders.
                                   (Part III)

                                     PART I

Forward-Looking Statements

         Roma Financial Corporation (the "Company" or "Registrant") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the private securities litigation reform act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: The strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Business
-----------------

General

         Roma Financial Corporation is a federally-chartered corporation organized in January 2005 for the purpose of acquiring all of the capital stock that Roma Bank (the "Bank") issued in its mutual holding company reorganization. Roma Financial Corporation's principal executive offices are located at 2300 Route 33, Robbinsville, New Jersey 08691 and its telephone number at that address is (609) 223-8300.

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

         Roma Bank offers traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. As of March 2007, Roma Bank operated from its main office in Robbinsville, New Jersey, and eight branch offices located in Mercer, Burlington and Ocean Counties, New Jersey. As of December 31, 2006, the Bank had 140 full-time employees and 33 part-time employees. Roma Bank maintains a website at www.romabank.com.

         Roma Financial Corporation conducted a minority stock offering during 2006 in which 30% of its outstanding stock was sold to the public in a subscription offering. The offering closed July 11, 2006 and the net proceeds from the offering were approximately $96.1 million (gross proceeds of $98.2 million for the issuance of 9,819,562 shares, less offering costs of approximately $2.1 million). The Company also issued 22,584,995 shares to Roma Financial Corporation, MHC and 327,318 shares to the Roma Bank Community Foundation, Inc., resulting in a total of 32,731,875 shares issued and outstanding after the completion of the offering. A portion of the proceeds were loaned to the Roma Bank Employee Stock Ownership Plan (ESOP) to purchase 811,750 shares of the Company's stock at a cost of $8.1 million.

         Throughout this document, references to "we," "us," or "our" refer to the Bank or Company, or both, as the context indicates.

Competition

         We operate in a market area with a high concentration of banking and financial institutions, and we face substantial competition in attracting deposits and in originating loans. A number of our competitors are significantly larger institutions with greater financial and managerial resources and lending limits. Our ability to compete successfully is a significant factor affecting our growth potential and profitability.

         Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, and credit unions located in our primary market area. We also compete with mortgage banking and finance companies for real estate loans and with commercial banks and savings institutions for consumer loans, and we face competition for funds from investment products such as mutual funds, short-term money funds and corporate and government securities. There are large competitors operating throughout our total market area, and we also face strong competition from other community-based financial institutions. Approximately thirty other institutions operate in the Bank's market area, with asset sizes ranging from $150 million to $50+ billion.

Lending Activities

Analysis of Loan Portfolio

         We have traditionally focused on the origination of one- to four-family loans, which comprise a significant majority of the total loan portfolio. We also provide financing for commercial real estate, including multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. After real estate mortgage lending, consumer lending is our next largest category of lending and is primarily composed of home equity loans and lines of credit. We also originate construction loans for individual single-family residences and commercial loans to businesses and non-profit organizations, generally secured by real estate.

         Loan   Portfolio   Composition.   The  following   table  analyzes  the
composition of our loan portfolio by loan category at the dates indicated.

                                                                         At December 31,
                                ----------------------------------------------------------------------------------------------------
                                       2006                 2005                2004                 2003                 2002
                                ------------------  ------------------  ------------------    ------------------  ------------------
                                  Amount   Percent    Amount   Percent    Amount   Percent      Amount   Percent     Amount  Percent
                                  ------   -------    ------   -------    ------   -------      ------   -------     ------  -------
                                                                                      (Dollars in thousands)
Type of Loans:

Real estate mortgage -
   one-to-four family.........  $207,755    48.31%  $191,634    49.45%  $201,385     58.95%    $201,044   65.67%   $174,764   67.16%
Real estate mortgage -
  multi-family and
  commercial..................     65,848   15.31     53,614    13.84     42,435     12.42       26,563    8.68      11,827    4.55
Commercial business...........      3,724     .87      2,351     0.61      1,635      0.48        1,187    0.39         336    0.13
Consumer:
   Home equity and
     second mortgage..........    127,450   29.63    118,318    30.53     86,772     25.40       73,037   23.86      71,606   27.52
   Passbook or certificate....      1,314     .30      1,071     0.28      1,410      0.41        1,151    0.37       1,129    0.43
   Auto.......................         33    0.01         41     0.01         49      0.02           55    0.02           -    0.00
   Other......................          -       -        465     0.12        503      0.15          527    0.17         542    0.21
                                 --------            -------            --------               --------            --------
     Total consumer loans.....    128,797   29.95    119,895    30.94     88,734     25.98       74,770   24.42      73,277   23.16
                                 --------           --------            --------               --------            --------
Construction..................     23,956    5.57     20,020     5.16      7,423      2.17        2,589    0.84           -    0.00
                                 --------  ------   --------   ------   --------    ------     --------  ------    --------  ------
     Total loans..............    430,080  100.00%   387,514   100.00%   341,612    100.00%     306,153  100.00%    260,204  100.00%
                                 --------  ======   --------   ======   --------    ======     --------  ======    --------  ======
Less:
    Construction loans
       in process.............      8,353              7,659               5,151                  1,065                   -
   Allowance for loan
      losses..................      1,169                878                 750                    702                 637
   Deferred loan (costs)
      and fees, net...........        176                269                 461                    553                 922
                                 --------           --------            --------               --------            --------
                                    9,698              8,806               6,362                  2,320               1,559
                                 --------           --------            --------               --------            --------
     Loans receivable, net....   $420,382           $378,708            $335,250               $303,833            $258,645
                                 ========           ========            ========               ========            ========

         Loan Maturity Schedule. The following tables set forth the maturity of our loan portfolio at December 31, 2006. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. Loans are stated in the following tables at contractual maturity and actual maturities could differ due to prepayments.

                                                                    At December 31, 2006
                       -------------------------------------------------------------------------------------------------------------
                       Real estate   Real estate
                       mortgage -    Mortgage -                  Home equity
                       one-to-four   Multi-family     Commercial and second      Passbook or
                          family     and commercial   business   mortgage loans  certificate  Auto   Other    Construction   Total
                       ------------- --------------   --------   --------------  -----------  ----   -----    ------------   -----
                                                                       (In thousands)
Amounts Due:
Within 1 Year........   $      209      $  19,975        $   837    $   1,051       $ 1,314   $   -  $   -    $23,956      $  47,342
                        ----------      ---------        -------    ---------       -------   -----  -----    -------      ---------

After 1 year:
  1 to 3 years.......        1,253          1,703             28        4,210             -       -      -          -          7,194
  3 to 5 years.......          630          1,322          1,182        9,036             -      33      -          -         12,203
  5 to 10 years......       12,966          3,162          1,241       30,505             -       -      -          -         47,874
  10 to 15 years.....       53,691         10,462             94       39,073             -       -      -          -        103,320
  Over 15 years......      139,006         29,224            342       43,575             -       -      -          -        212,147
                        ----------      ---------        -------    ---------       -------   -----  -----    -------      ---------

Total due
  after one year.....      207,546         45,873          2,887      126,399             -      33      -          -        382,738
                        ----------      ---------        -------     --------       -------   -----  -----    -------      ---------
Total amount due.....   $  207,755      $  65,848        $ 3,724    $ 127,450       $ 1,314   $  33  $   -    $23,956      $ 430,080
                        ==========      =========        =======    =========       =======   =====  =====    =======      =========

         The following table sets forth the dollar amount of all loans at December 31, 2006 that are due after December 31, 2007.

                                                             Floating or
                                             Fixed Rates     Adjustable Rates      Total
                                             -----------     ----------------      -----
                                                               (In thousands)
Real estate mortgage -
   one-to-four family......................   $  185,909       $   21,637        $  207,546
Real estate mortgage -
  multi-family and commercial..............       27,767           18,106            45,873
Commercial business........................        2,322              565             2,887
Consumer:
   Home equity and second mortgage loans...      108,650           17,749           126,399
   Auto....................................           33                -                33
                                              ----------       ----------        ----------
       Total...............................   $  324,681       $   58,057        $  382,738
                                              ==========       ==========        ==========

         Residential Mortgage Lending. Our primary lending activity consists of the origination of one- to four-family first mortgage loans. Fixed rate, conventional mortgage loans are offered by the Bank with repayments terms ranging from 10 years up to 40 years. One, three, five, seven and ten year adjustable rate mortgages, or ARM's, are offered with up to 30 year terms at rates based upon the one year U.S. Treasury Bill rate plus a margin. After the initial one, three, five, seven or ten year term, the Bank's ARM's reset on an annual basis and, with the exception of the seven year ARM, have two percent annual increase caps and a six percent lifetime adjustment cap. The seven year product has an initial first adjustment cap of five percent (two percent thereafter) and a lifetime adjustment cap of six percent. There are no floors on the rate adjustments.

         The Bank offers applicants the opportunity to "buy-down" their mortgage loan interest rates by remitting one to three discount points for conventional loans and one point for ARMs. Borrowers may also accelerate the repayment of their loan by taking advantage of a bi-weekly payment program.

         Substantially all residential mortgages include "due on sale" clauses, which are provisions giving the Bank the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing one- to four-family residential loans are made by state certified or licensed independent appraisers and are performed in accordance with applicable regulations and policies. The Bank requires title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if applicable, flood insurance policies are also required.

         One- to four-family first mortgage loans in excess of 80% loan-to-value for single family or detached residences and 75% on condominium units require private mortgage insurance. The Bank will originate residential mortgage loans up to a maximum of 95% loan-to-value.

         All of the Bank's residential mortgage loan products are available to finance any owner occupied, primary or secondary (e.g., vacation homes), one- to four-family residential dwelling. Loans for non-owner occupied one- to four-family residences are originated in accordance with the Bank's commercial real estate lending policies as investment properties and are included under the commercial real estate category in the loan tables set forth herein.

         We do not offer interest-only loan products because of our concerns about the credit risks associated with these products. We are currently exploring other mortgage products, including reverse mortgages as either a "for fee" originator or as a portfolio lender. We may also seek to develop new delivery channels such as maintaining a presence in the sales office of local residential builders/developers.

         Consumer Lending. The Bank offers fixed rate home equity loans and a variable rate, revolving home equity line of credit product, each with a $10 thousand minimum and a $250 thousand maximum loan amount. Loan requests in excess of $250 thousand are considered on a case-by-case basis. There are no fees, points or closing costs associated with the application or closing of an equity loan or line of credit. All equity financing is secured by owner occupied, primary or secondary, one- to four-family residential property. Underwriting standards establish a maximum loan-to-value ratio of 80% for single family or detached residences and 75% for condominium units. Home equity loan appraisals may be done by automated appraisal valuation models for loans with a 60% or less loan-to-value ratio.

         Fixed rate home equity loans. Fixed rate home equity loans are offered with repayment terms up to twenty years and are incrementally priced at thresholds up to 60, 120, 180 and 240 months. Loan rates are reviewed weekly to ensure competitive market pricing. Underwriting guidelines prescribe a maximum debt-to-income ratio of forty percent; however the Bank will approve loans with higher debt ratios with the requirement for a risk premium of twenty-five to fifty basis points above the prevailing rate.

         Variable rate, revolving home equity lines of credit. The Bank's home equity line of credit is generally among the most competitive in its market area. Lines of credit are priced at the highest published Wall Street Journal Prime Interest Rate minus one-half of one percent, adjusted monthly with a rate ceiling of eighteen percent. Repayment terms are based upon a twenty year amortization, requiring monthly payments equivalent to 1/240th of the outstanding principal balance (or $100, whichever is greater) plus accrued interest on the unpaid balance for the billing cycle.

         If the account is paid-off and closed via cancellation of the mortgage lien then an early termination fee of $300 is charged if closed during the first twelve billing cycles, or $200 if closed during the first twenty-four billing cycles. There is no termination fee after twenty-four billing cycles.

         Account loans. The Bank grants loans to bank customers collateralized by deposits in specific types of savings/time deposit accounts. Money market deposit passbook accounts are not eligible for account loans. A ninety percent advance rate is provided at pricing three percent above the interest rate paid on the collateral account.

         Consumer lending is generally considered to involve a higher degree of credit risk than residential mortgage lending. All consumer loans are secured with either a first or second lien position on owner occupied real estate. Account loans are fully secured. Consumer loan repayment is dependent on the borrower's continuing financial stability and can be adversely affected by job loss, divorce, illness or personal bankruptcy. The application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

         Commercial Lending. Though the Bank has historically made loans to businesses and not-for-profit organizations, it formalized its commercial lending activities in 2003 with the establishment of a Commercial Loan Department.

         The majority of commercial loans approved and funded are commercial real estate loans for acquisition or refinancing of commercial properties; The Bank also offers a full menu of non-mortgage commercial loan products, tailored to serve customer needs, as follows:

          o    lines of credit to finance short term working capital needs;
          o    small business revolving lines of credit;
          o    equipment   acquisition  lines  of  credit  convertible  to  term
               financing;
          o    short  term time  notes;
          o    term financing to finance capital acquisitions; and
          o    business vehicle financing.

         We require personal guarantees on all commercial loans. Values are established by conforming real estate appraisals. The Bank's guidelines for commercial real estate collateral are as follows:

Collateral                           Maximum Loan-to-Value  Maximum Amortization
----------                           ---------------------  --------------------

1-4 family residential (investment)           80%                 20 years

Multi-family (5+ units)                       75%                 20 years

Commercial real estate (owner                 80%                 20 years
   occupied)

Commercial real estate (non-owner             70%                 20 years
  occupied)

         Advance rates for other forms of collateral include the following:

          Collateral                               Maximum Loan-to-Value
          ----------                               ---------------------

          Commercial equipment                     80% of invoice

          Owned equipment                          50% depreciated book value

          Accounts receivable                      70% of eligible receivables

          Inventory (including work-in-process)    50% of cost

          Liquid collateral                        publicly traded marketable securities, 70%
                                                   U.S. Government securities, 90%

         The pricing for fixed rate commercial real estate mortgage loans provides for rate adjustments after an initial term (primarily five years), and at each anniversary thereafter, based on a margin plus the Bank's base rate (Wall Street Journal Prime).

         The variable rate loans are indexed to the Bank's base rate (Wall Street Journal Prime) and are subject to change as the Bank's base rate changes.

         Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial loans, therefore, have greater credit risk than residential mortgage or consumer loans. In addition, commercial loans generally result in larger balances to single borrowers, or related groups of borrowers, than one- to four-family loans. Commercial lending also generally requires substantially greater evaluation and oversight efforts.

         Construction Lending. We originate construction loans for residential and commercial land acquisition and development, including loans to builders and developers to construct one- to four-family residences on undeveloped real estate, apartment buildings, and retail, office, warehouse and industrial or other commercial space. Disbursements are made in accordance with an inspection report by an architect, or, in the case of construction loans up to $500 thousand an inspection report by an approved appraiser or Bank personnel. Our construction lending includes loans for construction or major renovations or improvements of borrower-occupied residences, however, the majority of this portfolio is commercial in nature.

         The Bank's guidelines for construction lending are as follows:

           Collateral                   Maximum Loan-to-Value         Maximum Amortization
           ----------                   ---------------------         --------------------

           Land                         60% - unimproved              1 year
                                        70% - with all municipal      1 year
                                        approvals                     1 year
                                        70% - improved

           Residential & commercial     75% (or 85% of cost)          1 year, with two 6-month
           construction                                               extensions

         Construction lending is generally considered to involve a higher degree of credit risk than residential mortgage lending. If the estimate of construction cost proves to be inaccurate, we may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover all of the unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500 thousand or 15% of the institution's unimpaired capital and surplus. Accordingly, as of December 31, 2006, our loans to one borrower legal limit was $20.4 million. However, the Bank has set an internal limit of $5.0 million for the origination of loans to one borrower with authority to exceed this internal limit vested in the Board of Directors.

         Loans that exceed or approach the internal loans to one borrower limit are fully reviewed by the Board of Directors before being approved. For commercial loans, the Bank's Commercial Loan Policy requires Board approval for loans in excess of $2.0 million. Prior to presentation to the Board, the loan request is underwritten in accordance with policy and presented to the Officers Commercial Loan Committee for its consideration and recommendation to the Board for approval. The Board's determination to grant a credit in excess of the $3.5 million internal limit is based upon thorough underwriting that clearly demonstrates repayment ability and collateral adequacy and these loans are approved only if the loan can be originated on terms which suit the needs of the borrower without exposing the Bank to unacceptable credit risk and interest rate risk.

         At December 31, 2006, our largest single borrower had an aggregate loan balance of approximately $6.2 million, secured by commercial real estate. Our second largest single borrower had an aggregate loan balance of approximately $4.0 million, secured by commercial real estate. Our third largest borrower had a $3.6 million commercial real estate construction loan. At December 31, 2006, the loans of these three borrowers were current and performing in accordance with the terms of their loan agreements.

         Loan Originations, Purchases, Sales, Solicitation and Processing. The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                     For the Year Ended December 31,
                                                                -------------------------------------------
                                                                    2006           2005           2004
                                                                    ----           ----           ----
                                                                              (In thousands)
  Loan originations:
    Real estate mortgage - one-to-four family.............      $   37,882     $   19,139       $  33,284
    Real estate mortgage - multi-family and commercial....          17,991         28,301          21,969
    Commercial business...................................           1,340          1,087           2,338
    Construction..........................................          12,997         11,326           2,697
  Consumer:
    Home equity loans and second mortgage.................          41,389         42,347          24,172
    Passbook or certificate...............................           2,050            502             947
    Other.................................................             900         14,479          19,066
                                                                ----------     ----------       ---------
  Total loan originations.................................         114,549        117,181         104,473
                                                                ----------     ----------       ---------
  Loan purchases..........................................               -              -               -
                                                                ----------     ----------       ---------
  Loans sold (mortgage loans).............................             732          2,734           4,245
  Loan principal repayments...............................          71,945         71,053          68,855
                                                                ----------     ----------       ---------
  Total loans sold and principal repayments...............          72,677         73,787          73,100
                                                                ----------     ----------       ---------
Increase (decrease) due to other items....................               -              -               -
                                                                ----------     ----------       ---------
Net increase in loan portfolio............................      $   41,872     $   43,394       $  31,373
                                                                ==========     ==========       =========

         Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals and "walk-in" customers. Our residential loan originations are largely reputational and advertising driven.

         It is the policy of the Bank to adhere to the residential mortgage underwriting standards of the Mortgage Partnership Finance Program of the Federal Home Loan Bank, as well the standards of Fannie Mae and Freddie Mac. The Bank generally sells thirty year fixed rate mortgages that qualify for sale to the secondary mortgage market in order to lessen its interest rate risk.

         In November 2003, the Bank entered into an Agreement with the Federal Home Loan Bank of New York to sell residential mortgages as a participating institution in its Mortgage Partnership Finance Program. The Bank agreed to deliver loans under a $5.0 million Master Commitment which was subsequently increased in 2006 to $10.0 million. Sales commenced in 2004 and, through December 31, 2006, $8.0 million had been delivered to the MPF program. In addition to an origination premium, the Bank also realizes income from these sales through the payment of credit enhancement fees and loan servicing income.

         Aside from participations, the Bank did not purchase loans from any third parties in the three years ended December 31, 2006. At December 31, 2006, the total outstanding balance of loan participations purchased was $2.4 million, representing a participation in a commercial construction loan with an area thrift.

         Loan Approval Procedures and Authority. Lending policies and loan approval limits are approved and adopted by the Board of Directors. Loan committees have been established to administer lending activities as provided by lending policies. Two committee members may together approve non-commercial loans up to $450 thousand. A majority of members is required to approve non-commercial loans that contain credit policy exceptions, with the condition that either the president or executive vice president be one of the approving members. Non-commercial loans over $450 thousand require the approval of the Board of Directors.

         Commercial lending approval authority is as follows: up to $500 thousand, any two of the following: a commercial loan officer and either the first vice president of lending, or the president or the executive vice president; over $500 thousand and up to $1.0 million, any two of the following: a commercial loan officer or the first vice president of lending and the president or the executive vice president; over $1.0 million and up to $3.0 million, the loan committee; and over $3.0 million and up to 10% of the total assets of the Bank, the Board of Directors.

Asset Quality

         Loan Delinquencies and Collection Procedures. The borrower is notified by both mail and telephone when a loan is thirty days past due. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent. When a loan is ninety days delinquent, it is our general practice to refer it to an attorney for repossession or foreclosure. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

         As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2006, we held no real estate owned.

         Loans are reviewed on a regular basis and are placed on non-accrual status when they are more than ninety days delinquent, with the exception of a passbook loan, the outstanding balance of which is collected from the related passbook account along with accrued interest and a penalty when the loan is 120 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At December 31, 2006, we had approximately $363 thousand of loans that were held on a non-accrual basis.

         Non-Performing Assets. The following table provides information regarding our non-performing loans. As of each of the dates indicated, we did not have any troubled debt restructurings or accruing loans which are contractually past due 90 days or more. As of each of the dates indicated, we did not have any non-performing assets other than the loans included in the table below. At December 31, 2006, the allowance for loan losses totaled $1.2 million, non-performing loans totaled $363 thousand, and the ratio of allowance for loan losses to non-performing loans was 322.04%.

                                                                           At December 31,
                                                     ------------------------------------------------------------
                                                       2006        2005        2004        2003        2002
                                                     ---------   --------    --------    ---------   ---------
                                                                       (Dollars in thousands)
  Loans accounted for on a non-accrual basis:

    Real estate mortgage - one-to-four family...      $  362      $  563      $  650      $   708     $  1,030

    Home equity and second mortgage loans.......           1          91         137          200           73
                                                      ------      ------      ------      -------     --------

        Total...................................         363         654         787          908        1,103
                                                      ------      ------      ------      -------     --------

  Total non-performing loans....................         363         654         787          908        1,103
                                                      ------      ------      ------      -------     --------

  Real estate owned.............................           -           -           -            -          138
                                                      ------      ------      ------      -------     --------

  Total non-performing assets...................      $  363      $  654      $  787      $   908     $  1,241
                                                      ======      ======      ======      =======     ========

  Total non-performing loans to total loans.....         0.08%       0.17%       0.23%        0.30%        0.42%
                                                      =======     =======     =======     ========    =========

  Total non-performing loans to total assets....         0.04%       0.08%       0.11%        0.14%        0.18%
                                                      =======     =======     =======     ========    =========

  Total non-performing assets to total assets...         0.04%       0.08%       0.11%        0.14%        0.20%
                                                      =======     =======     =======     ========    =========

         During the year ended December 31, 2006, gross interest income of $22 thousand would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and no interest on such loans was included in income for the year ended December 31, 2006.

         Classified Assets. Management, in compliance with Office of Thrift Supervision guidelines, has instituted an internal loan review program, whereby non-performing loans are classified as substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged-off.

         An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets, or portions thereof, classified as "loss" are considered uncollectible and of so little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification in one of the aforementioned categories but which have credit deficiencies or potential weaknesses are required to be designated "special mention" by management.

         Management's classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. An independent loan review firm performs periodic reviews of our commercial loan portfolios, including the verification of commercial loan risk ratings. Any disagreements in risk rating assessments require mutual consent as to the final risk rating.

         The  following  table  discloses  the   classification  of  assets  and
designation of certain loans as special mention as of December 31, 2006. At December 31, 2006, all of the classified assets and special mention designated assets were loans.

                                              At December 31,
                               ----------------------------------------------
                                   2006            2005            2004
                                   ----            ----            ----
                                              (In thousands)
Special Mention..........         $ 1,717        $   587          $  218
Substandard..............              49            133             342
Doubtful.................               -              -               -
Loss.....................               -              -               -
                                  -------        -------          ------
  Total..................         $ 1,766        $   720          $  560
                                  =======        =======          ======

         At December 31, 2006, none of the loans classified as "special mention" and $19 thousand of the loans classified as "substandard" are included under non-performing assets, as shown in the table above as they were paying as agreed.

         Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects our estimation of the losses in our loan portfolio to the extent they are both probable and reasonable to estimate. The allowance is established through provisions for loan losses that are charged to income in the period they are established. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance.

         Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a segmented approach which identifies: (1) impaired loans for which specific reserves are established; (2) classified loans for which a higher allowance is established; and (3) performing loans for which a general valuation allowance is established.

         A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Payments received on impaired loans are applied first to unpaid interest and then to principal.

         We maintain a loan review system which provides for a systematic review of the loan portfolios and the early identification of potential impaired loans. The review of residential real estate and home equity consumer loans, as well as other more complex loans, is triggered by identified evaluation factors, including delinquency status, size of loan, type of collateral and the financial condition of the borrower. All commercial loans are evaluated individually for impairment.

         Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment. In recent years, our charge-offs have been low, with $20 thousand charged-off in 2003 and none charged-off in 2004, 2005 or 2006. Therefore, our provisions for loan losses have been reflective of other factors, including economic conditions, annual growth of the total loan portfolio of 12%, 13% and 11% in 2004, 2005 and 2006, respectively, as well as the increasing percentage of multi-family, commercial real estate and commercial loans relative to total loans, which rose from 12.9% at December 31, 2004, 14.45% at December 31, 2005 and 16.18% at
December 31, 2006. Higher provisions in 2005 and 2006, relative to 2004, reflected the higher amounts of loans classified as "special mention."

         The estimation of the allowance for loan losses is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on its review of information available at the time of the examination, which would negatively affect our earnings.

         The following table sets forth information with respect to our allowance for loan losses at the dates indicated.

                                                                      For the Year Ended December 31,
                                                     -------------------------------------------------------------------
                                                        2006          2005         2004          2003         2002
                                                     ----------    ---------    ---------     ---------    ----------
                                                                           (Dollars in thousands)
Allowance balance (at beginning of period)....        $     878     $     750   $ 702         $      637   $     637
                                                       --------      --------   -----         ----------   ---------
Provision for  loan losses....................              291           128          48             85         134
                                                      ---------     ---------   ---------     ----------   ---------
Charge-offs:
  Real estate mortgage - one-to-four family...                -             -           -             20         134
                                                      ---------     ---------   ---------     ----------   ---------
      Total charge-offs.......................                -             -           -             20         134
                                                      ---------     ---------   ---------     ----------   ---------
Recoveries....................................                -             -           -              -           -
                                                      ---------     ---------   ---------     ----------   ---------
Net (charge-offs) recoveries..................                -             -           -            (20)       (134)
                                                      ---------     ---------   ---------     ----------   ---------
Allowance balance (at end of period)..........        $   1,169     $     878   $     750     $      702   $     637
                                                      =========     =========   =========     ==========   =========

Total loans outstanding.......................        $ 430,080     $ 387,514   $ 341,612     $  306,153   $ 260,204
                                                      =========     =========   =========     ==========   =========
Average loans outstanding.....................        $ 400,486     $ 349,758   $ 318,154     $  276,078   $ 255,469
                                                      =========     =========   =========     ==========   =========
Allowance for loan losses as a percent of
   total loans outstanding....................             0.27%         0.23%       0.22%          0.23%        0.24%
                                                      =========     =========   =========     ==========   ==========
Net loans charged off as a percent of
   average loans outstanding..................                -%            -%          -%          0.01%        0.05%
                                                      =========     =========   =========     ==========   ==========
Allowance for loan losses to
   non-performing loans.......................           322.04%       134.25%      95.30%         77.31%       57.75%
                                                      =========     =========   =========     ==========   ==========

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of our allowance for loan losses by loan category based on the relative composition of loans in the portfolio and the percent of loans in each category to total loans at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the entire loan loss allowance is a valuation reserve applicable to the aggregate loan portfolio.

                                                                             At December 31,
                                     -----------------------------------------------------------------------------------------------
                                          2006                 2005               2004             2003                  2002
                                     -----------------    -----------------  ---------------  -----------------     ----------------
                                             Percent              Percent           Percent            Percent              Percent
                                             of Loans             of Loans          of Loans           of Loans             Of Loans
                                             to Total             to Total          to Total           to Total             To Total
                                     Amount    Loans      Amount    Loans    Amount   Loans   Amount     Loans      Amount    Loans
                                     ------  ---------    ------  ---------  ------ --------  ------   --------     ------  --------
                                                                          (Dollars in thousands)
At end of period allocated to:
Real estate mortgage -
   One-to-four family...........     $  238   48.31%      $  435   49.45%    $  442  58.95%    $ 461      65.67%   $  428     67.16%
Real estate mortgage -
   Multi-family and
      commercial...............         746   15.31          122   13.84         93  12.42        61       8.68        29      4.55
Commercial business............           5    0.87            5    0.61          4   0.48         3       0.39         1      0.13
Consumer:
  Home equity and second
      mortgage loans...........         133   29.63          268   30.53        191  25.40       167      23.86       175     27.52
  Passbook or certificate......          39    0.30            2    0.28          3   0.41         3       0.38         3      0.43
  Auto.........................           -    0.01            -    0.01          -   0.01         -       0.02         -         -
  Other........................           -       -            1    0.12          1   0.15         1       0.17         1      0.21
Construction...................          15    5.57           45    5.16         16   2.17         6       0.85         -         -
                                     ------  ------       ------  ------     ------ ------     -----     -------   ------    ------
     Total allowance...........      $1,169  100.00%      $  878  100.00%    $  750 100.00%    $ 702     100.00%   $  637    100.00%
                                     ======  ======       ======  ======     ====== ======     =====     ======    ======    ======

Securities Portfolio

         General.   Our   deposits   have   traditionally   exceeded   our  loan
originations,   and  we  have  invested  these  excess  deposits   primarily  in
mortgage-backed securities and investment securities.

         Our investment policy is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, pledging requirements, investment quality, marketability and performance objectives. The Bank's investment policy specifies the responsibility for the investment portfolio, asset/liability management and liquidity management and establishes an oversight Investment Committee. The Investment Committee, which is comprised of at least one Board member and the members of management responsible for investment decisions and accountability, meets quarterly to review the portfolio and performance risks and future purchasing strategies. The investment officer is authorized to purchase securities to the limit of $5.0 million per trade per issue with the prior approval of the president, executive vice president or investment committee.

         All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. Prior to investing, consideration is given to the interest rate, tax considerations, market volatility, yield, settlement date and maturity of the security, our liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered.

         Federally chartered savings banks have the authority to invest in various types of liquid assets. The investments authorized under the Bank's investment policy include U.S. government and government agency obligations, municipal securities (consisting of bond obligations of state and local governments), mortgage-backed securities, collateralized mortgage obligations and corporate bonds. On a short-term basis, our investment policy authorizes investment in federal funds, certificates of deposits and money market investments with insured institutions and with brokerage firms.

         Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held to maturity," "trading securities" or "available-for-sale," based on management's intent as to the ultimate disposition of each security. Statement No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity."

         We do not currently use or maintain a trading account. Securities not classified as "held to maturity" are classified as "available-for-sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

         At December 31, 2006 our securities portfolio did not contain securities of any issuer, other than the U.S. government or its agencies, having an aggregate book value in excess of 10% of our equity. We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk. Further, we do not purchase securities which are not rated investment grade.

         Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. At December 31, 2006, we had $38.9 million of callable securities, net of premiums and discounts, in our portfolio. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

         Mortgage-backed Securities and Collateralized Mortgage Obligations. Mortgage-related securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. We primarily invest in mortgage-backed securities secured by one- to four-family mortgages. Our mortgage-related securities portfolio includes mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies or government-sponsored entities, such as Federal Home Loan Mortgage Corporation, the Government National Mortgage Association, and the Federal National Mortgage Association. We do not currently invest in mortgage-related securities issued by non-government, private corporate issuers.

         The mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of private corporate issuers) to pool and repackage the participation interests in the form of securities, with investors such as us receiving the principal and interest payments on the mortgages. Securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors. Privately issued non-government, corporate issuers' securities typically offer rates above those paid on government agency issued or sponsored securities, but lack the guaranty of those agencies and are generally less liquid investments.

         Mortgage-backed securities are pass-through securities typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed security thus approximates the life of the underlying mortgages. Mortgage-backed securities generally yield less than the mortgage loans underlying the securities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates.

         Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. It is the Bank's policy to buy mortgage-derivative products that have no more risk than the underlying mortgages.

         The following table sets forth the carrying value of our securities portfolio at the dates indicated.

                                                                At December 31,
                                               ----------------------------------------------------
                                                 2006       2005       2004       2003       2002
                                               --------   --------   --------   --------   --------
                                                                 (In thousands)
Securities Available for Sale:
-----------------------------

Mutual fund shares .........................   $  2,226   $  2,154   $  2,112   $  1,036   $  1,015

Equity securities ..........................      3,447         50         50         50         50

Mortgage-backed securities .................      1,524        130        149        308        499

U.S. government obligations ................      1,979      2,961        981      1,000     16,065

Obligations of state and political
    subdivisions ...........................     10,155     10,219     10,251     11,650     12,568
                                               --------   --------   --------   --------   --------

      Total securities available for sale ..     19,331     15,514     13,543     14,044     30,197
                                               --------   --------   --------   --------   --------

Investment Securities Held to Maturity:
--------------------------------------

U.S. government obligations ................    168,332    172,263    159,257    151,889     96,495

Obligations of states and political
    subdivisions ...........................      1,595        815        874        933        993
                                               --------   --------   --------   --------   --------

      Total investment securities
           held to maturity ................    169,927    173,078    160,131    152,822     97,488
                                               --------   --------   --------   --------   --------

Mortgage-Backed Securities Held to Maturity:
-------------------------------------------

Government National Mortgage Association ...      5,630      7,454      9,167      9,457     14,668

Federal Home Loan Mortgage Corporation .....     79,822     80,155     60,086     54,533     75,545

Federal National Mortgage Association ......     53,880     58,389     63,913     64,944     56,656

Collateralized mortgage obligations ........      5,148      4,103      5,140      6,333       --
                                               --------   --------   --------   --------   --------

      Total mortgage-backed securities
          held to maturity .................    144,480    150,101    138,306    135,267    146,869
                                               --------   --------   --------   --------   --------

 Total .....................................   $333,738   $338,693   $311,980   $302,133   $274,554
                                               ========   ========   ========   ========   ========

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at December 31, 2006. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

                                                                   At December 31, 2006
                           ---------------------------------------------------------------------------------------------------------
                           One Year or Less   One to Five Years  Five to Ten Years  More than Ten Years  Total Investment Securities
                           -----------------  -----------------  -----------------  -------------------  ---------------------------
                           Carrying  Average  Carrying  Average  Carrying  Average    Carrying  Average  Carrying  Average  Market
                            Value     Yield     Value    Yield    Value     Yield      Value     Yield    Value     Yield    Value
                           -------   -------  --------- -------  -------   -------    -------   -------  -------   -------  ------
                                                                  (Dollars in thousands)

Mutual fund shares          $ 2,226    4.49%  $     -       -%  $      -       -%    $      -        -%  $  2,226    4.49% $  2,226
Equity securities             3,447       -         -       -          -       -            -        -      3,447       -     3,447
U.S. government obligations  57,996    2.82    61,289    4.19    551,026    5.36            -        -    170,311    4.13   168,282
Obligations of states and
   political subdivisions         -       -         -       -      4,214    4.42        7,536     4.43     11,750    4.41    11,786
Government National
   Mortgage Association           8    7.00       184    6.95          -       -        5,438     4.68      5,630    4.75     5,610
Federal Home Loan
   Mortgage Corporation          29    7.39     1,202    4.41     17,394    5.10       62,721     4.96     81,346    4.98    80,503
Federal National Mortgage
   Association                    4    7.00     7,278    5.48     22,804    4.67       23,794     4.73     53,880    4.80    53,190
Collateralized Mortgage
   Obligations                    -       -         -       -      2,595    5.31        2,553     3.54      5,148    4.44     4,978
                            -------           -------            -------             --------            --------          --------
  Total                     $63,710    2.66%  $69,953    4.35%   $98,033    5.13%    $102,042     4.84%  $333,738    4.43% $330,022
                            =======           =======            =======             ========            ========          ========

Sources of Funds

         General. Deposits are the Bank's major source of funds for lending and other investment purposes. In addition, we derive funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity and call of investment securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by pricing strategies and money market conditions. If required, borrowings (principally from the Federal Home Loan Bank) may be used to supplement the amount of funds for lending and funding daily operations. Borrowings may also be utilized as part of a leverage strategy in which the borrowings fund securities purchases.

         Deposits. Our current deposit products include checking and savings accounts, certificates of deposit accounts ranging in terms from ninety-one days to seven years, and individual retirement accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

         Deposits are obtained primarily from within New Jersey. Traditional methods of advertising are used, or may be used, to attract new customers and deposits, including radio, billboards, print media, direct mail and inserts included with customer statements. We do not currently utilize the services of deposit brokers. Premiums or incentives for opening accounts are sometimes offered, and we periodically select particular certificate of deposit maturities for promotion. The Bank has a tiered savings product that offers a beneficial interest rate related to predetermined tiered balance requirements. Customers that maintain a minimum balance requirement in the tiered account are not charged a monthly service fee for the savings account or for checking accounts and also receive overdraft protection, Visa check card and coin counting services.

         The determination of deposit and certificate interest rates is based upon a number of factors, including: (1) need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors' rates for similar products; (3) economic conditions; and (4) business plan projections. Interest rates are reviewed weekly at a meeting of the Asset Liability Committee which consists of senior management.

         A large percentage of our deposits are in certificates of deposit, which totaled 50.6% of total deposits at December 31, 2006. The inflow of certificates of deposit and the retention of such deposits upon maturity are significantly influenced by general interest rates and money market conditions, making certificates of deposit traditionally a more volatile source of funding than core deposits. Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period of time were not renewed. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings which could increase our cost of funds and negatively impact our interest rate spread and our financial condition. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. At December 31, 2006, $74.1 million, or 23.4%, of our certificates of deposit were "jumbo" certificates of $100 thousand or more.

         The following tables set forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

                                                                   For the Year Ended December 31,
                                  --------------------------------------------------------------------------------------------------
                                                  2006                            2005                             2004
                                  --------------------------------- --------------------------------  ------------------------------
                                                           Weighted                         Weighted                        Weighted
                                                 Percent   Average               Percent    Average               Percent   Average
                                      Average    of Total  Nominal   Average     of Total   Nominal    Average    of Total  Nominal
                                      Balance    Deposits    Rate    Balance     Deposits      Rate    Balance    Deposits    Rate
                                      -------    --------  --------  -------     --------   --------   -------    --------  ------
                                                                          (Dollars in thousands)

 Non-interest-bearing demand....     $ 25,653       4.0%      0.00%  $ 15,844    2.58%      0.00%     $ 12,613        2.25%    0.00%
 Interest-bearing demand........       94,204      14.6       0.54    100,241   16.31       0.48        95,251       17.02     0.37
 Money market demand............       99,929      15.5       0.90    114,364   18.61       0.97       119,919       21.42     0.79
 Savings and club...............      108,435      16.8       0.75    105,004   17.09       0.85       107,191       19.15     0.69
 Certificates of deposit........      315,613      49.1       3.95    279,026   45.41       2.97       224,750       40.16     2.39
                                     --------     -----              --------   -----                 --------       -----

    Total deposits..............     $643,834    100.00%      2.28%  $614,479  100.00%      1.75%     $559,724      100.00%    1.32%
                                     ========    ======              ========  ======                 ========      ======

         The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.


                                                  At December 31,
                                        ------------------------------------
        Interest Rate                    2006           2005         2004
        -------------                    ----           ----         ----
                                                  (In thousands)

        0.00-1.99%                      $  1,536      $ 11,096     $123,439

        2.00-2.99%                        20,655        68,197       26,887

        3.00-3.99%                        71,116       152,801       47,611

        4.00-4.99%                       172,509        82,228       40,451

        5.00% and above                   50,844             -            -
                                        --------      --------     --------

         Total                          $316,660      $314,322     $238,388
                                        ========      ========     ========

         The   following   table  sets  forth  the  amount  and   maturities  of
certificates of deposit at December 31, 2006.

                                              Amount Due
                  -------------------------------------------------------------------------
                Within                                                   After
                1 year   1-2 years  2-3 years  3-4 years  4-5 years     5 years      Total
                ------   ---------  ---------  ---------  ---------     -------      -----
                                           (In thousands)
Interest Rate
-------------

0.00-1.99%   $    847    $     -    $     -    $   675     $    5       $     9   $  1,536


2.00-2.99%     15,388      5,267          -          -          -             -     20,655


3.00-3.99%     40,167     21,917      9,032          -          -             -     71,116


4.00-4.99%    135,740      5,646      7,739     23,040        223           121    172,509


5.00-5.99%     45,672         93        213          -      4,866             -     50,844
             --------    -------    -------    -------     ------       -------   --------

 Total       $237,814    $32,923    $16,984    $23,715     $5,094       $   130   $316,660
             ========    =======    =======    =======     ======       =======   ========


         The following table shows the amount of certificates of deposit of $100 thousand or more by time remaining until maturity as of the dates indicated.


                                                          At December 31, 2006
                                                          --------------------
Maturity Period                                                (In thousands)
---------------
Within three months...............................              $  21,169
Three through six months..........................                 19,857
Six through twelve months.........................                 14,006
Over twelve months................................                 19,102
                                                                ---------
                                                                $  74,134
                                                                =========

         Borrowings. To supplement deposits as a source of funds for lending or investment, the Bank may borrow funds in the form of advances from the Federal Home Loan Bank. We traditionally have enjoyed cash flows from deposit activities that were sufficient to meet our day-to-day funding obligations and in the past only occasionally used our overnight line of credit or borrowing facility with the Federal Home Loan Bank. In the third quarter of 2005, however, we used our overnight line of credit at the Federal Home Loan Bank to meet daily operations. In the fourth quarter of 2005, we took a five year advance from the Federal Home Loan Bank to meet the strong demand for loans. At December 31, 2006, the Bank's borrowing limit with the Federal Home Loan Bank was $159.3 million.


         At December 31, 2006, the outstanding balance of the five year advance from the Federal Home Loan Bank totaled $7.9 million. This advance has a fixed interest rate of 4.49% and matures as follows:

         Twelve Months Ending December 31,
         ---------------------------------
                                                         (In thousands)
         2007.....................................         $  1,923
         2008.....................................            2,011
         2009.....................................            2,087
         2010.....................................            1,842
                                                           --------
                Total.............................         $  7,863
                                                           ========


         Short-term Federal Home Loan Bank advances generally have original maturities of less than one year. Advances from the Federal Home Loan Bank are typically secured by the Federal Home Loan Bank stock and by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. Additional information regarding our borrowings is included under Note 9 to the consolidated financial statements.

Subsidiary Activity

         Roma Financial Corporation has no direct subsidiaries other than Roma Bank. Roma Bank has two wholly-owned subsidiaries: Roma Capital Investment
Corporation, which was incorporated under New Jersey law in 2004 as an investment subsidiary, and General Abstract & Title Agency, a New Jersey corporation.

         Roma Capital Investment Corporation is an investment subsidiary and its sole activity is to hold investment securities. Its total assets at December 31, 2006 were $251.5 million. Its net income for 2006 was $6.8 million.

         General Abstract & Title Agency sells title insurance, performs title searches and provides real estate settlement and closing services. Its total assets at December 31, 2006 were $537 thousand. Its operating revenue for 2006 consisted of $1.4 million in premiums earned from the placement of title insurance and related title company services. Its net income for 2006 was $56 thousand.

         Roma Financial Corporation is currently in the process of forming a de novo savings bank for which it will be the 60% majority stockholder. The bank will be called RomAsia Bank and is expected to open for business in the fourth quarter of 2007.

                           REGULATION AND SUPERVISION

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Holding Company Regulation

         General. The Company is a unitary savings and loan holding company, subject to regulation and supervision by the OTS. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to Roma Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

         Activities Restrictions. As a grandfathered unitary savings and loan holding company under the GLB Act, the Company is generally not subject to any restrictions on its business activities or those of its non-savings institution subsidiaries. However, if the Company were to fail to meet the Qualified Thrift Lender Test, then it would become subject to the activities restrictions of the Home Owners' Loan Act applicable to multiple holding companies. See "Regulation of the Bank -- Qualified Thrift Lender Test."

         If the Company were to acquire control of another savings association, it would lose its grandfathered status under the GLB Act and its business activities would be restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, certain activities authorized for savings and loan holding companies as of March 5, 1987, and nonbanking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the "BHC Act") or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of the Company unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the acquiring company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

         Mergers and Acquisitions. The Company must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for Roma Financial Corporation to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of Roma Financial Corporation and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

         The USA Patriot Act. In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA Patriot Act imposes the following requirements with respect to financial institutions:

         o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and
(iv) an independent audit function to test the anti-money laundering program.

         o Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

         o Section 312 requires financial institutions that establish, maintain, administer or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

         o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

         o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

         Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the "Act") implemented legislative reforms intended to address corporate and accounting fraud and improve public company reporting. The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

Regulation of the Bank

         General. As a federally chartered savings bank with deposits insured by the FDIC, the Bank is subject to extensive regulation by the OTS and FDIC. Lending activities and other investments must comply with federal and state statutory and regulatory requirements. The Bank is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the Deposit Insurance Fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         The OTS regularly examines the Bank and prepares reports for consideration by the Bank's Board of Directors on deficiencies, if any, found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Any change in such regulations, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Bank, the Company, and their operations.

         Deposit Insurance. The Bank's deposits are insured to applicable limits by the Federal Deposit Insurance Company. Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 15, 2006, has resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund (which formerly insured the deposits of banks) and the Savings Association Insurance Fund (which formerly insured the deposits of savings associations like the Bank) were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100 thousand deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250 thousand per participant subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

         The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or the Savings Association Insurance Fund.

         Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively.

         In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.0128% of insured deposits in fiscal 2006. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of adjusted total assets, (2) Tier 1, or "core," capital equal to at least 4% (3% if the institution has received the highest rating, "composite 1 CAMELS," on its most recent examination) of adjusted total assets, and (3) risk-based capital equal to 8% of total risk-weighted assets.

         Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), less certain mortgage servicing rights and less certain investments. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights, certain investments and unrealized gains and losses on certain available-for-sale securities.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital) of 8% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses (up to a maximum of 1.25% of risk-weighted assets) and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. A savings association is not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) it is eligible for expedited treatment under OTS regulations, (2) it would remain adequately capitalized after the distribution, (3) the annual amount of its capital distributions does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         In addition, the OTS could prohibit a proposed capital distribution if, after making the distribution, which would otherwise be permitted by the regulation, the OTS determines that the distribution would constitute an unsafe or unsound practice.

         A federal savings institution is prohibited from making a capital distribution if, after making the distribution, the institution would be unable to meet any one of its minimum regulatory capital requirements. Further, a federal savings institution cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets up to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. As of December 31, 2006, the Bank was in compliance with its QTL requirement.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 5% of its outstanding advances.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2006, the Bank was in compliance with these requirements.

Item 1A. Risk Factors

The following is a summary of the material risks related to an investment in the Company's securities.

We realize income primarily from the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and changes in interest rates may adversely affect our net interest rate spread and net interest margin, which will hurt our earnings.

         We derive our income mainly from the difference or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

         Market interest rates were in recent years at historically low levels. However, beginning in June 2004, the U.S. Federal Reserve has increased its target federal funds rate. While the federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have increased, intermediate- and long-term market interest rates, which we use as a guide to our loan pricing, have not increased proportionately. This has led to a "flattening" of the market yield curve, which has even "inverted" recently as short-term rates have exceeded long-term rates over an intermediate maturity horizon. The flat yield curve has hurt our interest rate spread and net interest margin because the interest rates we pay on our deposits have repriced upwards faster than the interest rates that we earn on our loans and investments. If short-term interest rates continue to rise so that the yield curve remains relatively flat or inverts further, we would expect that our net interest spread and net interest margin would continue to compress, which would hurt our net interest income.

         Interest rates also affect how much money we can lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and investment securities. A reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. A falling rate environment would result in a decrease in rates we pay on deposits and borrowings, but the decrease in the cost of our funds may not be as great as the decrease in the yields on our loan portfolio and mortgage-backed securities and loan portfolios. This could cause a narrowing of our net interest rate spread and could cause a decrease in our earnings. Changes in market interest rates could also reduce the value of our financial assets. If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer.

If we experience loan losses in excess of our allowance, our earnings will be adversely affected.

         The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. If management's assumptions and judgments about the ultimate collectibility of the loan portfolio prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses or if we are required to make material additions to the allowance, our earnings and capital could be significantly and adversely affected. As of December 31, 2006, our allowance for loan losses was $1.2 million, representing 0.27% of outstanding loans and 322.04% of non-performing loans.

A portion of our total loan portfolio consists of commercial real estate loans, commercial business loans and construction loans, and we intend to grow this part of the loan portfolio. The repayment risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans.

         At December 31, 2006, our loan portfolio included $65.8 million of commercial and multi-family real estate loans and $3.7 million of commercial business loans, together amounting to 16.2% of our total loan portfolio, and $24.0 million of construction loans, representing 5.6% of our total loan portfolio. Unlike single family residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property with values that tend to be more easily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrowers' business. The repayment of construction loans for residential and commercial land acquisition and development, including loans to builders and developers, is dependent, in part, on the success of the ultimate construction project. In addition, commercial loans and construction loans to builders and developers generally result in larger balances to single borrowers, or related groups of borrowers, than one- to four-family loans.

         In addition, the growth of our aggregate commercial and multi-family real estate and commercial business loans and construction loans from $6.9 million at December 31, 2001 to $81.5 million at December 31, 2006 means that a large portion of this portfolio is unseasoned. Relatively new loans that are "unseasoned," are considered to pose a potentially greater repayment risk than more mature loans because they generally do not have sufficient repayment history to indicate the likelihood of repayment in accordance with their terms.

Strong   competition   within  our   market   area  may  limit  our  growth  and
profitability.

         Competition in the banking and financial services industry in New Jersey is intense. Many of our competitors have substantially greater resources and lending limits than we do and offer services that we do not or cannot provide. Price competition for loans might result in us originating fewer loans, or earning less on our loans, and price competition for deposits might result in a decrease in our total deposits or higher rates on our deposits. Our deposit market share in Mercer County, New Jersey, where seven of our nine offices are located, was 7.2% at June 30, 2006, the latest date for which market share information is available.

Our business is geographically concentrated in New Jersey, and a downturn in conditions in the state could have an adverse impact on our profitability.

         A substantial majority of our loans are to individuals and businesses in New Jersey. Any decline in the economy of the state could have an adverse impact on our earnings. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans. Additionally, because we have a significant amount of real estate loans, decreases in local real estate values could adversely affect the value of property used as collateral. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

We intend to actively consider opportunities for de novo branching. Costs related to expansion plans may negatively impact earnings in future periods.

         We opened our new main office in Robbinsville, New Jersey in 2005 and a new branch office in Plumsted, New Jersey in the first quarter of 2007. We intend to continue expanding our branch network. Expenses related to the planned expansion of our operations through de novo branching or the acquisition of branches or other financial institutions could adversely impact earnings in future periods.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

         We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. As a federally chartered holding company, the Company is subject to regulation and oversight by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding companies may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material impact on us and our operations.

Item 1B. Unresolved Staff Comments
----------------------------------

Not applicable.

Item 2.  Properties
-------------------

         At December  31, 2006,  our net  investment  in property and  equipment
totaled  $30.7  million,   including  land  held  for  future   development  and
construction in progress.

         The following table sets forth the location of our main office and branch offices, the year each office was opened and the net book value of each office.

                                           Year Facility      Leased or    Net Book Value at
     Office Location                       Opened             Owned        December 31, 2006
     ---------------                       ------             -----        -----------------
                                                                            (In thousands)

     Corporate Headquarters and            2005                Owned          $14,542
     Washington Town Center Office:
     2300 Route 33
     Robbinsville, NJ

     Chambersburg Office:                  1962                Owned              309
     485 Hamilton Avenue
     Trenton, NJ

     Mercerville Office:                   1971                Owned              815
     500 Route 33
     Mercerville, NJ

     Yardville Office:                     1984                Owned              842
     4500 South Broad Street
     Yardville, NJ

     West Trenton Office:                  1986                Owned              959
     79 West Upper Ferry Road
     West Trenton, NJ

     Hamilton Center City Office:          1991                Owned            4,037
     1155 Whitehorse-Mercerville Road
     Hamilton, NJ

     South Trenton Office:                 1993                Owned              745
     1450 South Broad Street
     Trenton, NJ

     Florence Township Office:             2003                Owned            2,523
     2150 Route 130 North
     Florence Township
     Burlington, NJ

     Plumsted Office:                      2007                Owned            2,351
     400 Route 539
     Cream Ridge,  NJ

Item 3.  Legal Proceedings
--------------------------

         Roma Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against Roma Financial Corporation or Roma Bank at December 31, 2006 that would have a material effect on our operations or income.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II

Item 5. Market for the Registrant's  Common Equity,  Related Stockholder Matters
--------------------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

         Upon completion of the Company's minority stock offering in July of 2006, the Company's common stock commenced trading on The NASDAQ Stock Market under the symbol "ROMA". The table below shows the reported high and low closing prices of common stock during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                      2006                   High         Low      Dividends
----------------------------------------------------------------------------

Quarter ended September 30, 2006 (1)        $ 15.94     $ 10.00      N/A

Quarter ended December 31, 2006             $ 16.56     $ 14.63      N/A

(1) Minority stock offering completed July 11, 2006 and trading commenced July 12, 2006.

         Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, stock market characteristics and general economic conditions. The timing, frequency and amount of dividends is determined by the Board.

         As of March 1, 2007, there were approximately 4,222 shareholders of record of the Company's common stock, including brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial owners.

         The Company did not have any stock repurchases in the year ended December 31, 2006.

         The Company's common stock commenced trading during the third quarter of the year ended December 31, 2006. A stock performance graph is not presented in this Form 10-K in light of this short trading history.

Item 6.  Selected Financial Data
--------------------------------

         The following financial information and other data in this section is derived from the Company's audited consolidated financial statements and should be read together therewith.

                                                                              At December 31,
                                                   ---------------------------------------------------------------------
                                                       2006          2005           2004           2003          2002
                                                       ----          ----           ----           ----          ----
                                                                              (In thousands)
Balance Sheet Data:

   Total assets                                     $ 876,081      $ 797,760      $ 711,815     $ 671,728     $ 629.460
   Loans receivable, net                              420,382        378,708        335,250       303,833       258,645
   Mortgage backed securities
       held to maturity                               144,480        150,101        138,306       135,267       146,869
   Securities available for sale                       19,331         15,514         13,543        14,044        30,197
   Investment securities held to maturity             169,927        173,078        160,131       152,822        97,488
   Cash and cash equivalents                           64,701         28,089         19,944        28,218        65,418
   Goodwill                                               572            572              -             -             -
   Deposits                                           625,972        643,813        576,300       544,605       510,016
   Federal Home Loan Bank borrowings                    7,863          9,702              -             -             -
   Total stockholders' equity                         234,654        138,658        131,393       123,818       116,125

                                                                              At December 31,
                                                   -----------------------------------------------------------------------
                                                       2006          2005           2004           2003          2002
                                                       ----          ----           ----           ----          ----
                                                                              (In thousands)
Summary of Operations:

   Interest income                                    $40,869        $34,632        $31,148       $31,430       $35,740
   Interest expense                                    15,190         10,901          7,392         8,287        12,181
                                                      -------        -------        -------       -------       -------
        Net interest income                            25,679         23,731         23,756        23,143        23,559
   Provision for loan losses                              291            128             48            85           134
                                                      -------        -------        -------       -------       -------
   Net interest income after provision for
        loan losses                                    25,388         23,603         23,708        23,058        23,425
   Non-interest income                                  3,460          2,916          1,571         1,630           791
   Non-interest expense                                21,206         15,132         13,411        12,544        11,806
                                                      -------        -------        -------       -------       -------
   Income before income taxes                           7,642         11,387         11,868        12,144        12,410
   Provisions for income taxes                          2,394          3,852          4,256         4,437         4,703
                                                      -------        -------        -------       -------       -------
   Net income                                         $ 5,248        $ 7,535        $ 7,612       $ 7,707       $ 7,707
                                                      =======        =======        =======       =======       =======
   Net income per share -
        basic and diluted                              $0.19           $0.33        $  0.33         $0.34       $  0.34
                                                      =======        =======        =======       =======       =======
   Weighted number of common
        shares outstanding                             27,305         22,584         22,584        22,584        22,584
                                                      =======        =======        =======       =======       =======

                                                                             At December 31,
                                                -----------------------------------------------------------------------
                                                    2006           2005           2004           2003          2002
                                                    ----           ----           ----           ----          ----
                                                                             (In thousands)
Performance Ratios:
   Return on average assets (net income
        divided by average total assets                0.62%          0.99%          1.10%         1.18%         1.27%
   Return on average equity (net income
        divided by average equity)                     2.89           5.55           6.02          6.38          6.87
   Net interest rate spread                           2.780           3.09           3.44          3.48          3.79
   Net interest margin on average
        interest-earning assets                        3.28           3.36           3.65          3.74          4.04
   Average interest-earning assets to average
        interest-bearing liabilities                   1.24x          1.17x          1.19x         1.19x         1.20x
   Efficiency ratio (Non-interest expense
        divided by the sum of net interest
        income and non-interest income)               72.78%         55.71%         51.69%        49.06%        48.23%
   Non-interest expense to average assets              2.52           1.91           1.85          1.81          2.10

Asset Quality Ratios:
   Non-performing loans to total loans                 0.08           0.17           0.23          0.30          0.42
   Non-performing assets to total assets               0.04           0.08           0.11          0.14          0.20
   Net charge-offs to average loans
         outstanding                                      -              -              -          0.01          0.05
   Allowance for loan losses to total loans            0.27           0.23           0.22          0.23          0.24
   Allowance for loan losses to
         non-performing loans                        322.04         134.25          95.30         77.31         57.75

Capital Ratios:
   Average equity to average assets
         (average equity divided by average
         total assets                                 21.53          17.90          18.33         18.45         18.49
   Equity to assets at period end                     26.78          17.38          18.46         18.43         18.45
   Tangible equity to tangible assets
        at period end                                 26.91          17.22          18.45         18.42         18.43

Number of Offices:
   Offices                                                9              8              7             7             6


Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

General

         This discussion and analysis reflects Roma Financial Corporation's consolidated financial statements and other relevant statistical data. We include it to enhance your understanding of our financial condition and results of operation. You should read the information in this section in conjunction with Roma Financial Corporation's consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K, and other statistical data provided herein.

Overview


         Financial Condition and Results of Operations. Roma Financial Corporation's results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earnings assets and the interest we pay on our interest-bearing liabilities. It is a function of the average balances of loans and investments versus average balances of deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds.

         Our interest-earning assets primarily consist of loans, mortgage-backed securities and investment securities. At December 31, 2006, total loans comprised 48% of our total assets and our securities portfolio comprised 38% of our total assets. The most significant change in interest-earnings assets from the prior year was a $50.7 million 14.5% increase in the average balance of loans receivable, net from $349.8 million for 2005 to $400.5 million for 2006. At year end, loans receivable, net totaled $420.4 million. During 2006, a key goal of management was growth in the loan portfolio, particularly multi-family and commercial real estate loans which increased by 22.8% to $65.8 million at year end from $53.6 million at the end of 2005.

         Proceeds of approximately $96.1 million from our initial public offering completed in July 2006 funded the growth in the loan portfolio. To the extent not yet deployed into loans and other assets, some of the offering proceeds were invested into short-term interest bearing deposits, contributing to a $36.6 million, or 130.2% increase in cash and cash equivalents.

         Our interest-bearing liabilities consist primarily of retail deposits and borrowings from the Federal Home Loan Bank of New York. At December 31, 2006, our total deposits were $626.0 million, compared to $643.8 million at December 31, 2005. Our borrowings from the Federal Home Loan Bank of New York were $7.9 million compared to $9.7 million a year earlier. The $17.8 million, or 2.7% decrease in deposits was primarily due to $15.0 million of deposits used by depositors to purchase stock in our initial public offering. Management was challenged during the year to balance the rate of attrition while containing increases in the cost of funds. Management was successful in increasing non-interest bearing checking deposits during the year, which totaled $25.1 million at December 31, 2006 compared to $20.7 million a year earlier. The decrease in total deposits occurred primarily in the savings and club accounts category which fell by $22.2 million. The nominal decrease in Federal Home Loan Bank advances resulted from scheduled repayments of principal.

         Our net interest income increased 7.6% to $25.7 million in 2006 from $23.7 million in 2005. The net interest spread decreased to 2.80% from 3.09% in 2005, as the average cost of interest-bearing liabilities climbed 61 basis points, while the average yield on interest-earning assets improved only 32 basis points. For 2006, the average cost of interest bearing-liabilities was 2.42% and the average yield on interest-earning assets was 5.22%. Total interest income increased 17.6% due to a 10.8% increase in the average balance of interest-earning assets and a 32 basis point increase in average yield, while total interest expense increased 36.9%, primarily due to a 61 basis point increase in the average cost of interest-bearing liabilities. Net interest income increased due to the reinvestment of maturing securities and the deployment of initial public offering proceeds into higher yielding securities and loans as well as into cash and cash equivalents offering higher prevailing yields resulting from increased short term interest rates.

         Our results of operations are also influenced by our provision for loan losses, non-interest income and non-interest expense. Non-interest income includes service fees and charges, including income generated by the Bank's retail branch network and operations, income from bank-owned-life-insurance and title insurance revenue from our title agency subsidiary. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest expense increased by $6.1 million or 41.7% to $21.2 million in 2006 compared to $15.1 million in 2005. The increase was due primarily to a $2.4 million increase in salaries and benefits, net occupancy costs and equipment related to the opening of our new corporate headquarters in September of 2005, and a $3.4 million contribution to the Roma Bank Community Foundation, Inc. (the "Foundation") in connection with the initial public offering.

         Net income for the year ended December 31, 2006 was $5.2 million, a decrease of $2.3 million or 30.7% from $7.5 million for the year ended December 31, 2005. The decrease related primarily to the contribution to the Foundation. The Foundation was established to further our long-term commitment to the communities that we serve. This one time, substantial, funding of the Foundation will help to ensure that community reinvestment previously done by the Bank will continue for years to come through the Foundation.

         Total assets increased $78.3 million or 9.8%, to $876.1 million from $797.8 million at December 31, 2005. Cash and cash equivalents increased $36.6 million from year to year due to the added liquidity and availability of funds from the proceeds from our initial public offering. Securities available for sale increased $3.8 million to $19.3 million from $15.5 million the prior year. Investments and mortgage-backed securities held to maturity decreased $3.2 million and $5.6 million, respectively, reflecting the deployment of the proceeds from maturating securities and monthly principal payments on loans, into loan originations, and reinvestment in short term overnight investments.

         Stockholders' equity increased $96.0 million or 69.2% to $234.7 million primarily due to net proceeds of $91.3 million from our initial public offering, offset by a reduction in equity for unallocated shares held by the employee stock ownership plan. The decrease of $900 thousand in other comprehensive income was primarily due to an after tax charge of $800 thousand from the initial application of FASB 158, which recognizes prior unrecorded pension transition and service costs and unrealized losses.

         Business Strategy. Our current business strategy is to seek growth and improve profitability by:

          o Increasing the volume of loan originations and the size of loan portfolio relative to our securities portfolio;
          o Increasing originations of multi-family and commercial real estate loans, construction loans, and commercial business loans;
          o Building core banking business through internal growth and de novo branching, as well as de novo banking, and judiciously considering expansion through acquisition opportunities.
          o Developing a sales culture by training and encouraging branch personnel to promote existing products and services to our customers; and
          o    Maintaining high asset quality.

         Historically, our deposits have exceeded our residential loan originations, and we have invested those deposits primarily in mortgage-back securities and investment securities. Over the last few years we have focused on building a non-residential loan portfolio.

Critical Accounting Policies


         Our accounting policies are integral to understanding the results reported and are described in detail in Note 1 to consolidated financial statements contained in this Annual Report on Form 10-K. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and income for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.


         Allowance for Loan Losses. The allowance for loan losses represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the allowance for loan losses, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a segmented approach which identifies: (1) impaired loans for which specific reserves are established; (2) classified loans for which a higher allowance is established; and (3) performing loans for which a general valuation allowance is established. We maintain a loan review system which provides for a systematic review of the loan portfolios and the early identification of impaired loans. The review of residential real estate and home equity consumer loans, as well as other more complex loans, is triggered by identified evaluation factors, including delinquency status, size of loan, type of collateral and the financial condition of the borrower. All commercial loans are evaluated individually for impairment. Specific loan loss allowances are established for impaired loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment.

         Although specific and general loan loss allowances are established in accordance with management's best estimate, actual losses are dependent upon future events, and as such, further provisions for loan losses may be necessary in order to increase the level of the allowance for loan losses. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make increased provisions to the allowance for loan losses. Any such increase in provisions would result in a reduction to our earnings. A change in economic conditions could also adversely affect the value of properties collateralizing real estate loans, resulting in increased charges against the allowance and reduced recoveries, and require increased provisions to the allowance for loan losses. Furthermore, a change in the composition, or growth, of our loan portfolio could result in the need for additional provisions.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

         General. Our total assets increased $78.3 million or 9.8% to $876.1 million at December 31, 2006 compared to $797.8 million at December 31, 2005, primarily due to increases in cash and cash equivalents and loan receivable, net.

         Cash and Cash Equivalents. Cash and cash equivalents increased $36.6 million or 130.2% to $64.7 million at December 31, 2006 from $28.1 million at December 31, 2005. Cash received in our initial public offering in excess of funds utilized for loan originations was primarily invested in cash and cash equivalents.

         Securities available for sale. The carrying value of securities available for sale increased $3.8 million or 24.5% to $19.3 million at December 31, 2006, compared to $15.5 million the prior year.

         Investment securities held to maturity. Investment securities held to maturity decreased $3.2 million, or 1.8% to $169.9 million at December 31, 2006 from $173.1 million at December 31, 2005. The reduction in the investments held to maturity portfolio resulted from scheduled maturities that were used to fund loan growth. The weighted average yield of the portfolio was 3.66%.

         Mortgage-backed securities. Mortgage-backed securities held to maturity decreased $5.6 million, or 3.7% to $144.5 million at December 31, 2006 compared to $150.1 million in the prior year. Management utilized the cash flows from monthly principal and interest payments and maturities to fund loan originations, and to the extent needed, deposit outflow. During this period of flat to inverted yield curves management invested in short duration securities with some callable features. The average yield on mortgage-back securities at December 31, 2006 was 4.85%.

         Loans. Loans receivable, net, increased $41.7 million, or 11.0% to $420.4 million at December 31, 2006 from $378.7 million at December 31, 2005. Conventional one-to-four family mortgage loans increased $16.2 million or 8.5% to $207.8 million at December 31, 2006 compared to $191.6 million the prior year. Loans in this category increased primarily because of a mortgage promotion in March. Demand for mortgage loans continued to be slow during 2006. Home equity and consumer loans increased $8.9 million, or 7.4% to $128.8 million at December 31, 2006 from $119.9 million at December 31, 2005. Equity loan activity slowed in 2006 compared to very robust activity in 2005. Commercial and multi-family mortgages, construction and commercial loans increased in the aggregate $17.5 million, or 23.0% to $93.5 million at December 31, 2006, compared to $76.0 million at December 31, 2005.

         Premises and equipment. Premises and equipment increased $2.0 million, or 7.0% to $30.7 million at December 31, 2006 compared to $28.7 million at December 31, 2005. The increase resulted primarily from the cost associated with completing a new branch, located in Ocean County, New Jersey. That location opened in January 2007, bringing our total network to eight branch locations plus our Robbinsville main office.

         Bank Owned Life Insurance. Bank-owned-life-insurance ("BOLI") increased $600 thousand to $16.2 million at December 31, 2006 compared to $15.6 million the prior year. There were no additional investments in BOLI policies during 2006.

         Other assets. Other assets increased $1.6 million or 57.1% to $4.4 million at December 31, 2006, compared to $2.8 million a year earlier, primarily because of the increase in deferred tax assets attributable to the initial application of SFAS 158. SFAS 158 requires the Company to recognize prior pension transition and service costs and unrealized losses that had not previously been recorded. Deferred tax assets also were increased because of the carry forward charitable contribution deduction relating to the contribution to the Foundation.

         Deposits. Deposits decreased $17.8 million or 2.8% to $626.0 million at December 31, 2006, compared to $643.8 million at December 31, 2005. This decrease was primarily due to depositors utilizing $15.0 million of deposits at Roma Bank to purchase stock in our initial public offering. Non-interest bearing deposits increased $4.4 million, or 21.2% to $25.1 million at December 31, 2006, compared to $20.7 million in the prior year. Interest bearing checking accounts decreased $2.4 million or 2.4% to $98.3 million at December 31, 2006, compared to $100.7 million a year earlier. The weighted average interest rate of total checking accounts, including both interest bearing and non-interest bearing, was 0.42% at December 31, 2006, compared to 0.45% the prior year. Savings and club accounts decreased $22.2 million or 10.7% to $185.9 million at December 31, 2006, compared to $208.1 million a year earlier. The weighted average interest rate on savings and club accounts decreased to 0.82% compared to 0.91% in the prior year. Certificates of deposit increased $2.4 million, or 0.7% to $316.7 million at December 31, 2006, compared to $314.3 million at December 31, 2005. The weighted average interest rate on certificates of deposit increased 82 basis points to 4.30% at December 31,2006 compared to 3.48% at the prior year end. The weighted average nominal rate on total deposits increased 45 basis points to 2.53% compared to 2.08% in the prior year. Fierce competition in our marketplace for core deposits contributed to the decrease in savings and club accounts. Management has marketed special certificates of deposits with promotional interest rates typically with terms of 91 days, six and ten months, and one year maturities to retain and attract new deposits The challenge for management in 2006 was to balance the rate of attrition for all deposits categories against a significant increase in the cost of funds.

         Federal Home Loan Bank. Federal Home Loan Bank of New York advances decreased $1.8 million to $7.9 million at December 31, 2006, compared to $9.7 million in the prior year, as a result of scheduled monthly principal payments.

         Other Liabilities. Other liabilities increased $1.8 million to $5.3 million at December 31, 2006 compared to $3.5 million at December 31, 2005. The increase was primarily due to a $1.3 million liability recorded to reflect the initial application of FASB 158, which recognizes prior unrecorded pension transition and service costs and unrealized losses.


         Stockholders' equity. Stockholders' equity increased $96.0 million or 69.2% to $234.7 million at December 31, 2006 compared to $138.7 million in the prior year due primarily to net proceeds from the initial public offering and net income of $5.2 million. The decrease in other comprehensive income was primarily due to the initial application of FASB 158 of $800 thousand.


Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005


         General. Net income for the year ended December 31, 2006 was $5.2 million, a decrease of $2.3 million or 30.7%, from $7.5 million for the year ended December 31, 2005. The decrease related primarily to the $3.4 million contribution that the Company made to the Foundation. The increase of $1.9 million in net interest income and $544 thousand in non-interest income was offset by a $6.1 million increase in non-interest expense, which included the contribution to the Foundation.

         Net Interest Income. Net interest income increased $1.9 million or 7.6% to $25.7 million for the year ended December 31, 2006, compared to $23.7 million in the prior year. Our net interest rate spread decreased 29 basis points to 2.80%, compared to 3.09% the prior year. Despite a 32 basis point improvement in the average yield on interest-earning assets, which increased to 5.22% this year from 4.90% last year, the net interest rate spread decreased due to a 61 basis point increase in the average cost of interest-bearing liabilities to 2.42% this year compared to 1.81% last year.

         Interest Income. Total interest income increased $6.2 million or 17.6% to $40.9 million, compared to $34.6 million in the prior year. The improvement in interest income resulted from an increase in the yield on average interest-earning assets as well as an increase in the average balance of interest-earning assets.

         Interest income on loans increased $4.1 million, or 19.8% to $24.7 million for the year ended December 31, 2006, compared to $20.7 million in the prior year. The increase resulted from both an increase of 27 basis points in average loan yield to 6.18% and an increase in the average balance of loans from $349.8 million to $400.5 million, an increase of $50.7 million year over year.

         Interest income on mortgage-backed securities held to maturity increased minimally and was $7.2 million both years. The average yield on mortgage-back securities held to maturity increased 10 basis points to 4.85% compared to 4.75% the prior year. This was offset by a decrease of $2.9 million in the average balance of mortgage-backed securities held to maturity to $147.7 million, compared to $150.6 million the prior year.

         Interest income on investment securities available for sale and held to maturity increased $900 thousand, or 13.8%, to $7.0 million, compared to $6.1 million in the prior year. The average yield on investment securities available for sale and held to maturity increased 28 basis points to 3.62%, compared to 3.34% the prior year. The average balance of investment securities available for sale and held to maturity increased $9.1 million to $192.5 million, at December 31, 2006, compared to $183.4 million the prior year.

         Interest income on other interest-earning assets increased $1.3 million or 190.0% to $2.0 million, compared to $700 thousand in the prior year. The increase was primarily due to the investment of a portion of the proceeds from our initial public offering in interest-bearing deposits in other banks. The average balance of other interest-earning assets increased $19.3 million or 85.4% to $41.9 million for 2006, compared to $22.6 million in the prior year. The increase was also due to a 171 basis point increase in the average yield on other interest-earning assets to 4.73% compared to 3.02% last year resulting from an increase in short term interest rates.

         Interest Expense. Total interest expense increased $4.3 million or 39.3% to $15.2 million for the year ended December 31, 2006, compared to $10.9 million for the year ended December 31, 2005. The increase resulted from an increase in the average cost of interest-bearing liabilities as well as an increase in the balance of average interest-bearing liabilities from year to year. The average cost of interest-bearing liabilities increased 61 basis points to 2.42% for the year ended December 31, 2006 compared to 1.81% in the prior year. The average balance of interest-bearing liabilities increased $26.4 million or 4.4% to $628.7 million in 2006, compared to $602.3 million in the prior year.

         Interest expense on deposits increased $4.0 million or 36.9% to $14.7 million in 2006, compared to $10.7 million in 2005. Average interest-bearing demand deposits decreased $6.0 million to $94.2 million while their average cost increased 6 basis points to 0.54%. Average savings and club accounts decreased $11.0 million or 5.0% to $208.4 million compared to $219.4 million in the prior year. The average cost of savings and club accounts decreased 9 basis points to
0.82 The average balance of certificates of deposit increased $36.6 million or 13.1% to $315.6 million, compared to $279.0 million the prior year. The average cost of interest-bearing certificates of deposit increased 98 basis points to 3.95%, compared to 2.97% the prior year. Management was challenged during 2006 to balance the rate of attrition for all deposit categories while mitigating increases in the cost of funds.

         Interest expense on Federal Home Loan Bank of New York (FHLBNY) advances increased $300 thousand or 203.1% to $500 thousand during 2006 compared to $200 thousand in the prior year. The average balance of advances increased $6.9 million to $10.5 million, compared to $3.7 million in 2005. The average cost of borrowings increased 27 basis points to 4.57% compared to 4.30% in the prior year. In September of 2005 the Company borrowed $10.0 million from the FHLBNY in the form of a five year advance at a rate of 4.49%. During both years, management utilized overnight and short-term lines of credit with the FHLBNY to meet liquidity needs. There were no outstanding borrowings under the line of credit at year end for either 2006 or 2005.

         Provision for Loan Losses. We charge provisions for loan losses to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a three-tier approach: (1) identification of impaired loans and establishment of specific allowances on such loans; (2) establishment of general valuation allowances in the remainder of our loan portfolio, and (3) we establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances on a combination of factors including, but not limited to, actual loan loss experience, composition of loan portfolio, current economic conditions and management's judgment. The overall growth in the loan portfolio, particularly in commercial loans, is expected to result in higher provisions going forward.

         The provision for loan loses increased $163 thousand to $291 thousand for the year ended December 31, 2006 compared to $128 thousand for the prior year. During 2006 total loans increased $42.6 million to $430.1 million at December 31, 2006, compared to $387.5 million the prior year. The allowance for loan losses was 0.27% of total loans at December 31, 2006, compared to 0.23% at December 31, 2005.

         Management assesses the allowance for loan losses monthly. While management uses available information to recognize losses on loans, additional loan loss provisions in the future may be necessary based on changes in economic conditions. In addition, regulatory agencies as an integral part of their periodic examinations review the allowance for loan losses and may require us to record additional provisions based on their judgment of information available to them at the time of their examination.

         Non-Interest Income. Non-interest income includes fees and service charges generated from loans and deposits, commissions on the sale of title insurance policies, bank-owned-life-insurance income, and other miscellaneous income. Non-interest income increased $600 thousand or 18.7% to $3.5 million in 2006 compared to $2.9 million in the prior year.

         Commissions on sales of title insurance policies increased $200 thousand to $1.4 million in 2006. The Bank acquired General Abstract & Title Agency in March 2005.

         Fees and service charges on deposits increased $300 thousand or 81.2% to $700 thousand in 2006. In August of 2006 the Bank implemented an overdraft protection program. This program was principally responsible for the increase.

         Fees and service charges on loans increased minimally from year to year, primarily related to an overall increase in our loan portfolio.

         Other non-interest income increased $37 thousand to $1.32 million this year compared to $1.29 million in 2005.

          Non-Interest  Expense.  Non-interest expense increased $6.1 million or
40.3 % to $21.2 million in 2006 compared to $15.1 million in 2005. Included in non-interest expense is a $3.4 million contribution to the Foundation as part of our initial public offering. The increase from year-to-year in non-interest expense, excluding this one-time contribution, was $2.6 million or 17.4% compared to the prior year.

         Salaries and employee benefits increased $1.7 million or 19.6% to $10.3 million for the year ended December 31, 2006 compared to $8.6 million in 2005. The increase in salaries and employee benefits was primarily due to the following: (1) the opening of our corporate headquarters and new main office in September 2005, with 2006 reflecting a full year of expense for this facility;
(2) the opening of a new branch in January of 2007; (3) a full year of General Abstract salaries in 2006 compared to nine months in 2005; and (4) the implementation of the Roma Bank Employee Stock Ownership Plan in connection with our initial public offering in July of 2006.

         Net occupancy expense increased $500 thousand or 43.5% to $1.7 million for 2006 compared to $1.2 million in 2005. The increase in this category is primarily due to the full year of operation in our corporate headquarters and new main office, which opened in September 2005.

         Equipment costs increased $300 thousand to $1.5 million for the year ended December 31, 2006 compared to $1.2 million for the year ended December 31, 2005. The increase in this category is also primarily associated with the full year of operations in the corporate headquarters and new office in 2006.

         Data processing costs, advertising and Federal Insurance Premium expense in the aggregate decreased $53,000 between years, or 2.3%. This minimal decrease was primarily due to decreased telecommunication and monthly service charges from our core processor.

         Other non-interest expense increased $400 thousand, or 22%, to $2.1 million for 2006. Insurance expense increased $62 thousand and fees related to the audit and Sarbanes-Oxley Section 404 compliance increased $140 thousand. These increases are related to our becoming a public company during 2006.

         Provision for Income Taxes. The provision for income taxes decreased $1.4 million to $2.4 million for the year ended December 31, 2006, compared to $3.8 million in the prior year. The decrease in income tax expense resulted from the impact on net income of the contribution to the Foundation.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

         General. Net income for 2005 was $7.5 million, $77 thousand lower than in 2004. A $3.4 million increase in interest income was negated by a $3.5 million increase in interest expense. A significant $1.3 million increase in non-interest income from $1.6 million in 2004 to $2.9 million in 2005 was more than offset by a $1.7 million increase in non-interest expense and an $80 thousand increase in the provision for loan losses.

         Interest Income. Benefiting from a year-to-year growth in earning assets of $77.8 million and a slight improvement in rates, interest income was nearly 11.3% higher in 2005 compared to 2004; sharply improving on the minor decrease between 2003 and 2004. With the exception of a 4% decline in residential mortgage interest, interest income for all other major loan and investment categories increased between years.

         Interest on loans increased to $20.7 million from $18.7 million. The average balance of loans increased 9.9% to $349.8 million in 2005 as compared to $318.2 million in 2004 while the average yield on loans increased to 5.91% in 2005 from 5.89% in 2004. The average balance of taxable investment securities increased 10.8% to $172.6 million in 2005 as compared to $155.8 million in 2004 while the average yield on taxable investment securities rose by 23 basis points to 3.27% from 3.04%. The average balance of tax-exempt investment securities decreased 4.4% to $10.8 million in 2005 as compared to $11.3 million in 2004 while that average yield on tax-exempt investment securities went from 4.57% to 4.53%. The average balance of mortgage-backed-securities increased 9.0% to $150.6 million in 2005 as compared to $138.2 million in 2004 while the average yield on mortgage-backed securities fell 15 basis points to 4.75% from 4.90%. The overall yield on interest-earning assets improved to 4.90% in 2005 from 4.79% in 2004.

         Interest Expense. Interest expense increased $3.5 million, or 47.3%, to $10.9 million for 2005. The increase was fueled by (i) thirteen rate increases initiated by the Federal Reserve during the second half of 2004 and through 2005, which aggregated 325 basis points; (ii) fierce competition for funds; and
(iii) substantial growth in certificates of deposit.

         The upward movement in short term rates, the need to respond competitively to the extraordinarily high rates offered by competitors, and the need to stimulate deposit growth Florence Township and upon the opening of the Washington Township branch, all combined to increase the average cost of interest-bearing liabilities in 2005 by 46 basis points to 1.81% from 1.35%

         A shift in the deposit base more heavily towards certificates, which grew 31.7%, had a considerable influence on the cost of funds. Helping mitigate this to some extent was success in attracting commercial accounts. Commercial lending has generated growth in the Bank's non-interest bearing checking accounts. The Bank's utilization of a five year fixed-rate FHLBNY advance in the fourth quarter of 2005 had the effect of increasing the average cost of liabilities.

         Provision for Loan Losses. We charge provisions for loan losses to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a three-tier approach: (1) identification of impaired loans and establishment of specific allowances on such loans; (2) establishment of general valuation allowances in the remainder of our loan portfolio, and (3) we establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/ or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances on a combination of factors including, but not limited to, actual loan loss experience, composition of loan portfolio, current economic conditions and management's judgment. Compared to 2004, the provision for 2005 increased nearly $80 thousand to $128 thousand. The allowance for loan losses was 0.23% of total loans at December 31, 2005, compared to 0.22% at December 31, 2004.

         Non-Interest Income. Non-interest income includes fees and service charges generated from loans and deposits, commissions on the sale of title insurance policies, bank-owned-life-insurance income, and other miscellaneous income. Overall, non-interest income increased by $1.3 million, or 85.6%, over the prior year, of which $1.2 million was generated by General Abstract & Title Agency. The Bank acquired General Abstract & Title Agency in March 2005. Excluding General Abstract, the Bank's non-interest income improved $186 thousand for 2005.

         Non-interest Expenses. Total non-interest expenses for 2005 were $15.1 million as compared to $13.4 million for 2004. Changes within the components of non-interest expenses were as follows.

         Salaries and employee benefits totaled $8.6 million for 2005, compared to $7.8 million in the prior year, an increase of $800 thousand, or 10.1%. Of this increase $566 thousand was attributable to salaries and benefits for General Abstract, which was acquired in March of 2005.

         Net occupancy expense increased $300 thousand to $1.2 million in 2005 compared to $800 thousand in 2004. The primary reasons for the increase was the opening of our corporate headquarters and eighth branch in September of 2005 and occupancy cost for General Abstract of $103 thousand.

         Equipment expense increased $200 thousand to $1.2 million in 2005 compared to $1.0 million in 2004. The primary reason for the increase was not capitalized costs for our corporate headquarters and eighth branch in 2005.

         Data processing fees increased $36 thousand from 2004 to 2005. The primary reason for the increase was charges related to higher transactional activity with our VISA and ATM cards and vendor increases for those services, which in the aggregate totaled $40 thousand.

         Advertising expense increased $266 thousand in 2005 to $800 thousand compared to $500 thousand in 2004. The Bank increased its overall advertising initiatives to coincide with the new corporate office and branch opening and to expand awareness of our commercial lending capabilities.

         Other non-interest expenses increased $83 thousand from year to year. Costs related to the acquisition of General Abstract were primarily responsible for this increase.

         Income Taxes. Income tax expense for 2005 was $3.9 million as compared to $4.3 million for 2004. The reduction reflects lower income for 2005.

         In the fourth quarter 2004, Roma Capital Investment Corporation was incorporated as a wholly-owned subsidiary of the Bank. It was capitalized with approximately $201.2 million in investments and mortgage-backed-securities transferred from the Bank. In New Jersey, investment companies are taxed at a rate of 3.6% rather than the business corporate rate of 9%. The presence of the investment company during the year ended December 31, 2005 resulted in income tax savings of approximately $281 thousand and reduced the consolidated effective income tax rate by 2.5% and 0.6%, respectively.

         Average Balance Sheet. The average yields and costs shown in the following table are derived by dividing income or expense by the daily average balance of assets or liabilities, respectively, for the periods presented.

                            At December 31,                                For the Year Ended December 31,
                           ----------------- ---------------------------------------------------------------------------------------
                                2006                        2006                        2005                          2004
                           ----------------- -------------------------------  --------------------------   -------------------------
                                      Actual                         Average                     Average                     Average
                           Actual     Yield/    Average              Yield/   Average            Yield/     Average           Yield/
                           Balance     Cost     Balance   Interest    Cost    Balance Interest    Cost      Balance  Interest  Cost
                           -------     ----     -------   --------    ----    ------- --------    ----      -------  --------  ----
                                                                                (Dollars in thousands)
Interest-earning assets:
   Loans receivable,
      net (1)             $420,382     6.24%  $400,486     $24,748     6.18% $349,758  $20,662     5.91%   $318,154  $18,740   5.89%
   Mortgage-backed
      securities held
      to maturity          144,480     4.88    147,727       7,166     4.85   150,586    7,158     4.75     138,175    6,613   4.79
   Investment
   securities: (2)
      Tax-exempt            11,750     4.41     11,450         503     4.39    10,829      490     4.53      11,329      518   4.57
      Taxable              177,508     4.06    181,038       6,468     3.57   172,610    5,638     3.27     155,824    4,900   3.14
  Other interest-
    earning assets (3)      58,914     5.10     41,932       1,984     4.73    22,646      684     3.02      26,727      377   1.41
                          --------            --------     -------             ------  -------             --------  -------
   Total interest-
     earning
     assets                813,034     5.41    782,633      40,869     5.22   706,429   34,632     4.90     650,209   31,148   4.79
                                                           -------                      ------                        ------
Non-interest-earning
  assets                    63,047              59,532                         50,749                        39,906
                          --------            --------                         ------                      --------
   Total assets           $876,081            $842,165                       $757,178                      $690,115
                          ========            ========                       ========                      ========
Interest-bearing
liabilities:
   Interest-bearing
     demand               $ 98,278     0.53   $ 94,204     $   512     0.54  $100,241  $   477     0.48    $ 95,251     $356   0.37
   Savings and club        185,925     0.93    208,364       1,717     0.82   219,368    1,987     0.91     227,110    1,675   0.74
   Certificates of
     deposit               316,660     4.30    315,613      12,479     3.95   279,026    8,278     2.97     224,750    5,361   2.39
   Federal Home
     Loan Bank
     borrowings              7,863     4.49     10,548         482     4.57     3,694      159     4.30           7        -   1.43
                          --------            --------     -------              -----  -------             --------  -------
   Total interest-
     bearing
     liabilities           608,726     2.66    628,729      15,190     2.42   602,329   10,901     1.81     547,118    7,392   1.35
                                                           -------                     -------                       -------
Non-interest-bearing
  liabilities               32,701              32,140                         19,327                        16,512
                          --------            --------                         ------                      --------
   Total liabilities       641,427             660,869                        621,656                       563,630
Stockholders' equity       234,654             181,296                        135,522                       126,485
                          --------            --------                        -------                      --------
   Total liabilities
     and stockholders'
     equity               $876,081            $842,165                       $757,178                      $690,115
                          ========            ========                       ========                      ========
Net interest income                                        $25,679                     $23,731                       $23,756
                                                           =======                     =======                       =======
Interest rate
  spread (4)                           2.75%                           2.80%                       3.09%                       3.44%
                                       ====                            ====                        ====                        ====
Net yield on
  interest-earning
  assets (5)                                                           3.28%                       3.36%                       3.65%
                                                                       ====                        ====                        ====
Ratio of
  average interest
  -earning assets
  to average
  interest-bearing
  liabilities                                   1.24x                           1.17x                         1.19x
                                                 ====                            ====                          ====

(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2)  Includes both available for sale and held to maturity securities.
(3) Includes interest-bearing deposits at other banks, federal funds purchased and Federal Home Loan Bank of New York capital stock.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis.


         The following table reflects the sensitivity of our interest income and interest expense to changes in volume and in prevailing interest rates during the periods indicated. Each category reflects the: (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rate (changes in rate multiplied by old volume): and (3) net change. The net change attributable to the combined impact of volume and rate has been allocated proportionally to the absolute dollar amounts of change in each.

                                                 Year Ended December 31,           Year Ended December 31,
                                                     2006 vs. 2005                     2005 vs. 2004
                                               Increase (Decrease) Due To       Increase (Decrease) Due To
                                              -----------------------------    -----------------------------
                                               Volume      Rate       Net       Volume     Rate        Net
                                              -------    -------    -------    -------    -------    -------
                                                                     (In thousands)
Interest and dividend income:
   Loans receivable                           $ 3,145    $   941    $ 4,086    $ 1,858    $    64    $ 1,922
   Mortgage-backed securities,
       held to maturity                          (147)       155          8        590        (45)       545
   Investment securities:
       Tax-exempt                                  28        (15)        13        (23)        (5)       (28)
       Taxable                                    294        536        830        543        195        738
  Other interest earnings assets                  913        387      1,300        (58)       365        307
                                              -------    -------    -------    -------    -------    -------
       Total interest-earning assets          $ 4,233    $ 2,004    $ 6,237    $ 2,910    $   574    $ 3,484
                                              =======    =======    =======    =======    =======    =======
Interest expense:
   Interest-bearing demand                    $   (28)   $    63    $    35    $    17    $   104    $   121
   Savings and club                              (100)      (170)      (270)       (57)       369        312
   Certificates of deposit                      1,094      3,107      4,201      1,294      1,623      2,917
   Advances from Federal Home Loan Bank           313         10        323        158        101        159
                                              -------    -------    -------    -------    -------    -------
         Total interest-bearing liabilities   $ 1,279    $ 3,010    $ 4,289    $ 1,412    $ 2,207    $ 3,509
                                              =======    =======    =======    =======    =======    =======

Change in net interest income                 $ 2,954    $(1,006)   $ 1,948    $ 1,498    $(1,523)   $   (25)
                                              =======    =======    =======    =======    =======    =======

Liquidity, Commitments and Capital Resources

         The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, amortization, prepayments and maturities of mortgage-backed securities and outstanding loans, maturities of investment securities and funds provided from operations. In addition, the Bank invests excess funds in short-term interest-earnings assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities.


         The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank attempts to maintain adequate but not excessive liquidity, and liquidity management is both a daily and long-term function of business management.

         The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At December 31, 2006 the Bank had outstanding commitments to originate loans of $5.6 million, and unused lines of credit of $44.1 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2006 totaled $237.8 million.

         While deposits are the Bank's primary source of funds, the Bank also generates cash through borrowings from the Federal Home Loan Bank of New York (the "FHLBNY"). The Bank has traditionally enjoyed cash flows from deposit activities that were sufficient to meet its day-to-day funding obligations and only occasionally used its overnight line of credit or borrowing facility with the FHLBNY. At various times during 2006 and 2005, the Bank used its overnight line of credit at the FHLBNY to meet daily operations. In the third quarter of 2005 the Bank took a five year advance from the FHLBNY to meet the strong demand for loans. At December 31, 2006 the Bank's borrowing limit with the FHLBNY was $153.3 million.

         The  following  table   discloses  our   contractual   obligations  and
commitments as of December 31, 2006.

                                                         Less Than                                        After
                                          Total           1 Year         1-3 Years      4-5 Years        5 years
                                          -----           ------         ---------      ---------        -------
                                                                      (In thousands)
Federal Home Loan Bank
   borrowings                            $ 7,862          $ 1,923        $ 4,098        $ 1,842           $    -
                                         =======          =======        =======        =======           ======

                                          Total
                                         Amounts         Less Than                                        After
                                        Committed         1 Year         1-3 Years      4-5 Years        5 years
                                        ---------         ------         ---------      ---------        -------
                                                                      (In thousands)
Lines of credit (1)                      $ 44,053         $ 44,053       $     -        $     -           $    -
Construction loans in process               8,353            8,353             -              -                -
Other commitments to
   extend credit                            5,587            5,587             -              -                -
                                         --------         --------       -------        -------           ------
        Total                            $ 57,993         $ 57,993       $     -        $     -           $    -
                                         ========         ========       =======        =======           ======

(1)  Represents amounts committed to customers

         Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2006, the Bank exceeded all capital requirements of the Office of Thrift Supervision (The "OTS").

Off-Balance Sheet Arrangements

         We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank's facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage backed securities, and commitments to extend credit to meet the financial needs of our customers. At December 31, 2006, we had no significant off-balance sheet commitments.


         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of non-performance by other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at December 31, 2006, see Note 13 to the consolidated financial statements contained in this Annual Report on Form 10-K.

Impact of Inflation

         The financial statements included in this document have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities of our assets and liabilities are critical.

         The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of non-interest expense. Expense items such as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

Recent Accounting Pronouncements

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets -- An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

         In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

         In September of 2006, the SFAS issued FASB 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans" which required that an employer that sponsors one more single-employer defined benefit plans to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation in the statement of financial position The statement also required the recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits as they arise. The statement is effective for fiscal years ending after December 15, 2006. Accordingly, FASB 158 adjustments are reflected in these financial statements.

         In February of 2007, the SFAS issued FASB No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS no. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS no. 159 will have on our consolidated financial statements.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

Management of Interest Rate Risk and Market Risk

         Qualitative   Analysis.   Because  the   majority  of  our  assets  and
liabilities are sensitive to changes in interest rates, a significant form of market risk for us is interest rate risk, or changes in interest rates.

         We derive our income mainly from the difference or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

         The rates that we earn on our assets are generally fixed for a contractual period of time. We, like many savings institutions, have liabilities that have generally shorter contractual maturities than our assets, such as certificates of deposit, or have no stated maturity, such as savings and money market deposits. This imbalance can create significant volatility because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, which consist primarily of long-term fixed rate securities, may not increase as rapidly as the interest paid on our liabilities.

         While the federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have increased, intermediate-and long-term market interest rates, which we use as a guide to our loan pricing, have not increased proportionately. This has led to a "flattening: of the market yield curve, which has even "inverted" as short-term rates have exceeded long-term rates over an intermediate maturity horizon. The flat yield curve has hurt our interest rate spread and net interest margin because the interest rates we pay on our deposits have repriced upwards faster than the interest rates that we earn on our loans and investments. If short-term interest rates continue to rise so that the yield curve remains relatively flat or inverts further, we would expect that our new interest spread and net interest margin would continue to compress, which would hurt our net interest income.

         A failing rate environment would result in a decrease in rates we pay on deposits and borrowings, but the decrease in the cost of our funds may not be as great at the decrease in the yields on our loan portfolio and mortgage-backed securities and loan portfolios. This could cause a narrowing of our net interest rate spread and could cause a decrease in our earnings.


         Quantitative Analysis. The following table presents the Bank's net portfolio value as of December 31, 2006. The net portfolio values shown in this table were calculated by the Office of Thrift Supervision, based on information provided by the Bank.

                                December 31, 2006
                                                  Net Portfolio Value
                                              as % of Present Value of Assets

Changes in      Net Portfolio Value                  Net Portfolio   Basis Point
Rates (1)      $ Amount       $ Change    % Change    Value Ratio       Change
               --------       --------    --------    -----------       ------

+300 bp         170,998       -46,891       (22)%       21.09%         (406) bp
+200 bp         186,955       -30,934       (12)%       22.54%         (262) bp
+100 bp         202,521       -15,368        (6)%       23.88%         (127) bp
   0 bp         217,889             -         -         25.15%            -
-100 bp        2228,407        10,518         5%        25.96%           81  bp


(1) The -200bp and -300bp scenarios are not shown due to the low prevailing interest rate environment.

         Future interest rates or their effect on net portfolio value or net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in this type of computation. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react in different times and in different degrees to changes in the marker interest rates. The interest rate on certain types of assets and liabilities, such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above.
Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

         Notwithstanding the discussion above, the quantitative interest rate analysis presented above indicates that a rapid increase in interest rates would adversely affect our net interest margin and earnings.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Company's financial statements and supplementary data are contained in this Annual Report on Form 10-K immediately following Item 15.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable.


Item 9A.  Controls and Procedures
---------------------------------

         (a)      Disclosure Controls and Procedures

         An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2006.

         (b)      Internal Control Over Financial Reporting

         No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information
---------------------------

         None.


                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance
----------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I -- Election of Directors" and "-- Biographical Information" in the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

         The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

          (a)  Security Ownership of Certain Beneficial Owners

               Information required by this item is incorporated herein by reference to the Section captioned "Voting Securities and
               Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" of the Proxy Statement.

          (b)  Security Ownership of Management

               Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" and "Proposal I -- Election of Directors" of the Proxy Statement.

          (c)  Changes in Control

               Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

          (d)  Securities  Authorized  for Issuance  Under  Equity  Compensation
               Plans

               None.

Item 13.  Certain   Relationships   and  Related   Transactions,   and  Director
--------------------------------------------------------------------------------
          Independence
          ------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Relationships and Related Transactions" of the Proxy Statement.

Item 14.  Principal Accounting Fees and Services
------------------------------------------------

         The information called for by this item is incorporated herein by reference to the section entitled "Ratification of Appointment of Accountants" in the Proxy Statement.


                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

     (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

          1. The consolidated statements of financial condition of Roma Financial Corporation and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of financial condition, income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2006, together with the related notes and the Independent Registered Public Accounting Firms auditors' report of Beard Miller Company LLP.

          2.   Schedules omitted as they are not applicable.

          3.   Exhibits

               The following Exhibits are filed as part of this report:

               3.1    Charter of Roma Financial Corporation *
               3.2    Bylaws of Roma Financial Corporation*
               4      Stock Certificate of Roma Financial Corporation*
               10.1   Employment Agreement between Roma Bank and Maurice T. Perilli*
               10.2   Form of Supplemental Executive Retirement Agreement*
               10.3   Form of Phantom Stock Appreciation Rights Agreement*
               21     Subsidiaries of the Registrant
               23     Consent of Beard Miller Company LLP
               31     Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               32     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------
     *    Incorporated by reference to the Registrant's Form S-1 Registration Statement No. 333-132415.

                           ROMA FINANCIAL CORPORATION

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                            Page
                                                                            ----
Independent Auditor's Report.............................................   F-1

Consolidated Statements of Financial Condition...........................   F-2

Consolidated Statements of Income........................................   F-3

Consolidated Statements of Changes in Stockholders' Equity...............   F-4

Consolidated Statements of Cash Flows....................................   F-6

Notes to Consolidated Financial Statements...............................   F-7

[LOGO]  BMC





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Roma Financial Corporation
Robbinsville, New Jersey


         We have audited the accompanying consolidated statements of financial condition of Roma Financial Corporation and subsidiaries (the "Corporation") as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roma Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 1, the Company changed its method accounting for Defined Benefit Pension and Other Postretirement Plans in 2006.



                                        /s/Beard Miller Company LLP


Beard Miller Company LLP
Pine Brook, New Jersey
March 7, 2007

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Financial Condition

                                                                                            December 31,
                                                                                       ----------------------
                                                                                         2006         2005
                                                                                       ---------    ---------
                                                                                (In thousands, except for share data)
                                     Assets

     Cash and amounts due from depository institutions                                 $   7,219    $   5,745
     Interest-bearing deposits in other banks                                             26,521       22,324
     Money market funds                                                                   30,961           20
                                                                                       ---------    ---------

         Cash and Cash Equivalents                                                        64,701       28,089

     Securities available for sale                                                        19,331       15,514
     Investment securities held to maturity                                              169,927      173,078
     Mortgage-backed securities held to maturity                                         144,480      150,101
     Loans receivable, net of allowance for loan losses $1,169 and $878,
         respectively                                                                    420,382      378,708
     Premises and equipment                                                               30,669       28,679
     Federal Home Loan Bank of New York stock                                              1,432        1,387
     Interest receivable                                                                   4,598        3,798
     Bank owned life insurance                                                            16,185       15,640
     Other assets                                                                          4,376        2,766
                                                                                       ---------    ---------

         Total Assets                                                                  $ 876,081    $ 797,760
                                                                                       =========    =========

                      Liabilities and Stockholders' Equity
Liabilities
     Deposits:
          Non-interest bearing                                                         $  25,109    $  20,661
          Interest-bearing                                                               600,863      623,152
                                                                                       ---------    ---------
             Total deposits                                                              625,972      643,813
     Federal Home Loan Bank of New York advances                                           7,863        9,702
     Advance payments by borrowers for taxes and insurance                                 2,275        2,063
     Other liabilities                                                                     5,317        3,524
                                                                                       ---------    ---------

         Total Liabilities                                                               641,427      659,102
                                                                                       ---------    ---------
Commitments and Contingencies

Stockholders' Equity
     Common stock, $.10 par value, 45,000,000 authorized; (2006) 32,731,875
            issued and outstanding; (2005) 10,000 authorized, issued and outstanding       3,274            1
     Paid-in capital                                                                      97,069          799
     Retained earnings                                                                   143,068      137,820
     Unearned shares held by Employee Stock Ownership Plan                                (7,847)           -
     Accumulated other comprehensive income - unrealized gain on securities
         available for sale, net                                                            (910)          38
                                                                                       ---------    ---------

         Total Stockholders' Equity                                                      234,654      138,658
                                                                                       ---------    ---------

         Total Liabilities and Stockholders' Equity                                    $ 876,081    $ 797,760
                                                                                       =========    =========

See notes to consolidated financial statements.
--------------------------------------------------------------------------------
                                      F-2

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Income

                                                                Years Ended December 31,
                                                              ---------------------------
                                                                2006      2005      2004
                                                              -------   -------   -------
                                                        (In thousands, except for per share data)
INTEREST INCOME

   Loans                                                      $24,748   $20,662   $18,740
   Mortgage-backed securities held to maturity                  7,166     7,158     6,613
   Investment securities held to maturity                       6,406     5,661     4,720
   Securities available for sale                                  565       467       698
   Other interest-earning assets                                1,984       684       377
                                                              -------   -------   -------

       Total Interest Income                                   40,869    34,632    31,148
                                                              -------   -------   -------

INTEREST EXPENSE
   Deposits                                                    14,708    10,742     7,392
   Borrowings                                                     482       159         -
                                                              -------   -------   -------

       Total Interest Expense                                  15,190    10,901     7,392
                                                              -------   -------   -------

       Net Interest Income                                     25,679    23,731    23,756

PROVISION FOR LOAN LOSSES                                         291       128        48
                                                              -------   -------   -------

       Net Interest Income after Provision for Loan Losses     25,388    23,603    23,708
                                                              -------   -------   -------

NON-INTEREST  INCOME
   Commissions on sales of title policies                       1,361     1,159         -
   Fees and service charges on deposits and loans                 771       458       403
   Income from bank owned life insurance                          695       666       661
   Net gain from sale of mortgage loans originated for sale         6        14        36
   Other                                                          627       619       471
                                                              -------   -------   -------

       Total Non-Interest Income                                3,460     2,916     1,571
                                                              -------   -------   -------

NON-INTEREST EXPENSES
   Salaries and employee benefits                              10,282     8,595     7,804
   Net occupancy expense of premises                            1,653     1,152       820
   Equipment                                                    1,483     1,241     1,028
   Data processing fees                                         1,273     1,324     1,288
   Advertising                                                    806       813       547
   Federal insurance premium                                       86        81        81
   Charitable contributions                                     3,527       231       188
   Other                                                        2,096     1,695     1,655
                                                              -------   -------   -------

       Total Non-Interest Expenses                             21,206    15,132    13,411
                                                              -------   -------   -------

       Income before Income Taxes                               7,642    11,387    11,868

INCOME TAXES                                                    2,394     3,852     4,256
                                                              -------   -------   -------

       Net Income                                             $ 5,248   $ 7,535   $ 7,612
                                                              =======   =======   =======
NET INCOME PER COMMON SHARE
       Basic                                                  $   .19   $   .33   $   .33
                                                              =======   =======   =======
       Diluted                                                $   .19   $   .33   $   .33
                                                              =======   =======   =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
       Basic                                                   27,305    22,584    22,584
                                                              =======   =======   =======
       Diluted                                                 27,305    22,584    22,854
                                                              =======   =======   =======

See notes to consolidated financial statements.
--------------------------------------------------------------------------------
                                      F-3

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2006, 2005 and 2004

                                                                              Retained                     Accumulated
                                                                              Earnings -    Unearned          Other
                                                      Common      Paid-In    Substantially  Shares Held   Comprehensive
                                                      Stock       Capital     Restricted     by ESOP          Income        Total
                                                      -----       -------     ----------     -------          ------        -----
                                                                                  (In Thousands)
Balance - December 31, 2003                           $   -       $   -        $123,673          -             $145       $123,818
                                                                                                                          --------
     Comprehensive income:
         Net income                                       -           -           7,612          -                -          7,612
         Unrealized holding loss on securities
           available for sale, net of income taxes
           of $(27)                                       -           -               -          -              (37)           (37)
                                                                                                                          --------
         Total Comprehensive Income                                                                                          7,575
                                                      -----       -----        --------      -----             ----       --------

Balance - December 31, 2004                               -           -         131,285          -              108        131,393
                                                                                                                          --------
     Comprehensive income:
         Net income                                       -           -           7,535          -                -          7,535
         Unrealized holding loss on securities
           available for sale, net of income taxes
           of $(49)                                       -           -               -          -              (70)           (70)
                                                                                                                          --------
         Total Comprehensive Income                                                                                          7,465
                                                                                                                          --------
     Initial capitalization of mutual holding
         company                                          1         799          (1,000)         -                -           (200)
                                                      -----       -----        --------      -----             ----       --------

Balance - December 31, 2005                               1         799         137,820          -               38        138,658
                                                                                                                          --------

See notes to consolidated financial statements.
-------------------------------------------------------------------------
                                      F-4

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2006, 2005 and 2004

                                                                              Retained                    Accumulated
                                                                              Earnings -    Unearned        Other
                                                      Common      Paid-In    Substantially  Shares Held  Comprehensive
                                                      Stock       Capital     Restricted     by ESOP        Income         Total
                                                      -----       -------     ----------     -------        ------         -----
                                                                                  (In Thousands)
     Comprehensive income:
         Net income                                        -             -        5,248             -              -         5,248

         Unrealized holding loss on securities
           available for sale, net of income  taxes
           of $(72)                                        -             -            -             -
                                                                                                                (158)         (158)
         Initial application of FASB 158,
            net of income taxes $(526)                     -             -            -             -           (790)         (790)
                                                                                                                           -------
         Total Comprehensive Income                        -             -            -             -              -         4,300
                                                                                                                           -------
       Issuance of common stock, net of
            expenses                                   3,273        96,126            -             -              -        99,399

     ESOP shares earned                                    -           144            -           270              -           414
     Common stock acquired by ESOP                         -             -            -        (8,117)             -        (8,117)
                                                      ------       -------     --------       -------          -----      --------

Balance - December 31, 2006                           $3,274       $97,069     $143,068       $(7,847)         $(910)     $234,654
                                                      ======       =======     ========       =======          =====      ========

See notes to consolidated financial statements.
-------------------------------------------------------------------------
                                      F-5

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows

                                                                              Years Ended December 31,
                                                                          --------------------------------
                                                                            2006        2005        2004
                                                                          --------    --------    --------
                                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $  5,248    $  7,535    $  7,613
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation of premises and equipment                                 1,178         755         566
      Amortization of premiums and accretion of discounts on securities        (44)        (91)        (99)
      Accretion of deferred loan fees and discounts                             34        (171)       (177)
      Net gain on sale of mortgage loans originated for sale                    (6)        (14)        (36)
      Mortgage loans originated for sale                                      (823)     (2,718)     (4,858)
      Proceeds from sales of mortgage loans originated for sale                829       2,732       4,894
      Provision for loan losses                                                291         128          48
      Deferred income tax expense (benefit)                                 (1,835)        134        (175)
      Contribution of common stock to charitable foundation                  3,273           -           -
      (Increase) in interest receivable                                       (800)       (611)       (230)
      (Increase) in cash surrender value of bank owned life insurance         (545)       (526)       (533)
      (Increase) decrease in other assets                                     (310)     (1,020)        295
      Increase (decrease) in interest payable                                  397         716         (11)
      Increase (decrease) in other liabilities                               1,239         145         808
      Allocation of ESOP shares                                                414           -           -
                                                                          --------    --------    --------
         Net Cash Provided by Operating Activities                           8,540       6,994       8,105
                                                                          --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from calls and repayments on securities available for sale       1,264          17         148
   Proceeds from maturities and calls of securities available for sale           -           -       2,395
   Purchases of securities available for sale                               (5,338)     (2,101)     (2,095)
   Proceeds from maturities and calls of investment securities held to
      maturity                                                              49,000      10,060      41,160
   Purchases of investment securities held to maturity                     (45,845)    (22,988)    (48,449)
   Principal repayments on mortgage-backed securities held to maturity      25,453      31,207      32,923
   Purchases of mortgage-backed securities held to maturity                (19,791)    (42,936)    (35,893)
   Net increase in loans receivable                                        (41,999)    (43,415)    (31,289)
   Additions to premises and equipment                                      (3,168)     (8,879)     (7,089)
   (Purchase) redemption of Federal Home Loan Bank of New York stock           (45)      2,652        (105)
   Purchase of bank owned life insurance                                         -           -          (1)
                                                                          --------    --------    --------
         Net Cash Used in Investing Activities                             (40,469)    (76,383)    (48,295)
                                                                          --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                     (17,841)     67,513      31,839
   Increase in advance payments by borrowers for taxes and insurance           212         519          77
   Federal Home Loan Bank of New York advances                                   -      10,000           -
   Repayments of Federal Home Loan Bank of New York advances                (1,839)       (298)          -
   Initial capitalization of mutual holding company                              -        (200)          -
   Common stock acquired by ESOP                                            (8,117)          -           -
   Net proceeds from issuance of common stock                               96,126           -           -
                                                                          --------    --------    --------

         Net Cash Provided by Financing Activities                          68,541      77,534      31,916
                                                                          --------    --------    --------

         Net Increase (Decrease) in Cash and Cash Equivalents               36,612       8,145      (8,274)

CASH AND CASH EQUIVALENTS - BEGINNING                                       28,089      19,944      28,218
                                                                          --------    --------    --------

CASH AND CASH EQUIVALENTS - ENDING                                        $ 64,701    $ 28,089    $ 19,944
                                                                          ========    ========    ========
SUPPLEMENTARY CASH FLOWS INFORMATION
   Income taxes paid, net                                                 $  2,948    $  4,271    $  4,470
                                                                          ========    ========    ========

   Interest paid                                                          $ 14,786    $ 10,185    $  7,403
                                                                          ========    ========    ========

See notes to consolidated financial statements.
-------------------------------------------------------------------------
                                      F-6

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

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

     The Investment Co. was incorporated in the State of New Jersey effective September 4, 2004, and began operations October 1, 2004. The Investment Co. is a special purpose entity whose activities are limited to holding investment securities and collection of earnings, principal repayments and recognizing other gains/losses thereon. It holds a substantial portion of the Company's investment and mortgage-backed securities portfolios and is subject to the investment company provisions of the New Jersey Corporation Business Tax Act. The Title Co. was incorporated in the State of New Jersey effective March 7, 2005 and commenced operations April 1, 2005 upon the acquisition of the assets of the General Abstract & Title Agency (the "Agency"), which consisted primarily of the Agency's title search files. Related goodwill of approximately $572,000 was recognized as a result of the purchase price exceeding the fair market value of assets acquired.

Basis of Consolidated Financial Statement Presentation

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

     A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses the most current information available to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

Business of the Company and Subsidiaries

     The Company's primary business is the ownership and operation of the Bank. The Bank is principally engaged in the business of attracting deposits from the general public at its nine locations in New Jersey and using those deposits, together with other funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, consumer loans. The Bank's subsidiary, Roma Capital Investment Company, was organized to hold investments and mortgage-backed securities. The Bank's subsidiary, General Abstract and Title Agency, provides title searches and policies its customers real estate investments.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and amounts due from depository institutions, interest-bearing deposits in other banks with original maturities of three months or less and money market funds.

--------------------------------------------------------------------------------
                                      F-7

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies (Continued)

Securities

     Investments in debt securities that the Bank and the Investment Co. have the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income component of stockholders' equity.

     Declines in the fair value of available for sale and held to maturity securities below their amortized cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank and Investment Co. to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

     Discounts and premiums are accreted/amortized to income by use of the level-yield method.

     Gain or loss on sales of securities is based on the specific identification method.

Loans Receivable

     Loans receivable are carried at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and discounts.

     The Bank defers loan origination fees and certain direct loan origination costs and accretes/amortizes such amounts to income using the level-yield method over the contractual lives of the related loans.

     The Bank provides an allowance for the loss of uncollected interest on loans that are more than ninety days delinquent as to principal or interest. Such interest ultimately collected is credited to income in the period of recovery.

Allowance for Loan Losses

     An allowance for loan losses is maintained at a level that represents management's best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate. Management of the Bank, in determining the allowance for loan losses, considers the credit risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions. The Bank utilizes a three tier approach which identifies: (1) impaired loans for which specific reserves are established;
     (2) classified loans for which a higher yield allowance is established; and, (3) performing loans for which a general valuation allowance is established.. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, types of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment. Although management believes that appropriate loan loss allowances are established, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be

--------------------------------------------------------------------------------
                                      F-8

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

     necessary. Payments received on impaired loans are applied first to accrued interest receivable and then to principal.

     A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. The Bank does not aggregate such loans for evaluation purposes. Payments received on impaired loans are applied first to interest receivable and then to principal.

Premises and Equipment

     Premises and equipment are comprised of land, including land held for future development, and land improvements, at cost, and buildings and improvements and furnishings and equipment, at cost, less accumulated depreciation. Depreciation charges are computed on the straight-line method over the following estimated useful lives:

                                                        Years
                                                     ------------

            Buildings and improvements                 20 - 50
            Furnishings and equipment                   3 - 10

     Construction in progress primarily represents facilities under construction for future use in our business and includes all costs to acquire land and construct buildings, as well as capitalized interest during the construction period. Interest is capitalized at the average interest rate of overnight funds.

     Significant renewals and betterments are charged to the premises and equipment account. Maintenance and repairs are charged to expense in the year incurred. Rental income is netted against occupancy costs in the consolidated statements of income.


Federal Home Loan Bank Stock

     Federal law requires a member institution of the Federal Home Loan Bank system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula. The restricted stock is carried at cost.

Bank Owned Life Insurance

     The Bank is the beneficiary of insurance policies on the lives of certain officers, employees and directors of the Bank. This life insurance investment is accounted for using the cash surrender value method and is recorded at its net realizable value. The change in the net asset value is recorded as non-interest income.

Income Taxes

     The Company and it subsidiaries file a consolidated federal income tax return. Income taxes are allocated to the Company and its subsidiaries based on the contribution of their income or use of their loss in the consolidated return. Separate state income tax returns are filed by the Company and its subsidiaries.

--------------------------------------------------------------------------------
                                      F-9

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

     Federal and state income taxes have been provided on the basis of reported income. The amounts reflected on the tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes. Deferred income taxes have been recorded to recognize such temporary differences.

Advertising Costs

     Advertising costs are expensed as incurred. The direct response advertising conducted by the Bank is immaterial and has not been capitalized.

Other Comprehensive Income

     The Company records unrealized gains and losses, net of deferred income taxes, on available for sale securities in accumulated other comprehensive income. Realized gains and losses, if any, are reclassified to non-interest income upon the sale of the related securities or upon the recognition of an impairment loss. The Company has elected to report the effects of other comprehensive income in the consolidated statements of stockholders' equity.

     Other comprehensive income also includes amounts recognized in the implementation of SFAS 158. This adjustment to other comprehensive income reflects, net of tax, transition obligations, prior service costs, and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of SFAS 158.

Interest Rate Risk

     We are principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to purchase securities and to make loans secured by real estate. The potential for interest-rate risk exists as a result of the generally shorter duration of our interest-sensitive liabilities compared to the generally longer duration of our interest-sensitive assets. In a rising rate environment, liabilities will reprice faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of our assets and liabilities in order to measure our level of interest-rate risk and to plan for future volatility.

Concentration of Risk

     The Bank's lending activity is chiefly concentrated in loans secured by real estate located in the State of New Jersey. The Bank also had deposits in excess of the FDIC insurance limit at other financial institutions. At December 31, 2006 and 2005, such deposits totaled $57.4 million and $22.3 million, which were held by the Federal Home Loan Bank of New York and another financial institution. Generally, deposits in excess of $100,000 are not insured by the FDIC.

--------------------------------------------------------------------------------
                                      F-10

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies (Continued)

Transfers of Financial Assets

     Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from us, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and, (3) we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Off-Balance Sheet Credit Related Financial Instruments

     In the ordinary course of business, we have entered into commitments to extend credit, including commitments under lines of credit. Such financial instruments are recorded when they are funded.

Recent Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets -- An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

     In  September  2006,  the FASB issued FASB  Statement  No. 157,  Fair Value
     Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

     In September of 2006, the SFAS issued FASB 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans" which required that an employer that sponsors one more single-employer defined benefit plans to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation in the statement of financial position The statement also required the recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits as they arise. The statement is effective for fiscal years ending after December 15, 2006. Accordingly, FASB 158 adjustments are reflected in these financial statements.

--------------------------------------------------------------------------------
                                      F-11

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

     In February of 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS no. 159 will have on our consolidated financial statements.

Earnings per Common Share ("EPS)

     Basic earnings per share is based on the weighted average number of common shares actually outstanding adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. During the periods presented, diluted EPS dud bit duffer from basic EPS as there were no existing contracts or securities exercisable or convertible into common stock during these periods. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding. The 10,000 shares issued to Roma Financial Corporation, MHC in connection with the Company's reorganization in 2004 were "replaced" with 22,584,994 shares, or 69% of the shares issued in the Company's initial public offering. This transaction is analogous to a stock split or significant stock dividend, therefore, net income per common share for those shares have been retroactively restated for all periods presented.

--------------------------------------------------------------------------------
                                      F-12

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 2 - Securities Available for Sale

                                                                              December 31, 2006
                                                          --------------------------------------------------------------
                                                                               Gross            Gross
                                                        Amortized            Unrealized       Unrealized         Carrying
                                                          Cost                 Gains           Losses              Value
                                                          ----                 -----           ------              -----
                                                                                  (In Thousands)
Mortgage-backed securities                                 $ 1,507              $ 17                $  -             $ 1,524
                                                           -------              ----                ----             -------

Obligations of state and political subdivisions:
     After five years through ten years                      4,148                66                   -               4,214
     After ten years                                         5,867                74                   -               5,941
                                                           -------              ----                ----             -------

                                                            10,015               140                   -              10,155
                                                           -------              ----                ----             -------
U.S. Government (including agencies) due after
     one year through five years                             2,000                 -                  21               1,979
Equity securities                                            3,630                39                 222               3,447
Mutual fund shares                                           2,368                 -                 142               2,226
                                                           -------              ----                ----             -------

                                                           $19,520              $196                $385             $19,331
                                                           =======              ====                ====             =======

                                                                              December 31, 2005
                                                          --------------------------------------------------------------
                                                                               Gross            Gross
                                                        Amortized            Unrealized       Unrealized         Carrying
                                                          Cost                 Gains           Losses              Value
                                                          ----                 -----           ------              -----
                                                                                  (In Thousands)
Mortgage-backed securities                               $     121             $    9            $     -           $     130
                                                           -------               ----               ----             -------

Obligations of state and political subdivisions:
     After five years through ten years                      2,098                 44                  -               2,142
     After ten years                                         7,912                165                  -               8,077
                                                           -------               ----               ----             -------

                                                            10,010                209                  -              10,219
                                                           -------               ----               ----             -------
U.S. Government (including agencies) due after
     one year through five years                             3,000                  -                 39               2,961
Equity securities                                               50                  -                  -                  50
Mutual fund shares                                           2,266                  -                112               2,154
                                                           -------               ----               ----             -------

                                                           $15,447               $218               $151             $15,514
                                                           =======               ====               ====             =======

--------------------------------------------------------------------------------
                                      F-13

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 2 - Securities Available for Sale (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows:

                                        Less than 12 Months             More than 12 Months                  Total
                                      ------------------------       -------------------------       -------------------------
                                       Fair         Unrealized         Fair         Unrealized         Fair        Unrealized
                                       Value          Losses           Value          Losses           Value         Losses
                                       -----          ------           -----          ------           -----         ------
                                                                      (In Thousands)
December 31, 2006:
     U.S. Government
         (including agencies)         $    -            $  -          $1,979           $  21          $1,979           $ 21
     Equity securities                 3,357             222               -               -           3,357            222
     Mutual funds                      2,226             142               -               -           2,226            142
                                      ------            ----          ------           -----          ------           ----

                                      $5,583            $364          $1,979           $  21          $7,562           $385
                                      ======            ====          ======           =====          ======           ====

December 31, 2005:
     U.S. Government
         (including agencies)         $1,991            $  9          $  970           $  30          $2,961           $ 39
     Mutual funds                      2,154             112               -               -           2,154            112
                                      ------            ----          ------           -----          ------           ----

                                      $4,145            $121          $  970           $  30          $5,115           $151
                                      ======            ====          ======           =====          ======           ====

Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment. The unrealized losses on mutual funds are on shares in registered funds that invest primarily in money market instruments and short to moderate term fixed rate securities. The unrealized losses on U.S. Government agency securities are on fixed rate securities. These unrealized losses are due to changes in market interest rates. The equity securities and mutual funds are subject to market fluctuations. Management believes that both the equity and mutual fund investment continue to be credit worthy and that is no underlying financial situation that would cause concern. The Bank and Investment Co. have the intent and ability to hold these securities for a time necessary to recover the amortized cost. As of December 31, 2006, there was one mutual fund, one equity and one U.S. Government securities in unrealized loss positions compared to one U.S. Government security in an unrealized loss position in the prior year.

There were no sales of securities available for sale during the years ended December 31, 2006, 2005, and 2004.

--------------------------------------------------------------------------------
                                      F-14

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 3 - Investment Securities Held to Maturity

                                                                        December 31, 2006
                                                          -------------------------------------------------------
                                                                         Gross            Gross         Estimated
                                                        Amortized      Unrealized       Unrealized        Fair
                                                          Cost           Gains           Losses           Value
                                                          ----           -----           ------           -----
                                                                            (In Thousands)
U.S. Government (including agencies):
     Within one year                                      $ 57,996         $ -              $  374       $ 57,622
     After one year through five years                      59,310          16               1,110         58,216
     After five years through ten years                     51,026           4                 565         50,465
                                                          --------         ---              ------       --------
                                                           168,332          20               2,049        166,303

Obligations of state and political subdivisions:
     After ten years                                         1,595          36                   -          1,631
                                                          --------         ---              ------       --------

                                                          $169,927         $56              $2,049       $167,934
                                                          ========         ===              ======       ========


                                                                        December 31, 2005
                                                          -------------------------------------------------------
                                                                         Gross            Gross         Estimated
                                                        Amortized      Unrealized       Unrealized        Fair
                                                          Cost           Gains           Losses           Value
                                                          ----           -----           ------           -----
                                                                            (In Thousands)
U.S. Government (including agencies):
     Within one year                                      $ 27,998          $ -             $  456       $ 27,542
     After one year through five years                      96,809            -              2,331         94,478
     After five years through ten years                     47,456            2                831         46,627
                                                          --------          ---             ------       --------
                                                           172,263            2              3,618        168,647

Obligations of state and political subdivisions:
     After ten years                                           815           22                  -            837
                                                          --------          ---             ------       --------

                                                          $173,078          $24             $3,618       $169,484
                                                          ========          ===             ======       ========

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related investments held to maturity are as follows:

--------------------------------------------------------------------------------
                                      F-15

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 3 - Investment Securities Held to Maturity (Continued)

                                        Less than 12 Months             More than 12 Months                  Total
                                      ------------------------       -------------------------       -------------------------
                                       Fair         Unrealized         Fair         Unrealized         Fair        Unrealized
                                       Value          Losses           Value          Losses           Value         Losses
                                       -----          ------           -----          ------           -----         ------
                                                                      (In Thousands)
December 31, 2006:
     U.S. Government (including agencies):
         Within one year              $2,992            $  6        $ 54,630          $  368        $ 57,622         $  374
         After one year
              through five
              years                      996               4          56,380           1,106          57,376          1,110
         After five years
              through ten
              years                   21,945             113          25,519             452          47,464            565
                                     -------            ----        --------          ------        --------         ------

                                     $25,933            $123        $136,529          $1,926        $162,462         $2,049
                                     =======            ====        ========          ======        ========         ======

December 31, 2005:
     U.S. Government (including agencies):
         Within one year             $     -            $  -        $ 27,542          $  456        $ 27,542         $  456
         After one year
              through five
              years                    4,897             102          88,579           2,229          93,476          2,331
         After five years
              through ten
              years                    9,850             126          36,777             705          46,627            831
                                     -------            ----        --------          ------        --------         ------

                                     $14,747            $228        $152,898          $3,390        $167,645         $3,618
                                     =======            ====        ========          ======        ========         ======

Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment. The unrealized losses are on issues that earn interest at a fixed interest rate and are due to changes in market interest rates. The Bank and Investment Co. have the intent and ability to hold these investments for a time necessary to recover the amortized cost. As of December 31, 2006, there were 130 U.S. Government agencies , and two obligations of state and political sub divisions in unrealized loss positions compared to 117 and 2, respectively, in unrealized loss positions as of December 31, 2005.

There were no sales of investment securities held to maturity during the years ended December 31, 2006, 2005, and 2004.

At December 31, 2006 and 2005, approximately $52.6 million and $172.3 million, respectively, of investment securities held to maturity were callable within one year.

See Note 9 for information as to investment securities held to maturity which are pledged for borrowings.

--------------------------------------------------------------------------------
                                      F-16

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 4 - Mortgage-Backed Securities Held to Maturity

                                                                                December 31, 2006
                                                          -------------------------------------------------------------------
                                                                               Gross              Gross
                                                          Carrying          Unrealized         Unrealized          Estimated
                                                           Value               Gains             Losses            Fair Value
                                                           -----               -----             ------            ----------
                                                                                (In Thousands)

Government National Mortgage Association                  $  5,630              $ 33              $   53            $  5,610
Federal Home Loan Mortgage Corporation                      79,822               261               1,104              78,979
Federal National Mortgage Association                       53,880               244                 934              53,190
Collateralized mortgage obligations                          5,148                15                 185               4,978
                                                          --------              ----              ------            --------

                                                          $144,480              $553              $2,276            $142,757
                                                          ========              ====              ======            ========

                                                                                December 31, 2005
                                                          -------------------------------------------------------------------
                                                                               Gross              Gross
                                                          Carrying          Unrealized         Unrealized          Estimated
                                                           Value               Gains             Losses            Fair Value
                                                           -----               -----             ------            ----------
                                                                                (In Thousands)

Government National Mortgage Association                  $  7,454               $ 59             $   63            $  7,450
Federal Home Loan Mortgage Corporation                      80,155                427              1,610              78,972
Federal National Mortgage Association                       58,389                398                987              57,800
Collateralized mortgage obligations                          4,103                  -                214               3,889
                                                          --------               ----             ------            --------

                                                          $150,101               $884             $2,874            $148,111
                                                          ========               ====             ======            ========

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

                                        Less than 12 Months             More than 12 Months                  Total
                                     ------------------------        ------------------------        -----------------------
                                      Fair         Unrealized         Fair         Unrealized         Fair        Unrealized
                                      Value          Losses           Value          Losses           Value         Losses
                                      -----          ------           -----          ------           -----         ------
                                                                      (In Thousands)

December 31, 2006:
     Government National
         Mortgage
         Association                  $    -             $ -         $ 3,370          $   52        $  3,370         $   53
     Federal Home Loan
         Mortgage
         Corporation                   4,384              14          52,420           1,090          56,804          1,104
     Federal National
         Mortgage
         Association                   1,817               4          35,077             930          36,894            934
     Collateralized mortgage
         obligations                       -               -           3,208             185           3,208            185
                                      ------             ---         -------          ------        --------         ------

                                      $6,201             $18         $94,075          $2,257        $100,276         $2,276
                                      ======             ===         =======          ======        ========         ======

--------------------------------------------------------------------------------
                                      F-17

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 4 - Mortgage-Backed Securities Held to Maturity (Continued)

                                        Less than 12 Months             More than 12 Months                  Total
                                     ------------------------        ------------------------        -----------------------
                                      Fair         Unrealized         Fair         Unrealized         Fair        Unrealized
                                      Value          Losses           Value          Losses           Value         Losses
                                      -----          ------           -----          ------           -----         ------
                                                                      (In Thousands)
December 31, 2005:
     Government National
         Mortgage
         Association                 $ 1,579          $   13         $ 2,626          $   50        $  4,205         $   63
     Federal Home Loan
         Mortgage
         Corporation                  37,757           1,000          12,152             610          49,909          1,610
     Federal National
         Mortgage
         Association                  23,238             342          19,569             645          42,807            987
     Collateralized mortgage
         obligations                       -               -           3,889             214           3,889            214
                                     -------          ------         -------          ------        --------         ------

                                     $62,574          $1,355         $38,236          $1,519        $100,810         $2,874
                                     =======          ======         =======          ======        ========         ======

Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment. The unrealized losses on mortgage-backed securities relate primarily to fixed interest rate and to a lesser extent adjustable interest rate securities. Such losses are the result of changes in interest rates. The Bank and Investment Co. have the intent and ability to hold these securities for a time necessary to recover the amortized cost. As of December 31, 2006, there were 23 Government National Mortgage Association, 76 Federal Home Loan Mortgage Corporation, 49 Federal National Mortgage Association, and 6 Collateralized mortgage obligations, in unrealized loss positions compared to 23, 72, 42, and 6, respectively, in unrealized loss positions as of December 31, 2005.

There were no sales of mortgage-backed securities held to maturity during the years ended December 31, 2006, 2005, and 2004.

At December 31, 2006 and 2005, mortgage-backed securities held to maturity with a carrying value of approximately $ 1,126,000 and $58,000, respectively, were pledged to secure public funds on deposit.

--------------------------------------------------------------------------------
                                      F-18

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 5 - Loans Receivable

                                                       December 31,
                                                  ---------------------
                                                    2006         2005
                                                  --------     --------
                                                      (In Thousands)

          Real estate mortgage loans:
               Conventional 1-4 family            $207,755     $191,634
               Commercial and multi-family          65,848       53,614
                                                  --------     --------

                                                   273,603      245,248
                                                  --------     --------

          Construction                              23,956       20,020
                                                  --------     --------
          Consumer:
               Personal                                  -          465
               Passbook or certificate               1,314        1,071
               Automobile                               33           41
               Equity and second mortgages         127,450      118,318
                                                  --------     --------

                                                   128,797      119,895
                                                  --------     --------

          Commercial                                 3,724        2,351
                                                  --------     --------

                 Total Loans                       430,080      387,514
                                                  --------     --------
          Less:
               Allowance for loan losses             1,169          878
               Deferred loan fees and discounts        176          269
               Loans in process                      8,353        7,659
                                                  --------     --------

                                                     9,698        8,806
                                                  --------     --------

                                                  $420,382     $378,708
                                                  ========     ========

At December 31, 2006 and 2005, loans serviced for the benefit of others totaled approximately $7,436,000 and $7,206,000, respectively, which balances are excluded from the above portfolio. The Bank has an agreement to sell residential mortgages to the FHLB of New York (the "FHLB"). The maximum to be sold under the agreement is $10.0 million and approximately $8.0 million has been sold as of December 31, 2006. The agreement includes a maximum credit enhancement of $177,500, which the Bank may be required to pay if realized losses on any of the sold mortgages exceed the amount held in the FHLB's Spread Account. The FHLB is funding the Spread Account at 3.55% of the outstanding balance of loans sold. The Bank's historical losses on residential mortgages have been lower than the amount being funded to the Spread Account. As such, the Bank does not anticipate recognizing any losses and accordingly has not recorded a liability for the credit enhancement. As compensation for the credit enhancement, the FHLB is paying the Bank at rates of .07% to .10% of the outstanding loan balance in the portfolio on a quarterly basis.

--------------------------------------------------------------------------------
                                      F-19

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 5 - Loans Receivable (Continued)

The Bank retains the servicing on the loans sold to the FHLB and receives a fee based upon the principal balance outstanding. During the years ended 2006 and 2005, the Bank recognized approximately $ 17,000 and $13,000, respectively, of servicing fee income.

At December 31, 2006, 2005 and 2004, nonaccrual loans for which the accrual of interest has been discontinued totaled approximately $363,000, $654,000, and $787,000, respectively. Interest income on such loans is recognized only when actually collected. During the years ended December 31, 2006, 2005 and 2004, the Bank recognized interest income of approximately $12,000, $40,000, and $34,000, respectively, on these loans. Interest income that would have been recorded had the loans been on the accrual status, would have amounted to approximately $22,000, $47,000, and $55,000 for the years ended December 31, 2006, 2005 and
2004, respectively. The Bank is not committed to lend additional funds to borrowers whose loans have been placed on nonaccrual status.

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                                                                                         December 31,
                                                                                  -----------------------------
                                                                                     2006                2005
                                                                                     ----                ----
                                                                                    (In Thousands)

          Recorded investment in impaired loans with recorded allowances            $  41               $  68
          Related allowance for loan losses                                            (6)                (11)
                                                                                    -----               -----
                                                                                    $  35               $  57
                                                                                    =====               =====

For the years ended December 31, 2006, 2005 and 2004, the average recorded investment in impaired loans totaled approximately $64,000, $73,000, and $112,000, respectively. Interest income of approximately $8,000, $13,000, and $8,000, respectively, all recorded on the cash basis, was recognized on impaired loans during the period of impairment.

The following is an analysis of the allowance for loan losses:

                                                                                          Years Ended December 31,
                                                                               ----------------------------------------------
                                                                                 2006               2005                2004
                                                                                 ----               ----                ----
                                                                                         (In Thousands)

          Balance - beginning                                                    $878               $750                $702
               Provisions charged to operations                                   291                128                  48
               Losses charged to allowance                                          -                  -                   -
                                                                               ------               ----                ----
          Balance - ending                                                     $1,169               $878                $750
                                                                               ======               ====                ====

The Bank has granted loans to officers and directors of the Bank. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate amount of these loans at December 31, 2006 and 2005 was approximately $727,000 and $758,000, respectively. During the year ended December 31, 2006,, there were no new loans to related parties and repayments totaled $31,000.

--------------------------------------------------------------------------------
                                      F-20

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 6 - Premises and Equipment


                                                                                                        December 31,
                                                                                                 ---------------------------
                                                                                                   2006               2005
                                                                                                 -------             -------
                                                                                                       (In Thousands)

          Land held for future development                                                       $ 1,054             $ 1,054
                                                                                                 -------             -------

          Construction in progress, including land of $503                                         2,598                 569
                                                                                                 -------             -------

          Land and land improvements                                                               5,428               5,271
                                                                                                 -------             -------

          Buildings and improvements                                                              22,611              22,234
          Accumulated depreciation                                                                (3,775)             (3,223)
                                                                                                 -------             -------

                                                                                                  18,836              19,011
                                                                                                 -------             -------

          Furnishings and equipment                                                                6,936               6,331
          Accumulated depreciation                                                                (4,183)             (3,557)
                                                                                                 -------             -------

                                                                                                   2,753               2,774
                                                                                                 -------             -------

                                                                                                 $30,669             $28,679
                                                                                                 =======             =======

Note 7 - Interest Receivable

                                                                                                        December 31,
                                                                                                 ---------------------------
                                                                                                   2006                2005
                                                                                                 -------             -------
                                                                                                       (In Thousands)

          Loans receivable                                                                        $1,927              $1,576
          Investment securities held to maturity                                                   1,734               1,386
          Mortgage-backed securities held to maturity                                                693                 681
          Securities available for sale                                                              192                 155
          Other interest-earning assets                                                               52                   -
                                                                                                  ------              ------

                                                                                                  $4,598              $3,798
                                                                                                  ======              ======

--------------------------------------------------------------------------------
                                      F-21

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements

Note 8 - Deposits

                                                                                     December 31,
                                                            ----------------------------------------------------------------
                                                                     2006                                  2005
                                                            --------------------------            --------------------------
                                                                           Weighted                              Weighted
                                                                           Average                               Average
                                                            Amount       Interest Rate            Amount       Interest Rate
                                                            ------       -------------            ------       -------------
                                                                            (Dollars In Thousands)
Demand:
     Non-interest bearing checking                        $ 25,109            0.00%             $ 20,661             0.00%
     Interest bearing checking                              98,278            0.53%              100,721             0.54%
                                                          --------                              --------

                                                           123,387            0.42%              121,382             0.45%

Savings and club                                           185,925            0.93%              208,109             0.93%

Certificates of deposit                                    316,660            4.30%              314,322             3.48%
                                                          --------                              --------

                                                          $625,972            2.53%             $643,813             2.08%
                                                          ========                              ========

Certificates   of  deposit  with   balances  of  more  than   $100,000   totaled
approximately  $74,134,000  and  $69,721,000  at  December  31,  2006 and  2005,
respectively. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

                                                                                                       December 31,
                                                                                                ----------------------------
                                                                                                  2006                2005
                                                                                                --------            --------
                                                                                                       (In Thousands)
          One year or less                                                                      $237,814            $204,013
          After one to two years                                                                  32,923              54,833
          After two to three years                                                                16,984              22,264
          After three to four years                                                               23,715              10,512
          After four to five years                                                                 5,094              22,514
          After five years                                                                           130                 186
                                                                                                --------            --------
                                                                                                $316,660            $314,322
                                                                                                ========            ========

Interest expense on deposits consists of the following:

                                                                                        Years Ended December 31,
                                                                              ----------------------------------------------
                                                                                2006               2005                2004
                                                                              -------            -------              ------
                                                                                             (In Thousands)
          Demand                                                              $   512            $   477              $  356
          Savings and club                                                      1,717              1,987               1,675
          Certificates of deposit                                              12,479              8,278               5,361
                                                                              -------            -------              ------

                                                                              $14,708            $10,742              $7,392
                                                                              =======            =======              ======

--------------------------------------------------------------------------------
                                      F-22

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 9 - Federal Home Loan Bank ("FHLB") Advances

At December 31, 2006 and 2005, the Bank had an outstanding long-term FHLB advance totaling $7.9 million and $9.7 million, respectively. The borrowing is at a fixed rate of 4.49% and requires monthly principal and interest payment of $186,385 with a final maturity of September 15, 2010. A schedule of the annual principal obligation is as follows (in thousands):

                            Year ending December 31,
                                 2007                      $1,923
                                 2008                       2,011
                                 2009                       2,087
                                 2010                       1,842
                                 2011                           -
                                                           ------
                                                           $7,863
                                                           ======

At December 31, 2006 and 2005 the advance was secured by pledges of the Bank's investment in the capital stock of the FHLB totaling $ 1,432,000 and $1,387,000, respectively, and a specific pledge of investment securities held to maturity with a par value totaling $ 26 million and $59 million, respectively.

At December 31, 2006 and 2005, the Bank also had available to it $79,667,700 and $74,060,400, respectively, under a revolving line of credit and an additional $79,667,700 and $74,060,400, respectively, under a Companion (DRA) Commitment, both expiring July 31, 2007 and July 31, 2006, respectively, with the Federal Home Loan Bank of New York. Borrowings are at the lenders cost of funds plus 0.25%. There were no outstanding borrowings under the line of credit or DRA at December 31, 2006 and 2005.


Note 10 - Regulatory Capital Requirement

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weighting, and other factors.


--------------------------------------------------------------------------------
                                      F-23

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 10 - Regulatory Capital Requirement (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted total assets (as defined). The following tables present a reconciliation of capital per accounting principles generally accepted in the United States of America ("GAAP") and regulatory capital and information as to the Bank's capital levels at the dates presented:

                                                                                                    December 31,
                                                                                                ----------------------------
                                                                                                  2006                2005
                                                                                                --------            --------
                                                                                                    (In Thousands)

          GAAP capital                                                                          $184,692            $137,858
          Goodwill                                                                                  (572)               (572)
          Unrealized (gain) loss on securities available for sale                                    120                 (38)
                                                                                                --------            --------

          Core and tangible capital                                                              184,240             137,248
          General valuation allowance                                                              1,169                 867
                                                                                                --------            --------

                 Total Regulatory Capital                                                       $185,409            $138,115
                                                                                                ========            ========

                                                                                                    To be Well
                                                                                                 Capitalized under
                                                                        For Capital Adequacy     Prompt Corrective
                                                        Actual                  Purposes         Action Provisions
                                                  ------------------    --------------------   --------------------
                                                  Amount       Ratio       Amount     Ratio      Amount     Ratio
                                                  ------       -----       ------     -----      ------     -----
                                                                       (Dollars in Thousands)

As of December 31, 2006:
     Total capital (to risk-weighted
         assets)                                $185,409       40.55%     $36,545      8.00%    $45,682     10.00%
     Tier 1 capital (to risk-weighted
         assets)                                 184,240       40.30                             27,409      6.00
     Core (Tier 1) capital (to adjusted
         total assets)                           184,240       22.10       24,993      3.00      41,654      5.00
     Tangible capital (to adjusted total
         assets)                                 184,240       22.10       12,497      1.50           -         -

As of December 31, 2005:
     Total capital (to risk-weighted
         assets)                                $138,115       32.74%     $33,748      8.00%    $42,185     10.00%
     Tier 1 capital (to risk-weighted
         assets)                                 137,248       32.53            -         -      25,311      6.00
     Core (Tier 1) capital (to adjusted
         total assets)                           137,248       17.21       23,925      3.00      39,874      5.00
     Tangible capital (to adjusted total
         assets)                                 137,248       17.21       11,962      1.50           -         -

As of February 2, 2006, the most recent notification from the Office of Thrift Supervision, the Bank, based on its actual capital amounts at September 30, 2005, was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total, risk-based, and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. There are no conditions exiting or events which have occurred since notification that management believes have changed the Bank's category.

--------------------------------------------------------------------------------
                                      F-24

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 11 - Benefit Plans

Pension Plan

     The Bank has a non-contributory pension plan covering all eligible employees. The Bank's policy is to fund the pension plan with annual contributions which equal the maximum amount deductible for federal income tax purposes. The following table sets forth the plan's funded status and components of net periodic pension expense:

                                                                                                        December 31,
                                                                                                  --------------------------
                                                                                                   2006                2005
                                                                                                  ------              ------
                                                                                                       (In Thousands)
          Change in Benefit Obligation
               Benefit obligation - beginning                                                    $ 7,795             $ 6,709
                   Service cost                                                                      345                 282
                   Interest cost                                                                     450                 412
                   Actuarial (gain) loss                                                            (220)                727
                   Benefits paid                                                                    (262)               (251)
                   Settlements                                                                       (13)                (84)
                                                                                                  ------              ------

               Benefit obligation - ending                                                         8,095               7,795
                                                                                                  ------              ------

          Change in Plan Assets
               Fair value of assets - beginning                                                    7,022               6,038
                   Actual gain on plan assets                                                        583                 728
                   Employer contributions                                                            252                 591
                   Benefits paid                                                                    (262)               (251)
                   Settlements                                                                       (13)                (84)
                                                                                                  ------              ------

               Fair value of assets - ending                                                       7,582               7,022
                                                                                                  ------              ------

          Funded status                                                                             (513)               (773)
               Unrecognized net loss                                                                   -               1,470
               Unrecognized prior service liability                                                    -                 180
                                                                                                  ------              ------

               Prepaid (accrued) expense                                                          $ (513)             $  877
                                                                                                  ======              ======

          Discount rate                                                                             6.13%               5.88%
          Long-term rate                                                                            8.50%               8.50%
          Salary increase rate                                                                      4.00%               3.50%

     At December 31, 2006, unrecognized net loss of $ 1,196,000 and unrecognized prior service liability of $ 120,000 were included in accumulated other comprehensive income in accordance with SFAS No. 158. Approximately $38,000 and $ 42,000 if these balances are expected to be recognized in pension expense during the year ended December 31, 2007.


--------------------------------------------------------------------------------
                                      F-25

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 11 - Benefit Plans (Continued)

Pension Plan (Continued)

                                                                        Years Ended December 31,
                                                               -------------------------------------------
                                                               2006               2005                2004
                                                               ----               ----                ----
                                                                            (In Thousands)
          Net periodic pension expense
               Service cost                                    $345               $282                $289
               Interest cost                                    450                412                 387
               Expected return on assets                       (596)              (511)               (471)
               Amortization of:
                   Unrecognized transition obligation             -                 23                  46
                   Unrecognized prior service liability          60                 60                  60
                   Unrecognized loss                             67                 30                  47
                                                               ----               ----                ----

          Total pension expense                                $326               $296                $358
                                                               ====               ====                ====

          Discount rate                                        5.88%              5.88%               6.25%
          Salary increase rate                                 4.00%              3.50%               4.00%

Plan Asset Allocations

     The Bank's pension plan weighted-average asset allocations, by asset category, are as follows:

                                                                                           October 1,
                                                                                   -------------------------
                                                                                   2006                 2005
                                                                                   ----                 ----
          Equity securities                                                          73 %                 72 %
          Debt securities (Bond Mutual Funds)                                        27                   28
                                                                                    ---                  ---
                                                                                    100 %                100 %
                                                                                    ===                  ===

Long-Term Rate of Return

     The long term rate of return on assets assumption is based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan's target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan's target allocation, the result is an expected rate of return of 8% to 10%.

Contributions

     For the fiscal year ending December 31, 2007, the Bank expects to contribute approximately $214,500 to the Plan.

--------------------------------------------------------------------------------
                                      F-26

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 11 - Benefit Plans (Continued)

Estimated Future Benefit Payments

     Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ended December 31 as follows (in thousands):

                            2007                                      $  389
                            2008                                         436
                            2009                                         533
                            2010                                         546
                            2011                                         546
                            2012 - 2016                                2,984

Incremental Effect of Applying SFAS No. 158 on Individual Line Items in the Consolidated Statements of Financial Condition

                                                                                     December 31, 2006
                                                               ---------------------------------------------------------------
                                                                                       (In Thousands)
                                                                     Before                                After Application
                                                                 Application of         Application           of SFAS 158
                                                                    SFAS 158            of SFAS 158
                                                               -------------------    ----------------     -------------------
Deferred tax asset - pension                                                -                526                    526
Total assets                                                          875,555                526                876,081
Liability for pension benefits                                              -              1,316                  1,316
Total liabilities                                                     640,111              1,316                641,427
Accumulated Other Comprehensive Income                                  5,091               (790)                 4,301
Total Stockholders' Equity                                            235,444               (790)               234,654


Savings and Investment Plan ("SIP")

     The Bank sponsors a SIP pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees may elect to save a percentage of their compensation up to statutory limits which the Bank will match 50% of the first 6% of the employee's contribution. The SIP expense amounted to approximately $120,000, $116,000, and $107,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

Officers' Supplemental Pension Plans

     The Bank has unfunded, non-qualified supplemental pension plans to provide supplemental pension benefits to each senior officer ("Officer") of the Bank. The plans provide for annual payments for ten years commencing when each Officer reaches retirement age, as defined, or in the event of death, disability or termination of employment, prior to retirement. The Bank has accrued approximately $1,761,000 and $1,358,000 as of December 31, 2006 and 2005, respectively, towards this liability. Expense recorded for the plans totaled approximately $437,000, $447,000, and $423,000 during the years ended December 31, 2006, 2005 and 2004, respectively. During the years ended December 31, 2006, 2005 and 2005 payments were paid to beneficiaries and to individuals who terminated their employment in the amounts of $ 34,000, $ 16,000 and $ 0, respectively.

--------------------------------------------------------------------------------
                                      F-27

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 11 - Benefit Plans (Continued)

Employee Stock Ownership Plan

     Effective upon completion of the Company's initial public offering July 2006, the Bank established an Employee Stock Ownership Plan ("ESOP") for all eligible employees who complete a twelve-month period of employment with the Bank, have attained the age of 21 and complete at least 1,000 hours of service in a plan year. The ESOP used $8,117,500 in proceeds from a term loan obtained from the Company to purchase 811,750 shares of Company common stock. The term loan principal is payable over 60 quarterly installments through June 30, 2021. The interest rate on the term loan is 8.25%. Each year, the Bank intends to make discretionary contributions to the ESOP, which will be equal to principal and interest payments required on the term loan. The loan may be further repaid with dividends paid, if any, on the unallocated Company common stock owned by the ESOP.

     Shares purchased with the loan proceeds provide collateral for the term loan and are held is a suspense account for future allocations among participants. Contributions to the ESOP and shares released from the suspense account are to be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.

     The ESOP is accounted for in accordance with Statement of Position 93-6, "Accounting for Employee Stock Ownership Plans," which was issued by the American Institute of Certified Public Accountants. Accordingly, ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a quarterly basis, 13,529 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense for the year ended December 31, 2006 was approximately $414,000. The status of Company shares in the ESOP at December 31, 2006 is as follows:


                           Allocated shares                                 -
                           Shares committed to be released             27,058
                           Unearned shares                            784,692
                                                                  -----------

                                    Total ESOP Shares                 811,750
                                                                  ===========

                           Fair value of unearned shares          $12,994,500
                                                                  ===========

--------------------------------------------------------------------------------
                                      F-28

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 12 - Income Taxes

The Bank qualifies as a thrift institution under the provisions of the Internal Revenue Code and therefore must calculate its tax bad debt deduction using either the experience or specific charge off method. Retained earnings at December 31, 2006 and 2005, includes approximately $5.8 million of bad debt deduction for tax purposes for which income taxes have not been provided. If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are summarized as follows:

                                                                                       Years Ended December 31,
                                                                               ---------------------------------------------
                                                                                2006              2005                2004
                                                                               ------            ------              ------
                                                                                             (In Thousands)
          Current tax expense:
               Federal income                                                  $3,126             $3,274              $3,479
               State income                                                       568                444                 952
                                                                               ------             ------              ------

                                                                                3,694              3,718               4,431
                                                                               ------             ------              ------
          Deferred tax expense (benefit):
               Federal income                                                  (1,100)                96                (131)
               State income                                                      (200)                38                 (44)
                                                                               ------             ------              ------

                                                                               (1,300)               134                (175)
                                                                               ------             ------              ------

                                                                               $2,394             $3,852              $4,256
                                                                               ======             ======              ======


The following table presents a reconciliation between reported income taxes and the income taxes which would be computed by applying the federal income tax rate of 35% to income before income taxes:

                                                                                        Years Ended December 31,
                                                                               ---------------------------------------------
                                                                                2006               2005                2004
                                                                               ------             ------              ------
                                                                                             (In Thousands)
          Federal income tax                                                   $2,675             $3,985              $4,154
          Increases (reductions) in taxes resulting from:
               New Jersey income tax, net of federal income
                     tax effect                                                   239                313                 590
               Tax exempt interest on obligations of state and
                     political subdivisions                                      (164)              (162)               (169)
               Bank owned life insurance                                         (191)              (179)               (186)
               Surtax exemption                                                  (100)              (100)               (100)
               Other items, net                                                   (65)                (5)                (33)
                                                                               ------             ------              ------

          Total income tax expense                                             $2,394             $3,852              $4,256
                                                                               ======             ======              ======

          Effective income tax rate                                              31.3%              33.8%               35.9%
                                                                               ======             ======              ======

--------------------------------------------------------------------------------
                                      F-29

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 12 - Income Taxes (Continued)

The effective income tax rate represents total income tax expense divided by income before income taxes. The Investment Co. commenced operations in 2004. Under New Jersey tax law, the Investment Co. is subject to a 3.6% state income tax rate as compared to the 9.0% tax rate to which the Company and Bank are subject. The presence of the Investment Co. during the years ended December 31, 2006 and 2005, resulted in income tax savings of approximately $366,000 and $281,000, respectively, and reduced the consolidated effective income tax rate by 4.8% and 2.5%, respectively.

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

                                                                             December 31,
                                                                       ---------------------------
                                                                        2006                2005
                                                                       -------             -------
                                                                             (In Thousands)
          Deferred loan fees                                            $   29            $     45
          Allowance for loss on loans and other reserves                   451                 348
          Uncollected interest and late fees                                21                  29
          Retirement benefits                                              697                 538
          Accumulated other comprehensive income-Pension                   526                   -
          Charitable contributions                                         965                   -
          ESOP                                                              53                   -
          Unrealized loss on securities available for sale                  69                   -
          Other items                                                       21                   -
                                                                       -------             -------

                 Total Deferred Tax Assets                               2,282                 960
                                                                       -------             -------

          Goodwill and other items                                         (26)                (36)
          Pension expense                                                 (318)               (347)
          Depreciation                                                    (490)               (476)
          Capitalized interest                                            (163)               (161)
          Unrealized gain on securities available for sale                   -                 (29)
                                                                       -------             -------

                 Total Deferred Tax Liabilities                           (997)             (1,049)
                                                                       -------             -------

                 Net Deferred Tax Assets (Liabilities)                 $ 1,835             $   (89)
                                                                       =======             =======

Note 13 - Commitments and Contingencies

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual notional


--------------------------------------------------------------------------------
                                      F-30

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 13 - Commitments and Contingencies (Continued)

amount of those  instruments.  The Bank uses the same credit  policies in making
commitments  and  conditional   obligations  as  it  does  for  on-balance-sheet
instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but primarily includes residential and income-producing real estate.

Commitments to purchase securities are contracts for delayed delivery of securities in which the seller agrees to make delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest.

The Bank had loan origination commitments outstanding as follows:

                                                  December 31,
                     --------------------------------------------------------------------
                                        2006                              2005
                     --------------------------------    --------------------------------
                           Rate Range          Amount        Rate Range            Amount
                           ----------          ------        ----------            ------
                                               (Dollars In Thousands)
Mortgage loans:
     Fixed rate         5.875% to 6.875%       $1,888       5.38% to 8.25%       $ 1,862
     Adjustable rate     5.75% to 9/25%           720     5.5% to Prime +.5%       4,650
Equity loans:
     Fixed rate         5.875% to 7.375%        2,590       4.95% to 6.45%         3,056
     Floating rate       5.99% to 8.25%           389     Initial Rate 3.14%       1,351
                                               ------                            -------

                                               $5,587                            $10,919
                                               ======                            =======

At December 31, 2006 and 2005, undisbursed funds from approved lines of credit under a homeowners' equity lending program amounted to approximately $31,524,000 and $33,815,000, respectively. The interest rate charged for any month on funds disbursed under this program is prime plus 1.50% to prime less .50%. At December 31, 2006 and 2005, undisbursed funds from approved commercial lines of credit, both secured and unsecured, amounted to approximately $12,529,000 and $7,486,000, respectively. The interest rates charged on funds disbursed under this program range from prime to prime plus 4.25%. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

In June 2002, the Bank entered into an employment agreement with Mr. Perilli, Chairman of the Board and executive vice president, to accommodate Mr. Perilli's desire to continue providing his services to the Bank while reducing his time commitment as a full-time officer and employee of the Bank. The agreement became effective July 1, 2002. Mr. Perilli's salary on July 1, 2002 became his base salary. Pursuant to the terms of the agreement, from July 1, 2002 to June 30, 2003, Mr. Perilli's annual salary was fixed at 90% of his base salary, from July 1,


--------------------------------------------------------------------------------
                                      F-31

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 13 - Commitments and Contingencies (Continued)

2003 to June 2004, Mr. Perilli's annual salary was fixed at 80% of his base salary, from July 1, 2004 to June 30, 2005, Mr. Perilli's annual salary was fixed at 70% of his base salary, and from July 1, 2005 to June 30, 2007, Mr. Perilli's salary is fixed at 50% of his base salary. In the event of Mr.
Perilli's death prior to June 30, 2007, the Bank will pay his estate the aggregate of all unpaid salary from the date of death through June 30, 2007. Pursuant to the terms of this agreement, Mr. Perilli is eligible for all benefits and perquisites provided to employees and executive management employees of the Bank, including bonuses.

The Bank had previously sold real estate on which it had established an escrow for potential environmental remediation liabilities. Remediation was completed and no additional claims were made against the Bank. The escrow balance of $100,000 was closed and is reflected in other noninterest income in the consolidated statement of income for the year ended December 31, 2005.

The Company and its subsidiaries, from time to time, may be party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material effect on the consolidated financial statements.


Note 14 - Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation sale. Significant estimates were used to develop fair value data. Fair value estimates, methods and assumptions are set forth below.

Cash and Cash Equivalents, Interest Receivable and Accrued Interest Payable

     The carrying amounts for cash and cash equivalents, interest receivable and accrued interest payable approximate fair value because they mature or are due in three months or less.

Securities

     The fair values for both held to maturity and available for sale mortgage-backed and investment securities, including commitments to purchase such securities, are based on quoted market prices or dealer prices, if available. If quoted market prices or dealer prices are not available, fair value is estimated using quoted market prices or dealer prices for similar securities.

Loans Receivable

     The fair value of loans receivable is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans.

Deposits

     The fair value of demand, savings and club accounts is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting future cash flows using rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market.


--------------------------------------------------------------------------------
                                      F-32

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 14 - Fair Value of Financial Instruments (Continued)

Federal Home Loan Bank of New York Advances

     Fair value is estimated using rates currently offered for assets and liabilities of similar remaining maturities, or when available, quoted market prices.

Loan Commitments

     The fair value of commitments to originate loans and to fund unused lines of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 13 to financial statements.

The carrying amounts and estimated fair values of financial instruments are as follows:

                                                                                    December 31,
                                                          -------------------------------------------------------
                                                                  2006                                  2005
                                                          ----------------------           ----------------------
                                                                       Estimated                         Estimated
                                                          Carrying        Fair             Carrying        Fair
                                                            Value         Value              Value         Value
                                                          --------      --------           --------      --------
                                                                           (In Thousands)
Financial assets:
     Cash and cash equivalents                            $ 64,701      $ 64,701           $ 28,089      $ 28,089
     Securities available for sale                          19,331        19,331             15,514        15,514
     Investment securities held to maturity                169,927       167,934            173,078       169,484
     Mortgage-backed securities held to maturity           144,480       142,757            150,101       148,111
     Loans receivable                                      420,382       418,846            378,708       373,927
     Interest receivable                                     4,598         4,598              3,798         3,798

Financial liabilities:
     Deposits                                              625,972       624,752            643,813       641,150
     Federal Home Loan Bank of New York Advances             7,863         7,654              9,702         9,539
     Accrued interest payable                                1,247         1,247                850           850

Limitations

     The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Further, the foregoing estimates may not reflect the actual amount that could be realized

--------------------------------------------------------------------------------
                                      F-33

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 14 - Fair Value of Financial Instruments (Continued)

Limitations

     if all or substantially all of the financial instruments were offered for sale. This is due to the fact that no market exists for a sizable portion of the loan, deposit and off balance sheet instruments.

     In addition, the fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to value anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets that are not considered financial assets include premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

     Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.


Note 15 - Formation of Mutual Holding Company and Stock Offering

On July 28, 2004, the Board of Directors of Roma Bank ("RB") adopted a Plan of Reorganization from a Federal Mutual Savings Bank to a Federal Mutual Savings Bank Holding Company (the "Plan"). Pursuant to the Plan, RB reorganized as follows:

     1. RB organized an interim federal stock savings bank as a wholly-owned subsidiary ("Interim One").

     2. Interim One organized an interim federal stock savings bank as a wholly-owned subsidiary ("Interim Two").

     3.   Interim  One  organized  a  federal  stock   corporation  (SHC)  as  a
          wholly-owned subsidiary of Interim One.

     4. RB exchanged its charter for a federal stock savings bank charter (the "Bank").

     5. Interim One cancelled its outstanding stock and exchanged its charter for a federal mutual holding company charter (MHC).

     6.   Interim Two merged with and into the Bank, with the Bank surviving.

     7.   Former members of RB became members of the MHC.

     8. MHC (formerly Interim One) received all of the stock of the Bank in exchange for its shares of Interim Two stock.

     9.   The MHC transferred all of the outstanding shares of the Bank to SHC.

The Plan was approved by the Office of Thrift Supervision. Additionally, a letter of non-objection was received from the Federal Deposit Insurance Corporation.

A special meeting of depositors of RB ("Special Meeting") was held to approve the Plan.

--------------------------------------------------------------------------------
                                      F-34

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 15 - Formation of Mutual Holding Company and Stock Offering (Continued)

Following the completion of the Reorganization, all depositors who had membership or liquidation rights with respect to the Bank continue to have such rights solely with respect to the MHC as long as they continue to hold deposit accounts with the Bank.

On July 11, 2006, the Company completed a minority stock offering in which it sold 9,819,562 shares, or 30% of its outstanding common stock, including 811,750 shares to the Employee Stock Ownership Plan. The remaining 70% is held as follows: 69% of the outstanding common stock or shares are owned by Roma Financial Corporation, MHC and 1% or 327,318 shares were contributed to and are owned by the Roma Bank Community Foundation, Inc.

Note 16 - Parent Only Financial Information

The Company operates its wholly-owned subsidiary, the Bank and the Bank's wholly-owned subsidiaries. The consolidated earnings of the subsidiaries are recognized by the Company using the equity method of accounting. Accordingly, the consolidated earnings of the subsidiaries are recorded as an increase in the Company's investment in the subsidiaries. The following are the condensed financial statements for the Company (Parent Company only) as December 31, 2006, and for the year ended December 31, 2006.

--------------------------------------------------------------------------------
                                      F-35

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 16 - Parent Only Financial Information (Continued)

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                                        December 31,
                                                                                                ----------------------------
                                                                                                  2006                 2005
                                                                                                --------            --------
                                                                                                        (In Thousands)
                                            Assets
          Cash and amounts due from depository institutions                                     $ 32,674            $    800
          Investment in subsidiaries                                                             183,964             137,858
          Securities available for sale                                                            3,390                   -
          Securities held to maturity                                                              4,999                   -
          ESOP loan receivable                                                                     7,976                   -
          Other assets                                                                             1,689                   -
                                                                                                --------            --------

                                                                                                $234,692            $138,658
                                                                                                ========            ========

                             Liabilities and Stockholders' Equity

          Other Liabilities                                                                     $     38            $      -
          Stockholders' equity                                                                   234,654             138,658
                                                                                                --------            --------
                                                                                                $234,692            $138,658
                                                                                                ========            ========

                         CONDENSED STATEMENTS OF INCOME

                                                                                                               From Inception
                                                                                               Year Ended      to December 31,
                                                                                            December 31, 2006       2005
                                                                                         ------------------------------------
                                                                                                   (In Thousands)
          Interest income                                                                         $1,288              $    -
          Equity in undistributed earnings of the subsidiaries                                     6,531               7,535
                                                                                                  ------              ------
                                                                                                   7,819               7,535

          Other expenses                                                                           3,464                   -
          Income before income tax                                                                 4,358               7,535
          Income tax (benefit)                                                                      (890)                  -
                                                                                                  ------              ------

                    Net Income                                                                    $5,248              $7,535
                                                                                                  ======              ======

--------------------------------------------------------------------------------
                                      F-36

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 16 - Parent Only Financial Information (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                  From
                                                                                              Year Ended       Inception to
                                                                                              December 31,     December 31,
                                                                                                 2006             2005
                                                                                         -------------------------------------
                                                                                                    (In Thousands)
          Cash Flows from Operating Activities
               Net income                                                                         $5,248              $7,535
               Adjustments to reconcile net income to net cash provided by (used in)
               operating activities:
                   Equity in undistributed earnings of the subsidiaries                           (6,531)             (7,535)
                     Increase in other assets                                                     (1,689)                  -
                     Increase in other liabilities                                                    38                   -
                                                                                                 -------             -------

                 Net Cash Provided by (used in) Operating Activities                              (2,934)                  -

          Cash Flows Provided by Financing Activities
                 Loan to ESOP                                                                     (8,117)                  -
                 Repayment of loan to ESOP                                                           141                   -
                 Purchase of
                      Available for sale securities                                               (3,580)                  -
                      Held to maturity securities                                                 (4,999)                  -
                 Capital contribution to subsidiary                                              (48,035)                  -
                                                                                                 -------             -------

               Issuance of common stock                                                           99,398                 800
                                                                                                 -------             -------

                Net cash provided by Financing Activities                                        348,008                   -

                 Net Increase in Cash and Cash Equivalents                                        31,874                 800

          Cash and Cash Equivalents - Beginning                                                      800                   -
                                                                                                 -------             -------

          Cash and Cash Equivalents - Ending                                                     $32,674             $   800
                                                                                                 =======             =======

--------------------------------------------------------------------------------
                                      F-37

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 17 - Quarterly Financial Data (Unaudited)

                                                                             Year Ended December 31, 2006
                                                          ------------------------------------------------------------------
                                                            First              Second             Third              Fourth
                                                           Quarter             Quarter           Quarter             Quarter
                                                           -------             -------           -------             -------
                                                                                    (In Thousands)
Interest income                                             $9,311             $9,871            $10,674             $11,013
Interest expense                                             3,551              3,805              3,779               4,055
                                                            ------             ------             ------              ------

       Net Interest Income                                   5,760              6,066              6,895               6,958

Provision for loan losses                                       57                 79                 97                  58
                                                            ------             ------             ------              ------

       Net Interest Income after Provision for
           Loan Losses                                       5,703              5,987              6,798               6,900

Non-interest income                                            628                929              1,017                 886
Non-interest expenses                                        4,274              4,469              7,847               4,616
                                                            ------             ------             ------              ------

       Income before Income Taxes                            2,057              2,447                (32)              3,170

Income taxes                                                   697                858               (133)                972
                                                            ------             ------             ------              ------

       Net Income                                           $1,360             $1,589               $101              $2,198
                                                            ======             ======               ====              ======

                                                                             Year Ended December 31, 2005
                                                          ------------------------------------------------------------------
                                                            First              Second             Third              Fourth
                                                           Quarter             Quarter           Quarter             Quarter
                                                           -------             -------           -------             -------
                                                                                    (In Thousands)
Interest income                                             $8,108             $8,439             $8,755              $9,330
Interest expense                                             2,090              2,564              2,847               3,400
                                                            ------             ------             ------              ------

       Net Interest Income                                   6,018              5,875              5,908               5,930

Provision for loan losses                                      (16)               (87)                82                 149
                                                            ------             ------             ------              ------

       Net Interest Income after Provision for
           Loan Losses                                       6,034              5,962              5,826               5,781

Non-interest income                                            439                657                978                 842
Non-interest expenses                                        3,456              3,621              3,856               4,199
                                                            ------             ------             ------              ------

       Income before Income Taxes                            3,017              2,998              2,948               2,424

Income taxes                                                 1,050                996              1,051                 755
                                                            ------             ------             ------              ------

       Net Income                                           $1,967             $2,002             $1,897              $1,669
                                                            ======             ======             ======              ======

--------------------------------------------------------------------------------
                                      F-38

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 9, 2007.

                                    ROMA FINANCIAL CORPORATION


                                     By:   /s/Peter A. Inverso
                                           -------------------------------------
                                           Peter A. Inverso
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 9, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

  /s/  Peter A. Inverso                               /s/Maurice T. Perilli
  -----------------------------------------------     -------------------------
  Peter A. Inverso                                    Maurice T. Perilli
  President, Chief Executive Officer and Director     Chairman of the Board and
  (Principal Executive Officer)                       Executive Vice President

  /s/  Simon H. Belli                                 /s/Louis A. Natale
  -----------------------------------------------     -------------------------
  Simon H. Belli                                      Louis A. Natale
  Director                                            Director

  /s/  Rudolph A. Palombi                             /s/Robert H. Rosen
  -----------------------------------------------     -------------------------
  Rudolph A. Palombi                                  Robert H. Rosen
  Director                                            Director

  /s/  Michele N. Siekerka                            /s/Sharon L. Lamont
  -----------------------------------------------     -------------------------
  Michele N. Siekerka                                 Sharon L. Lamont
  Director                                            Chief Financial Officer
                                                      (Principal Financial and Accounting Officer)