Form 10-Q
period 2007-03-31
ROMA FINANCIAL CORP
filed 2007-05-09
CIK 1355823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q
(Mark One)
---------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
---------    EXCHANGE ACT OF 1934

    For the quarterly period ended                  March 31, 2007
                                         ---------------------------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 1, 2007:

          $0.10 par value common stock - 32,731,875 shares outstanding

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                             Page
                                                                                                            Number
                                                                                                            ------
PART I - FINANCIAL INFORMATION
      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition                                                 2
               at March 31, 2007  and December 31, 2006 (Unaudited)

               Consolidated Statements of Income for the Three Months Ended                                   3
               March 31, 2007 and 2006 (Unaudited)

               Consolidated Statements  of Changes in Stockholders' Equity for the Three                      4
               Months Ended March 31, 2007 and 2006 (Unaudited)

               Consolidated Statements of Cash Flows for the Three Months                                     5
               Ended March 31, 2007 and 2006 (Unaudited)

               Notes to Consolidated Financial Statements                                                     7

      Item 2:  Management's Discussion and Analysis of                                                        12
               Financial Condition and Results of Operations

      Item 3:  Quantitative and Qualitative Disclosure About Market Risk                                      16

      Item 4:  Controls and Procedures                                                                        17


PART II - OTHER INFORMATION                                                                                   17


SIGNATURES                                                                                                    19

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)

                                                                                    March 31,              December 31,
                                                                                      2007                     2006
                                                                                    ---------              ------------
                                                                          (In thousands, except for share and per share data)
                                     ASSETS
------------------------------------------------------------------------------------------------------------------------
     Cash and amounts due from depository institutions                              $   6,183               $   7,219
     Interest-bearing deposits in other banks                                          22,405                  26,521
     Money market funds                                                                50,530                  30,961
                                                                                    ---------               ---------

         Cash and Cash Equivalents                                                     79,118                  64,701

     Securities available for sale                                                     19,948                  19,331
     Investment securities held to maturity                                           169,324                 169,927
     Mortgage-backed securities held to maturity                                      136,166                 144,480
     Loans receivable, net of allowance for loan losses $1,314
         and $1,169, respectively                                                     425,454                 420,382
     Premises and equipment                                                            31,270                  30,669
     Federal Home Loan Bank of New York stock                                           1,416                   1,432
     Interest receivable                                                                4,681                   4,598
     Bank owned life insurance                                                         16,323                  16,185
     Other assets                                                                       4,206                   4,376
                                                                                    ---------               ---------

                Total Assets                                                        $ 887,906               $ 876,081
                                                                                    =========               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

     Deposits:
        Non-interest bearing                                                           23,161                  25,109
        Interest bearing                                                              610,675                 600,863
                                                                                    ---------               ---------
              Total deposits                                                          633,836                 625,972

     Federal Home Loan Bank of New York advances                                        7,390                   7,863
     Advance payments by borrowers for taxes and insurance                              2,351                   2,275
     Other liabilities                                                                  7,176                   5,317
                                                                                    ---------               ---------

         Total Liabilities                                                            650,753                 641,427
                                                                                    ---------               ---------

STOCKHOLDERS' EQUITY
     Common stock, $0.10 par value, 45,000,000 authorized,  32,731,875 issued and
             outstanding                                                                3,274                   3,274
     Paid-in capital                                                                   97,144                  97,069
     Retained earnings                                                                144,887                 143,068
     Unearned shares held by Employee Stock Ownership Plan                             (7,712)                 (7,847)
     Accumulated other comprehensive (loss)                                              (440)                   (910)
                                                                                    ---------               ---------

         Total Stockholders' Equity                                                   237,153                 234,654
                                                                                    ---------               ---------
         Total Liabilities and Stockholders' Equity                                 $ 887,906               $ 876,081
                                                                                    =========               =========

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                   2007               2006
                                                               -------------     ---------------
                                                            (In thousands, except for share
                                                                  and per share data)
INTEREST INCOME
   Loans                                                      $     6,637         $     5,684
   Mortgage-backed securities held to maturity                      1,741               1,767
   Investment securities held to maturity                           1,760               1,517
   Securities available for sale                                      152                 125
   Other interest-earning assets                                      861                 218
                                                              -----------         -----------

       Total Interest Income                                       11,151               9,311
                                                              -----------         -----------
INTEREST EXPENSE
   Deposits                                                         4,077               3,445
   Borrowings                                                          85                 106
                                                              -----------         -----------

       Total Interest Expense                                       4,162               3,551
                                                              -----------         -----------

       Net Interest Income                                          6,989               5,760

PROVISION FOR LOAN LOSSES                                             158                  57
                                                              -----------         -----------

       Net Interest Income after Provision for  Loan Losses         6,831               5,703

                                                              -----------         -----------
NON-INTEREST INCOME
   Commissions on sales of title policies                             257                 232
   Fees and service charges on deposits                               266                  91
   Fees and service charges on loans                                   29                  47
   Other                                                              339                 258
                                                              -----------         -----------

       Total Non-Interest Income                                      891                 628
                                                              -----------         -----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                   2,893               2,441
   Net occupancy expense                                              503                 409
   Equipment                                                          386                 359
   Data processing fees                                               337                 330
   Advertising                                                        187                 210
   Federal insurance premium                                           19                  21
   Other                                                              593                 504
                                                              -----------         -----------

       Total Non-Interest Expense                                   4,918               4,274
                                                              -----------         -----------

       Income Before Income Taxes                                   2,804               2,057

INCOME TAXES                                                          985                 697
                                                              -----------         -----------

           Net Income                                         $     1,819         $     1,360
                                                              -----------         -----------

   Net income per common share
          Basic                                               $       .06         $       .06
                                                              -----------         -----------
          Diluted                                             $       .06         $       .06
                                                              ===========         ===========

   WEIGHTED AVERAGE NUMBER OF COMMON
           SHARES OUTSTANDING

         Basic                                                 31,951,843          22,584,994
                                                              ===========         ===========
         Diluted                                               31,951,843          22,584,994
                                                              ===========         ===========

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                                   (Unaudited)

                                                                  Retained                       Accumulated
                                                                  Earnings          Unearned        Other
                                       Common       Paid - In    Substantially        ESOP       Comprehensive
                                       Stock         Capital      Restricted         Shares      Income(Loss)       Total
                                      --------------------------------------------------------------------------------------
Balance December 31, 2005             $     1        $    799       $ 137,820       $      -       $   38          $ 138,658
                                                                                                                   ---------
Net income for the three months
  ended March 31, 2006                                                  1,360                                          1,360

Other comprehensive loss, net
  of taxes                                                                                            (42)               (42)
                                                                                                                   ---------
  Total comprehensive income                                                                                           1,318
                                      --------------------------------------------------------------------------------------

Balance March 31, 2006                $     1        $    799       $ 139,180       $      -       $   (4)         $ 139,976
                                      ======================================================================================

Balance December 31, 2006             $ 3,274        $ 97,069       $ 143,068       $ (7,847)      $ (910)         $ 234,654
                                                                                                                   ---------

Net income for the three months
  ended March 31, 2007                                                  1,819                                          1,819

Other comprehensive income, net of taxes:
    Unrealized gain on available
      for sale securities                                                                             450                450
    Pension cost                                                                                       20                 20
                                                                                                                   ---------
    Total comprehensive income                                                                                         2,289
                                                                                                                   ---------
 ESOP shares earned                                        75                            135                             210
                                      --------------------------------------------------------------------------------------

Balance March 31, 2007                $ 3,274        $ 97,144       $ 144,887       $ (7,712)      $ (440)         $ 237,153
                                      ======================================================================================

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                  --------------------
                                                                                    2007        2006
                                                                                  --------    --------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                     $  1,819    $  1,360
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                     308         288
      Amortization of premiums and accretion of discounts on securities                (22)        (11)
      Accretion of deferred loan fees and discounts                                    (41)        (33)
      Net gain on sale of mortgage loans originated for sale                            (1)         (1)
      Mortgage loans originated for sale                                              (122)       (149)
      Proceeds from sales of mortgage loans originated for sale                        123         150
      Provision for loan losses                                                        158          57
        ESOP share earned                                                              210           -
      (Increase) in interest receivable                                                (83)       (118)
      (Increase) in cash surrender value of bank owned life insurance                 (138)       (129)
      (Increase) decrease in other assets                                              (84)        123
      Increase (decrease) in interest payable                                          597        (290)
      Increase in other liabilities                                                  1,262         905
                                                                                  --------    --------

         Net Cash Provided by Operating Activities                                   3,986       2,152
                                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from maturities and calls of securities available for sale                 133          34
   Purchases of securities available for sale                                          (26)        (25)
   Proceeds from maturities and calls of investment securities held to maturity     33,060           -
   Purchases of investment securities held to maturity                             (32,460)     (5,500)
   Principal repayments on mortgage-backed securities held to maturity               8,339       5,849
   Purchases of mortgage-backed securities held to maturity                              -      (3,600)
   Net increase in loans receivable                                                 (5,189)     (4,923)
   Additions to premises and equipment                                                (909)       (418)
   Redemption of Federal Home Loan Bank of New York stock                               16          13
                                                                                  --------    --------

         Net Cash Provided by (Used in) Investing Activities                         2,964      (8,570)
                                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                               7,864      (2,792)
   Increase in advance payments by borrowers for taxes and insurance                    76          64
   Redemption of Federal Home Loan Bank of New York advances                          (473)       (452)
                                                                                  --------    --------

         Net Cash Provided by (Used in) Financing Activities                         7,467      (3,180)
                                                                                  --------    --------

         Net Increase (decrease) in Cash and Cash Equivalents                       14,417      (9,598)

CASH AND CASH EQUIVALENTS - BEGINNING                                               64,701      28,089
                                                                                  --------    --------

CASH AND CASH EQUIVALENTS - ENDING                                                $ 79,118    $ 18,491
                                                                                  ========    ========

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                 ----------------------------------------------
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                         ----------------------------------
                                                                              2007               2006
                                                                         ----------------   ---------------
                                                                                  (In thousands)

SUPPLEMENTARY CASH FLOWS INFORMATION

   Income taxes paid, net                                                   $      -            $      -
                                                                            ========            ========

   Interest paid                                                            $  3,565            $  3,841
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

Roma Bank offers traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank currently operates from its main office in Robbinsville, New Jersey, and eight branch offices located in Mercer, Burlington and Ocean Counties, New Jersey. Roma Bank maintains a website at www.romabank.com.

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

NOTE B -  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Roma Financial Corporation (the "Company"), its wholly-owned subsidiary, Roma Bank (the "Bank") and the Bank's wholly-owned subsidiaries, Roma Capital Investment Co. (the "Investment Co.") and General Abstract and Title Agency (the "Title Co."). All significant inter-company accounts and transactions have been eliminated in consolidation. These statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three month periods ended March 31, 2007 and 2006. The results of operations for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statements of financial condition for December 31, 2006 was derived from the Company's audited consolidated financial statements for that date. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders 'equity and cash flows should be read in conjunction with the 2006 audited consolidated financial statements for the year ended December 31, 2006, including the notes thereto included in the Company's Annual Report on Form 10-K.

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

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of March 31, 2007, on the Company's consolidated financial position or results of operations.

NOTE D - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares actually outstanding adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. During the periods presented, diluted EPS did not differ from basic EPS as there were no existing contracts or securities exercisable or convertible into common stock during these periods. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding. The 10,000 shares issued to Roma Financial Corporation, MHC in connection with the Company's reorganization in 2004 were "replaced" with 22,584,994 shares representing 69% of the shares issued in the Company's initial public offering. This transaction is analogous to a stock split or significant stock dividend, therefore, net income per common share for those shares has been retroactively restated for all periods presented.

NOTE E - STOCK BASED COMPENSATION

The Company had no stock-based compensation as of, or prior to, March 31, 2007, except as described below.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 811,750 shares of common stock as part of the stock offering using proceeds of a loan from Roma Financial Corporation. The total cost of shares purchased by the ESOP trust was $8.1 million, reflecting a cost per share of $10.00. The Bank will make cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to Roma Financial Corporation. The loan bears an interest rate of 8.25% with principal and interest payable in equal quarterly installments over a fifteen year period. The loan is secured by the shares of the stock purchased.

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation. The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, "Employer's Accounting for Employee Stock Ownership Plans", issued by the Accounting Standards Division of the American Institute of Certified Public Accountants ("AICPA"). As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company made its first loan payment in October 2006. As of

March 31, 2007 there were 771,163 shares. The Company's compensation expense for the ESOP was $210 thousand for the three ended March 31, 2007.

NOTE F - INVESTMENT SECURITIES

The following tables set forth the composition of the securities portfolio as of March 31, 2007 and December 31, 2006 (in thousands):

                                                         March 31, 2007                   December 31, 2006
                                                  ------------------------------    -------------------------------
                                                     Amortized          Fair           Amortized           Fair
                                                       Cost            Value             Cost             Value
                                                  -------------   --------------    -------------    --------------
Available for sale:
  Mortgage-backed securities                          $  1,374         $  1,397         $  1,507          $  1,524
  Obligations of state and local political
    subdivisions                                        10,015           10,145           10,015            10,155

  US Government Obligations                              2,000            1,986            2,000             1,979

  Equity Shares                                          3,629            4,137            3,630             3,447

  Mutual Fund Shares                                     2,394            2,283            2,368             2,226
                                                      --------         --------         --------          --------

           Total                                      $ 19,412         $ 19,948         $ 19,520          $ 19,331
                                                      ========         ========         ========          ========

                                                         March 31, 2007                   December 31, 2006
                                                  ------------------------------    -------------------------------
                                                     Amortized          Fair           Amortized           Fair
                                                       Cost            Value             Cost             Value
                                                  -------------   --------------    -------------    --------------
Investments securities held to maturity:

  US Government Obligations                          $ 167,729        $ 163,274         $ 168,332        $ 166,303
  Obligations of state and local political
    subdivisions                                         1,595            1,631             1,595            1,631
                                                     ---------        ---------         ---------        ---------
           Total                                     $ 169,324        $ 164,905         $ 169,927        $ 167,934
                                                     =========        =========         =========        =========

                                                         March 31, 2007                   December 31, 2006
                                                  ------------------------------    -------------------------------
                                                     Amortized          Fair           Amortized           Fair
                                                       Cost            Value             Cost             Value
                                                  -------------   --------------    -------------    --------------
Mortgage-backed securities held to maturity:
  GNMA                                               $   5,270       $   5,289           $   5,630        $   5,610
  FHLMC                                                 76,567          75,908              79,822           78,979
  FNMA                                                  49,442          48,944              53,880           53,190
  CMO's                                                  4,887           4,755               5,148            4,978
                                                     ---------       ---------           ---------        ---------
          Total                                      $ 136,166       $ 134,896           $ 144,480        $ 142,757
                                                     =========       =========           =========        =========

Securities held as available for sale have been adjusted to fair value at March 31, 2007 and December 31, 2006. Investment securities held to maturity and mortgage-backed securities held to maturity are recorded at amortized cost. The decline in fair values of these investments is due to interest rate changes, not credit risk. The Company has the ability to, and intends to, hold the investments until maturity. Therefore, no impairment has been recorded.

NOTE G - LOANS RECEIVABLE, NET

Loans receivable, net at March 31, 2007 and December 31, 2006 were comprised of the following (in thousands):

                                            March 31,         December 31,
                                              2007               2006
                                            --------           --------
Real estate mortgage loans:
  Conventional 1-4 family                   $208,503           $207,755
  Commercial and multi-family                 71,247             65,848
                                            --------           --------
                                             279,750            273,603
                                            --------           --------

Construction                                  20,364             23,956
                                            --------           --------
Consumer:
  Equity and second mortgages                127,080            127,450
  Other                                        1,250              1,347
                                            --------           --------
                                             128,330            128,797
                                            --------           --------

Commercial                                     3,932              3,724
                                            --------           --------

  Total loans                                432,376            430,380
                                            --------           --------

Less:

  Allowance for loan losses                    1,314              1,169
  Deferred loan fees                             134                176
  Loans in process                             5,474              8,353
                                            --------           --------
                                               6,922              9,698
                                            --------           --------

      Total loans receivable, net           $425,454           $420,382
                                            ========           ========

NOTE  H - DEPOSITS

A summary of deposits by type of account as of March 31, 2007 and December 31, 2007 is as follows (dollars in thousands):

                                    March 31, 2007          December 31, 2006
                                 ---------------------    ---------------------
                                             Weighted                Weighted
                                             Avg. Int.               Avg. Int.
                                   Amount      Rate        Amount      Rate
                                   ------      ----        ------      ----
Demand:
  Non-interest bearing
   checking                      $ 23,161      0.00%     $  25,109     0.00%
  Interest bearing checking        98,234      0.53%        98,278     0.53%
                                ---------      ----      ---------     ----
                                  121,395      0.42%       123,387     0.42%
Savings and club                  186,020      0.93%       185,925     0.93%
Certificates of deposit           326,421      4.48%       316,660     4.30%
                                ---------      ----      ---------     ----

      Total                     $ 633,836      2.66%     $ 625,972     2.53%
                                =========      ====      =========     ====

At March 31, 2007, the Company had contractual obligations for certificates of deposit that mature as follows (in thousands):

One year or less                                                   $ 244,697
After one to three years                                              65,320
After three years                                                     16,404
                                                                   ---------
   Total                                                           $ 326,421
                                                                   =========

NOTE I - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of March 31, 2007 and December 31, 2006 (in thousands):


                                  Estimated
                                   Useful         March 31,         December 31,
                                    Lives           2007                 2006
                                  ---------       --------          -----------
Land -future development              -           $  1,054          $  1,054
Construction in progress              -                574             2,598
Land and land improvements            -              5,428             5,428
Buildings and improvements        20-50 yrs         25,321            22,611
Furnishings and equipment         3-10 yrs.          7,159             6,936
                                                  --------          --------
  Total premises and equipment                      39,536            38,627
Accumulated depreciation                             8,266             7,958
                                                  --------          --------
  Total                                           $ 31,270          $ 30,669
                                                  ========          ========


NOTE J - FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2007 and December 31, 2006, the Bank had outstanding Federal Home Bank of New York advances as follows (dollars in thousands):


                                  March 31, 2007          December 31, 2006
                               --------------------     --------------------
                                            Interest                 Interest
                                Amount        Rate        Amount       Rate
                                ------        ----        ------       ----
Maturing:
  September 15, 2010           $ 7,390       4.49%       $ 7,863      4.49%
                               =======       ====        =======      ====


A schedule of principal payments is as follows (in thousands):

  One year or less                                                  $ 1,839
  More than one year through three years                              3,934
  More than three years through five years                            1,617
                                                                    -------
                                                                    $ 7,390
                                                                    =======

NOTE K - RETIREMENT PLANS

Components of net periodic pension cost for the three months ended March 31, 2007 and 2006 were as follows ( in thousands):

                                             Three Months Ended
                                                 March 31,
                                           -----------------------
                                              2007          2006
                                             -----         -----

Service cost                                 $  85         $  86
Interest cost                                  122           112
Expected return on plan assets                (160)         (149)
Amortization of unrecognized net loss            9            17
Amortization of unrecognized
   past service liability                       11            15
                                             -----         -----

Net periodic benefit expense                 $  67         $  81
                                             =====         =====


NOTE L - CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit. Outstanding loan commitments at March 31, 2007 were as follows (in thousands):

                                                           March 31,
                                                             2007
                                                          --------
Residential mortgage and equity loans                     $  6,364
Commercial loans committed not closed                       12,461
Commercial lines of credit                                   6,877
Consumer unused lines of credit                             33,394
Commercial letters of credit                                 3,620
                                                          --------
                                                          $ 62,716
                                                          ========


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

No forward looking statement can be guaranteed and we specifically disclaim any obligation to update such statements.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets increased by $11.8 million to $887.9 million at March 31, 2007 compared to $876.1 million at December 31, 2006. Total liabilities increased $9.4 million during the quarter to $650.8 million at March 31, 2007 compared to $641.4 million at December 31, 2006. Stockholders' equity increased $2.5 million during the quarter to $237.2 million at March 31, 2007.

Deposits

Total deposits increased $7.8 million to $633.8 million at March 31, 2007 compared to $626.0 million at December 31, 2006. Non-interest bearing demand deposits decreased $1.9 million to $23.2 million at March 31, 2007, while interest bearing demand deposits decreased $44.0 thousand to $98.2 million. Savings and club accounts increased $95.0 thousand to $186.0 million and certificates of deposit increased $9.8 million to $326.4 at March 31, 2007. The increase in certificates of deposit was primarily due to $8.4 million of certificate deposits generated at our new branch in Plumsted Township, New Jersey opened in January 2007.

Investments (Including Mortgage-Backed Securities)

The investment portfolio decreased $8.3 million to $325.4 million at March 31, 2007 compared to $333.7 million at December 31, 2006. Securities available for sale experienced a minimal increase primarily due to an increase in market values. Investments held to maturity decreased $.6 million to $169.3 million at March 31, 2007 compared to $169.9 million at December 31, 2006. Mortgage-backed securities decreased $8.3 million to $136.2 million at March 31, 2007 compared to $144.5 million at December 31, 2006. The decrease in both investments held to maturity and mortgage-backed securities was primarily due to principal payments and maturities and calls that were not reinvested into long-term investment positions. The persistence of the flat yield curve continued to make short-term investments a more attractive option during the quarter.

Loans

Net loans increased by $5.1 million to $425.5 million at March 31, 2007 compared to $420.4 million at December 31, 2006. The increase was primarily in commercial and multi-family real estate mortgage loans which increased $5.4 million to $71.2 at March 31, 2007 compared to $65.8 million at December 31, 2006. Residential loan demand softened considerably during the period, prompting a repeat of our March mortgage promotion program which had great success during the quarter ended March 31, 2006. Commercial loan demand improved during the quarter, however, it remains highly influenced by intense rate competition.

Other Assets

All other asset categories remained relatively stable with an increase of $.6 million from December 31, 2006 to March 31, 2007. This increase was primarily in premises and equipment as a result of the completion of our Plumsted branch which opened in January 2007.

Borrowed Money

The $.5 million decrease in advances from the Federal Home Loan Bank of New York (FHLNBY) at March 31, 2007 as compared to December 31, 2006 is due to scheduled principal payments. At March 31, 2007, the outstanding FHLBNY balance was $7.4 million.

Other Liabilities

Other liabilities increased $1.9 million to $7.2 million at March 31, 2007. The increase was primarily due to an increase of $1.0 million in federal income taxes payable, which was paid in April 2007, and an increase of $.6 million in accrued interest payable.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2007 and
2006

General

Net income increased $459 thousand to $1.8 million for the quarter ended March 31, 2007 compared to $1.4 million for the quarter ended March 31, 2006. The increase was primarily generated by an increase of $1.2 million in net interest income and an increase of $.3 million in non-interest income, offset by increases of $.6 million in non-interest expense, $.1 million in provision for loan losses, and $.3 million in income taxes.

Interest Income

Interest income increased by $1.9 million to $11.2 million for the three months ended March 31, 2007 compared to $9.3 million for the three months ended March 31, 2006. Interest income from loans increased $1.0 million to $6.6 million for the three months ended March 31, 2007. Interest income from residential mortgage loans increased $288.6 thousand, while interest income from equity loans increased $208.2 thousand. The weighted average interest rates for mortgage and equity loans at March 31, 2007 were 5.72% and 6.24%, respectively, compared to 5.69% and 5.97%, respectively, for the same period in 2006. Interest income from commercial and multifamily mortgage loans and commercial loans increased $407.9 thousand from year to year. The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans were 7.68% at March 31, 2007 and 7.22% at March 31, 2006.

Interest income from mortgage-backed securities decreased minimally for the comparable quarters despite a decrease in the average balance of the mortgage-backed securities portfolio of $11.7 million between March 31, 2006 and March 31, 2007. The securities that matured in this category primarily had interest rates of less than 3.00%, and to the extent that the cash flows from maturing securities were reinvested, we were able to reinvest at more favorable rates. Interest income from investments held to maturity increased $243 thousand. Interest income on securities available for sale changed minimally. Interest income on other interest earning assets increased $643.0 thousand for the three months ended March 31, 2007 compared to the same period in 2006. This increase was primarily due to the increase in average overnight funds.

Interest Expense

Interest expense increased $611 thousand for the three month period ended March 31, 2007 to $4.2 million compared to $3.6 million for the three months ended March 31, 2006. The increase was primarily due to a $632 thousand increase in interest paid on deposits. This increase was a result of higher interest rates, offsetting a decrease in the average balance of deposits. The weighted average interest rate on deposits was 49 basis points higher for the three months ended March 31, 2007 as compared to the same period in 2006. Interest expense on borrowed money decreased $21 thousand for the three months ended March 31, 2007 from the same three month period in 2006 reflecting a reduction in the average outstanding loan balance.

Provision for Loan Losses

The loan loss provision for the three months ended March 31, 2007 was $158 thousand compared to $57 thousand for the same period in 2006. The increase is reflective of the growth of $41.7 million in the total loan portfolio between March 31, 2006 and March 31, 2007 and an increase in the ratio of non-performing loans to total loans to .84% at March 31, 2007 compared to .44% at March 31, 2006.

Non-Interest Income

Non-interest income increased $263 thousand to $891 thousand for the three months ended March 31, 2007 compared to $628 thousand for the three months ended March 31, 2006. The net increase was chiefly derived from fees and service charges on deposits which increased $175 thousand compared to the same period in 2006, primarily due to fees related to overdraft protection which was instituted in August 2006.

Non-Interest Expense

Non-interest expense increased $644 thousand to $4.9 million for the three months ended March 31, 2007 compared to $4.3 million for the three months ended March 31, 2006. Salaries and employee benefits increased $452 thousand to $2.9 million for the three months ended March 31, 2007 compared to the same period in 2006. This increase represents $210 thousand of ESOP expense in the 2007 period which we did have in the 2006 period, the additional cost of employees for our Plumsted branch which opened in January of 2007, and annual salary adjustments. Net occupancy of premises increased $94 thousand to $503 thousand for the three month period ended March 31, 2007.

Approximately $34 thousand of the increase is related to the Plumsted branch. The remaining portion of the increase is primarily due to higher snow and ice removal costs in March 2007 and general increase in overall costs. Other non-interest expenses increased $89 thousand to $593 thousand for the three months ended March 31, 2007 compared to $504 thousand for the same period in the prior year. This increase was primarily due to increases in accounting fees related to compliance with Sarbanes Oxley, higher insurance premiums and costs for the preparation of printing and mailing of our first annual report.

Income Taxes

Income tax expense increased by $288 thousand to $985 thousand for the three months ended March 31, 2007 compared to $697 thousand for the three months ended March 31, 2006. Income tax expense, represented a rate of 35.1% for the three months ended March 31, 2007 compared to 33.9% for the same period in 2006. The increase in the tax rate was primarily related to state tax. The Company pays a state tax rate of 3.6% on the taxable income of our investment company and 9.0% on the taxable income of the other entities. For the three months ended March 31, 2007 approximately $630 thousand more of taxable income was taxed at the 9.0% rate causing the overall tax rate to increase 1.2%.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an
interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on the financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets -- An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The adoption of SFAS 156 did not have a significant effect on the financial statements.

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

In March 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons." The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company's consolidated financial statements.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company's assets and liabilities are monetary in nature. Consequently, the Company's most significant form of market risk is interest rate risk. The Company's assets, consisting primarily of mortgage loans, have generally longer maturities than the Company's liabilities, consisting primarily of short-term deposits. As a result, a principal part of the Company's business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended March 31, 2007.

Net Portfolio Value

The Company's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Company's quarterly Thrift Financial Reports. The following table sets forth the Company's NPV as of December 31, 2006, the most recent date the NPV was calculated by the OTS (in thousands):

                                                              NPV as Percent
                                                               of Portfolio
                                      NPV                     Value of Assets
   Changes In      ------------------------------------   ----------------------
 Interest Rates                                                      Change in
 In Basis Points                    Dollar      Percent    NPV        Basis
  (Rate Shock)       Amount         Change      Change    Ratio       Points
----------------   ----------     ---------     -------   -----      ---------

     +300bp        $ 170,998     $ (46,891)      -22%     21.09%       -406bp
     +200bp          186,955       (30,934)      -14%     22.54%       -262bp
     +100bp          202,521       (15,368)       -7%     23.88%       -127bp
        0bp          217,889             -         0%     25.15%          -
     -100bp          228,407        10,518        +5%     25.96%        +81bp
     -200bp          237,056        19,167        +9%     26.59%       +143bp

Management of the Company believes that there has not been a material adverse change in the market risk during the three months ended March 31, 2007.

ITEM 4 - Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2007.

No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

         There were no material pending legal proceedings at March 31, 2007 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A - Risk Factors

         Management does not believe there were any material changes to the risk factors presented in the Company's Form 10-K for the year ended December 31, 2006 during the most recent quarter.

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



                                           ROMA FINANCIAL CORPORATION
                                           (Registrant)


Date:  May 8, 2007                         /s/Peter A. Inverso
                                           -------------------------------------
                                           Peter A. Inverso
                                           President and Chief Executive Officer



Date:  May 8, 2007                         /s/Sharon L. Lamont
                                           -------------------------------------
                                           Sharon L. Lamont
                                           Chief Financial Officer