Form 10-Q
period 2007-06-30
ROMA FINANCIAL CORP
filed 2007-07-27
CIK 1355823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q
(Mark One)

-----
  X          QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----        EXCHANGE ACT OF 1934

             For the quarterly period ended             June 30, 2007
                                               ---------------------------------

                                       OR

-----
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----        EXCHANGE ACT OF 1934

             For the transition period from                 to
                                               ------------    -----------------

                        Commission File Number 000-52000
                                               ---------

                           ROMA FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     UNITED STATES                              51-0533946
--------------------------------------------------------------------------------
            (State or other jurisdiction of               (I.R.S. Employer
             Incorporation or organization)               Identification Number)

           2300 Route 33, Robbinsville, New Jersey               08691
--------------------------------------------------------------------------------
          (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:         (609) 223-8300
                                                     ---------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [ ]    Accelerated filer []    Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, July 26, 2007:

          $0.10 par value common stock - 32,731,875 shares outstanding

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I - FINANCIAL INFORMATION

          Item 1:  Financial Statements
                   Consolidated Statements of Financial Condition                                2
                   at June 30, 2007  and December 31, 2006 (Unaudited)

                   Consolidated Statements of Income for the Three and Six Months Ended          3
                   June 30, 2007 and 2006 (Unaudited)

                   Consolidated Statements of Changes in Stockholders' Equity for the Six        4
                   Months Ended June 30, 2007 and 2006 (Unaudited)

                   Consolidated Statements of Cash Flows for the Six Months                      5
                   Ended June 30, 2007 and 2006 (Unaudited)

                   Notes to Consolidated Financial Statements                                    7

          Item 2:  Management's Discussion and Analysis of                                      12
                   Financial Condition and Results of Operations

          Item 3:  Quantitative and Qualitative Disclosure About Market Risk                    18

          Item 4:  Controls and Procedures                                                      19


PART II - OTHER INFORMATION                                                                     19

SIGNATURES                                                                                      21


                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)

                                                                                    June 30,   December 31,
                                                                                      2007         2006
                                                                                   ---------    ---------
                                                                      (In thousands, except for share and per share data)
                                     Assets

     Cash and amounts due from depository institutions                             $   6,059    $   7,219
     Interest-bearing deposits in other banks                                         24,416       26,521
     Money market funds                                                               23,717       30,961
                                                                                   ---------    ---------

         Cash and Cash Equivalents                                                    54,192       64,701

     Securities available for sale                                                    18,992       19,331
     Investment securities held to maturity                                          169,777      169,927
     Mortgage-backed securities held to maturity                                     142,941      144,480
     Loans receivable, net of allowance for loan losses $1,314
         and $1,169, respectively                                                    442,128      420,382
     Premises and equipment                                                           31,467       30,669
     Federal Home Loan Bank of New York stock                                          1,462        1,432
     Interest receivable                                                               5,046        4,598
     Bank owned life insurance                                                        16,467       16,185
     Other assets                                                                      4,731        4,376
                                                                                   ---------    ---------
                Total Assets                                                       $ 887,203    $ 876,081
                                                                                   =========    =========

                      Liabilities and Stockholders' Equity

Liabilities

     Deposits:
        Non-interest bearing                                                       $  23,083    $  25,109
        Interest bearing                                                             609,572      600,863
                                                                                   ---------    ---------
              Total deposits                                                         632,655      625,972

     Federal Home Loan Bank of New York advances                                       6,912        7,863
     Advance payments by borrowers for taxes and insurance                             2,512        2,275
     Other liabilities                                                                 7,547        5,317
                                                                                   ---------    ---------
         Total Liabilities                                                           649,626      641,427
                                                                                   ---------    ---------

Stockholders' Equity
     Common stock, $0.10 par value, 45,000,000 authorized, 32,731,875 issued and
             outstanding                                                               3,274        3,274
     Paid-in capital                                                                  97,229       97,069
     Retained earnings                                                               145,647      143,068
     Unearned shares held by Employee Stock Ownership Plan                            (7,577)      (7,847)
     Accumulated other comprehensive (loss)                                             (996)        (910)
                                                                                   ---------    ---------
         Total Stockholders' Equity                                                  237,577      234,654
                                                                                   ---------    ---------
         Total Liabilities and Stockholders' Equity                                $ 887,203    $ 876,081
                                                                                   =========    =========

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                                Three Months Ended                        Six Months Ended
                                                                      June 30,                                June 30,
                                                                 2007         2006                      2007          2006
                                                             -----------   -----------               -----------   -----------
                                                       (In thousands, except for share and  (In thousands, except for share and
                                                                 per Share data)                   per share data)
Interest Income
   Loans                                                     $     6,775   $     6,023               $    13,412   $    11,707
   Mortgage-backed securities held to maturity                     1,760         1,755                     3,501         3,522
   Investment securities held to maturity                          2,001         1,561                     3,761         3,078
   Securities available for sale                                     108           130                       260           255
   Other interest-earning assets                                     763           402                     1,624           620
                                                             -----------   -----------               -----------   -----------
       Total Interest Income                                      11,407         9,871                    22,558        19,182
                                                             -----------   -----------               -----------   -----------

Interest Expense
   Deposits                                                        4,234         3,614                     8,311         7,059
   Borrowings                                                         79           191                       164           297
                                                             -----------   -----------               -----------   -----------
       Total Interest Expense                                      4,313         3,805                     8,475         7,356
                                                             -----------   -----------               -----------   -----------

       Net Interest Income                                         7,094         6,066                    14,083        11,826

Provision for loan losses                                             68            79                       226           136
                                                             -----------   -----------               -----------   -----------
       Net Interest Income after Provision for Loan Losses         7,026         5,987                    13,857        11.690
                                                             -----------   -----------               -----------   -----------

Non-Interest Income
   Commissions on sales of title policies                            348           415                       605           647
   Fees and service charges on deposits                              317            99                       583           190
   Fees and service charges on loans                                  32            60                        61           107
   Income from bank owned life insurance                             144           135                       282           264
   Other                                                             206           220                       407           349
                                                             -----------   -----------               -----------   -----------
       Total Non-Interest Income                                   1,047           929                     1,938         1,557
                                                             -----------   -----------               -----------   -----------

Non-Interest Expense
   Salaries and employee benefits                                  2,929         2,494                     5,822         4,935
   Net occupancy expense                                             419           390                       922           799
   Equipment                                                         401           403                       787           762
   Data processing fees                                              316           357                       653           687
   Advertising                                                       221           217                       408           427
   Federal insurance premium                                          19            20                        38            41
   Other                                                             822           588                     1,415         1,092
                                                             -----------   -----------               -----------   -----------
       Total Non-Interest Expense                                  5,127         4,469                    10,045         8,743
                                                             -----------   -----------               -----------   -----------
       Income Before Income Taxes                                  2,946         2,447                     5,750         4,504

Income Taxes                                                       1,017           858                     2,002         1,555
                                                             -----------   -----------               -----------   -----------
           Net Income                                        $     1,929   $     1,589               $     3,748   $     2,949
                                                             ===========   ===========               ===========   ===========
   Net income per common share
          Basic                                              $       .06   $       .07               $       .12   $       .13
                                                             ===========   ===========               ===========   ===========
          Diluted                                            $       .06   $       .07               $       .12   $       .13
                                                             ===========   ===========               ===========   ===========

   Weighted Average Number of Common
           Shares Outstanding
         Basic                                                31,965,364    22,584,994                31,958,641    22,584,994
                                                             ===========   ===========               ===========   ===========
         Diluted                                              31,965,364    22,584,994                31,958,641    22,584,994
                                                             ===========   ===========               ===========   ===========
   Dividends declared per common share                       $       .12           N/A               $       .12           N/A
                                                             ===========   ===========               ===========   ===========

See notes to consolidated financial statements.

                              ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      ----------------------------------------------------------
                                             (Unaudited)

                                                                                             Accumulated
                                                                                  Unearned     Other
                                            Common      Paid - In    Retained       ESOP    Comprehensive
                                            Stock       Capital      Earnings      Shares    Income(Loss)     Total
                                          -------------------------------------------------------------------------
Balance December 31, 2005                  $    1      $   799       $137,820      $    -      $  38       $138,658
                                                                                                           --------
Net income for the six months
  ended June 30, 2006                                                   2,949                                 2,949
Other comprehensive loss, net
  of taxes of $78                                                                               (109)          (109)
                                                                                                           --------
  Total comprehensive income                                                                                  2,840
                                          -------------------------------------------------------------------------
                                           $    1      $   799       $140,769     $     -      $ (71)      $141,498
                                          =========================================================================
Balance December 31, 2006                  $3,274      $97,069       $143,068     $(7,847)     $(910)      $234,654
                                                                                                           --------
Net income for the six months
  ended June 30, 2007                                                   3,748                                 3,748
Other comprehensive income, net of taxes:
    Unrealized (loss) on available
      for sale, net of taxes of $80                                                             (127)          (127)
    Pension cost                                                                                  41             41
                                                                                                           --------
    Total comprehensive income                                                                                3,662
                                                                                                           --------
 ESOP shares earned                                        160                        270                       430
Cash dividends declared                                                (1,169)                               (1,169)
                                          -------------------------------------------------------------------------
Balance June 30, 2007                     $3,274       $97,229       $145,647     $(7,577)     $(996)      $237,577
                                          =========================================================================

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                  ----------------------
                                                                                    2007         2006
                                                                                  ---------    ---------
                                                                                      (In thousands)
Cash Flows from Operating Activities
   Net income                                                                     $   3,748    $   2,949
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                      636          582
      Amortization of premiums and accretion of discounts on securities                 (66)           -
      Accretion of deferred loan fees and discounts                                     (54)         (39)
      Net gain on sale of mortgage loans originated for sale                             (1)          (1)
      Mortgage loans originated for sale                                               (122)        (149)
      Proceeds from sales of mortgage loans originated for sale                         123          150
      Provision for loan losses                                                         226          136
        ESOP shares earned                                                              430            -
      (Increase) in interest receivable                                                (448)        (722)
      (Increase) in cash surrender value of bank owned life insurance                  (282)        (264)
      (Increase)  in other assets                                                      (223)         (53)
      Increase (decrease) in interest payable                                           387          (23)
      Increase (decrease)  in other liabilities                                       1,233          (97)
                                                                                  ---------    ---------
         Net Cash Provided by Operating Activities                                    5,587        2,469
                                                                                  ---------    ---------
Cash Flows from Investing Activities
   Proceeds from maturities and calls of securities available for sale                  186           49
   Purchases of securities available for sale                                           (52)      (1,708)
   Proceeds from maturities and calls of investment securities held to maturity      45,060        5,000
   Purchases of investment securities held to maturity                              (44,910)      (8,500)
   Principal repayments on mortgage-backed securities held to maturity               14,539       12,139
   Purchases of mortgage-backed securities held to maturity                         (12,936)     (13,495)
   Net increase) in loans receivable                                                (21,927)     (27,729)
   Additions to premises and equipment                                               (1,434)        (678)
   Purchase of Federal Home Loan Bank of New York stock                                 (30)         (56)
                                                                                  ---------    ---------
         Net Cash Provided by (Used in)  Investing Activities                       (21,504)     (34,978)
                                                                                  ---------    ---------
Cash Flows from Financing Activities
   Net increase in deposits                                                           6,683      148,882
   Increase in advance payments by borrowers for taxes and insurance                    237          230
   Dividends paid to minority stockholders of Roma Financial Corp.                     (561)
   Repayments of Federal Home Loan Bank of New York advances                           (951)        (909)
                                                                                  ---------    ---------
         Net Cash Provided by Financing Activities                                    5,408      148,203
                                                                                  ---------    ---------
         Net Increase (decrease) in Cash and Cash Equivalents                       (10,509)     115,694

Cash and Cash Equivalents - Beginning                                                64,701       28,089
                                                                                  ---------    ---------
Cash and Cash Equivalents - Ending                                                $  54,192    $ 143,783
                                                                                  =========    =========

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                 ----------------------------------------------
                                   (Unaudited)


                                                              Six Months Ended
                                                                  June 30,
                                                           --------------------
                                                             2007          2006
                                                           ------        ------
                                                              (In thousands)
Supplementary Cash Flows Information
   Income taxes paid, net                                  $2,289        $1,274
                                                           ======        ======

   Interest paid                                           $8,088        $7,379
                                                           ======        ======

   Loan receivable transferred to Real Estate Owned        $   18        $    -
                                                           ======        ======

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

Roma Bank offers traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank currently operates from its main office in Robbinsville, New Jersey, and eight branch offices located in Mercer, Burlington and Ocean Counties, New Jersey. Roma Bank maintains a website at www.romabank.com.
----------------

A Registration Statement on Form S-1 (File No. 333-132415), as amended, was filed by Roma Financial Corporation with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offering for sale of up to 8,538,750 shares (subject to increase to 9,819,652 shares) of its common stock. For a further discussion of the stock offering, see the final prospectus as filed on May 23, 2006 with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) of the Rules and Regulations of the Securities Act of 1933. The offering closed July 11, 2006 and the net proceeds from the offering were approximately $96.1 million (gross proceeds of $98.2 million for the issuance of 9,819,562 shares, less offering costs of approximately $2.1 million). Roma Financial Corporation also issued 22,584,995 shares to Roma Financial Corporation, MHC and contributed 327,318 shares to the Roma Bank Community Foundation, Inc., resulting in a total of 32,731,875 shares issued and outstanding after the completion of the offering. A portion of the proceeds were loaned to the Roma Bank Employee Stock Ownership Plan (ESOP) to purchase 811,750 shares of the Company's stock at a cost of $8.1 million on July 11, 2006.

NOTE B -  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Roma Financial Corporation (the "Company"), its wholly-owned subsidiary, Roma Bank (the "Bank") and the Bank's wholly-owned subsidiaries, Roma Capital Investment Co. (the "Investment Co.") and General Abstract and Title Agency (the "Title Co."). The consolidation also includes the Company's majority owned investment in RomAsia Bank (in organization). All significant inter-company accounts and transactions have been eliminated in consolidation. These statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and six month periods ended June 30, 2007 and 2006. The results of operations for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

The Investment Co. was incorporated in the State of New Jersey effective September 4, 2004, and began operations October 1, 2004. The Investment Co. is subject to the investment company provisions of the New Jersey Corporation Business Tax Act. The Title Co. was incorporated in the State of New Jersey effective March 7, 2005 and commenced operations April 1, 2005. RomAsia Bank is in organization and has an application pending with the Office of Thrift Supervision to be a federal savings bank. The Company will be a 60% owner of RomAsia Bank upon completion of its organization.

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

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of June 30, 2007, on the Company's consolidated financial position or results of operations.

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

NOTE E - STOCK BASED COMPENSATION

The Company had no stock-based compensation as of, or prior to, June 30, 2007, except as described below.

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

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation. The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, "Employer's

Accounting for Employee Stock Ownership Plans", issued by the Accounting Standards Division of the American Institute of Certified Public Accountants ("AICPA"). As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company made its first loan payment in October 2006. As of June 30, 2007 there were 757,632 unearned shares. The Company's ESOP compensation expense was $210 and $430 thousand for the three and six months ended June 30, 2007.

NOTE F - INVESTMENT SECURITIES

The following tables set forth the composition of the securities portfolio as of June 30, 2007 and December 31, 2006 (in thousands):

                                                  June 30, 2007       December 31, 2006
                                               -------------------  --------------------
                                               Amortized   Fair     Amortized    Fair
                                                 Cost      Value       Cost      Value
                                               --------   --------   --------   --------
Available for sale:
  Mortgage-backed securities                   $  1,321   $  1,326   $  1,507   $  1,524
  Obligations of state and local political
    subdivisions                                 10,017     10,109     10,015     10,155
  US Government Obligations                       2,000      1,988      2,000      1,979
  Equity Shares                                   3,630      3,301      3,630      3,447
  Mutual Fund Shares                              2,420      2,268      2,368      2,226
                                               --------   --------   --------   --------
           Total                               $ 19,388   $ 18,992   $ 19,520   $ 19,331
                                               ========   ========   ========   ========

                                                  June 30, 2007       December 31, 2006
                                               -------------------  --------------------
                                               Amortized   Fair     Amortized    Fair
                                                 Cost      Value       Cost      Value
                                               --------   --------   --------   --------
Investments securities held to maturity:
  US Government Obligations                    $167,732   $165,162   $168,332   $166,303
  Obligations of state and local political
    subdivisions                                  2,045      2,059      1,595      1,631
                                               --------   --------   --------   --------
           Total                               $169,777   $167,221   $169,927   $167,934
                                               ========   ========   ========   ========

                                                  June 30, 2007       December 31, 2006
                                               -------------------  --------------------
                                               Amortized   Fair     Amortized    Fair
                                                 Cost      Value       Cost      Value
                                               --------   --------   --------   --------
Mortgage-backed securities held to maturity:
  GNMA                                         $  4,867   $  4,882   $  5,630   $  5,610
  FHLMC                                          81,876     80,020     79,822     78,979
  FNMA                                           47,725     46,594     53,880     53,190
  CMO's                                           8,473      8,218      5,148      4,978
                                               --------   --------   --------   --------
          Total                                $142,941   $139,714   $144,480   $142,757
                                               ========   ========   ========   ========

Securities held as available for sale have been adjusted to fair value at June 30, 2007 and December 31, 2006. Investment securities held to maturity and mortgage-backed securities held to maturity are recorded at amortized cost. The decline in fair values of these investments is due to interest rate changes, not credit risk. The Company has the ability to, and intends to, hold the investments until maturity. Therefore, no impairment has been recorded.

NOTE G - LOANS RECEIVABLE, NET

Loans receivable, net at June 30, 2007 and December 31, 2006 were comprised of the following (in thousands):

                                          June 30,        December 31,
                                            2007             2006
                                          --------         --------
Real estate mortgage loans:
  Conventional 1-4 family                 $217,665         $207,755
  Commercial and multi-family               74,243           65,848
                                          --------         --------
                                           291,908          273,603
                                          --------         --------
Construction                                23,459           23,956
                                          --------         --------
Consumer:
  Equity and second mortgages              130,048          127,450
  Other                                      1,172            1,347
                                          --------         --------
                                           131,220          128,797
                                          --------         --------
Commercial                                   3,844            3,724
                                          --------         --------
  Total loans                              450,431          430,000
                                          --------         --------
Less:
  Allowance for loan losses                  1,372            1,169
  Deferred loan fees                           124              176
  Loans in process                           6,807            8,353
                                          --------         --------
                                             8,303            9,698
                                          --------         --------
      Total loans receivable, net         $442,128         $420,382
                                          ========         ========

NOTE  H - DEPOSITS

A summary of deposits by type of account as of June 30, 2007 and December 31, 2006 is as follows (dollars in thousands):

                                              June 30, 2007                 December 31, 2006
                                          ------------------------       ------------------------
                                                         Weighted                       Weighted
                                                         Avg. Int.                      Avg. Int.
                                           Amount          Rate           Amount          Rate
                                          --------         ----          --------         ----
Demand:
  Non-interest bearing checking           $  23,083        0.00%         $  25,109        0.00%
  Interest bearing checking                  99,104        0.53%            98,278        0.53%
                                          ---------        ----           --------        ----
                                            122,187        0.43%           123,387        0.42%
Savings and club                            180,352        0.93%           185,925        0.93%
Certificates of deposit                     330,116        4.53%           316,660        4.30%
                                          ---------        ----           --------        ----

      Total                               $ 632,655        2.71%         $ 625,972        2.53%
                                          =========        ====          =========        ====

At June 30, 2007, the Company had contractual obligations for certificates of deposit that mature as follows (in thousands):

       One year or less                                             $ 236,379
       After one to three years                                        83,628
       After three years                                               10,109
                                                                    ---------
          Total                                                     $ 330,116
                                                                    =========

NOTE I - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of June 30, 2007 and December 31, 2006 (in thousands):


                                  Estimated
                                    Useful          June 30,     December 31,
                                    Lives            2007           2006
                                 -----------      ---------      ------------
Land -future development              -           $   1,054        $  1,054
Construction in progress              -                 815           2,598
Land and land improvements            -               5,428           5,428
Buildings and improvements        20-50 yrs          25,431          22,611
Furnishings and equipment         3-10 yrs.           7,333           6,936
                                                  ---------        --------
  Total premises and equipment                       40,061          38,627
Accumulated depreciation                              8,594           7,958
                                                  ---------        --------
  Total                                           $  31,467        $ 30,669
                                                  =========        ========


NOTE J - FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2007 and December 31, 2006, the Bank had outstanding Federal Home Bank of New York advances as follows (dollars in thousands):


                           June 30, 2007                December 31, 2006
                       ---------------------          --------------------
                                   Interest                       Interest
                       Amount        Rate             Amount        Rate
                       ------        ----             ------        ----
Maturing:
  September 15, 2010   $6,912       4.49%             $7,863        4.49%
                       ======       ====              ======        ====


A schedule of principal payments is as follows (in thousands):


  One year or less                                                 $ 1,919
  More than one year through three years                             3,838
  More than three years through five years                           1,155
                                                                   -------
                                                                   $ 6,912
                                                                   =======

NOTE K - RETIREMENT PLANS

Components of net periodic pension cost for the three and six months ended June 30, 2007 and 2006 were as follows ( in thousands):


                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                       -----------------      ----------------
                                         2007       2006       2007       2006
                                        -----      -----      -----      -----

Service cost                            $  85      $  86      $ 170      $ 172
Interest cost                             122        112        244        224
Expected return on plan assets           (160)      (149)      (320)      (298)
Amortization of unrecognized net loss       9         17         18         34
Amortization of unrecognized past
   service liability                       11         15         22         30
                                        -----      -----      -----      -----
Net periodic benefit expense            $  67      $  81      $ 134      $ 162
                                        =====      =====      =====      =====


NOTE L - CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit. Outstanding loan commitments at June 30, 2007 were as follows (in thousands):

                                                                        June 30,
                                                                         2007
                                                                       ---------
  Residential mortgage and equity loans                                 $  8,967
  Commercial loans committed not closed                                   20,320
  Commercial lines of credit                                               9,892
  Consumer unused lines of credit                                         33,352
  Commercial letters of credit                                             3,543
                                                                       ---------
                                                                        $76,074
                                                                       =========

NOTE M - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss) at June 30, 2007 and December 31, 2006 were as follows (in thousands):

                                                    June 30,        December 31,
                                                     2007              2006
                                                   -------           -------
Unrealized loss on securities available for sale   $  (396)          $  (189)
Pension plan expense                                (1,275)           (1,316)
                                                   -------           -------
                                                    (1,671)           (1,505)
Deferred income taxes                                  675               595
                                                                     -------
Accumulated other comprehensive income(loss)       $  (996)          $  (910)
                                                   =======           =======

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets increased by $11.1 million to $887.2 million at June 30, 2007 compared to $876.1 million at December 31, 2006. Total liabilities increased $8.2 million during the quarter to $649.6 million at June 30, 2007 compared to $641.4 million at December 31, 2006. Stockholders' equity increased $2.9 million during the first six months of 2007 to $237.6 million at June 30, 2007 compared to $234.7 million at December 31, 2006.

Deposits

Total deposits increased $6.7 million to $632.7 million at June 30, 2007 compared to $626.0 million at December 31, 2006. Non-interest bearing demand deposits decreased $2.0 million to $23.1 million at June 30, 2007 compared to $25.1 million at December 31, 2006. Of the $2.0 million decrease in non-interest bearing deposits, $1.9 million occurred during the first quarter of 2007. Interest-bearing demand deposits increased $.8 million to $99.1 million at June 30, 2007 compared to $98.3 million at December 31, 2006. Savings and club accounts decreased $5.5 million to $180.4 million at June 30, 2007, compared to $185.9 million at the prior year end. Certificates of deposit increased $13.4 million to $330.1 million at June 30, 2007 compared to $316.7 million at December 31, 2006. The opening of our new branch in Plumsted Township, Ocean County, New Jersey in January of 2007 generated $8.4 million of the increase in certificates of deposit.

Investments (Including Mortgage-Backed Securities)

The investment portfolio decreased $2.0 million to $331.7 million at June 30, 2007 compared to $333.7 million at December 31, 2006. Securities available for sale experienced a minimal decline primarily due to a decrease in market values. Investments held to maturity were virtually unchanged declining $100 thousand to $169.8 million at June 30, 2007 compared to $169.9 million at December 31, 2006. Mortgage-backed securities decreased $1.6 million to $142.9 million at June 30, 2007 compared to $144.5 million at December 31, 2006. During the first quarter of 2007, investments held to maturity and mortgage backed securities decreased $8.9 million. The persistence of the flat yield curve during that period continued to make short-term investments a more attractive option. During the second quarter of 2007, principal repayments and maturities and calls were reinvested in long-term investments as available interest rates improved.

Loans

Net loans increased by $21.7 million to $442.1 million at June 30, 2007 compared to $420.4 million at December 31, 2006. Net loans during the second quarter of 2007 increased $16.6 million. Conventional one- to -four family loans increased $9.9 million to $217.7 million at June 30, 2007 compared to $207.8 million at December 31, 2006. The growth in this loan category was primarily due to the repeat of the March mortgage program which had great success in 2006. Residential loan demand overall remained soft. Commercial and multi-family real estate loans increased $8.4 million to $74.2 million at June 30, 2007. Commercial loan demand improved during the quarter, but, it remains highly influenced by intense rate competition. Consumer loans overall increased $2.4 million to $131.2 million at June 30, 2007 compared to $128.8 million at December 31, 2006.

Other Assets

All other asset categories, excluding cash and cash equivalents, remained relatively stable with an increase of $1.9 million from December 31, 2006 to June 30, 2007. This increase was primarily due to a net increase in premises and equipment of $.8 million and a $.4 million increase in interest receivable.

Borrowed Money

The $1.0 million decrease in advances from the Federal Home Loan Bank of New York (FHLNBY) at June 30, 2007 as compared to December 31, 2006 was due to scheduled principal payments. At June 30,2007, the outstanding FHLBNY balance was $6.9 million.

Other Liabilities

Other liabilities increased $2.2 million to $7.5 million at June 30, 2007. The increase was primarily due to an increase of $.6 million in dividends payable, recording of amounts received into escrow from the organizers of RomAsia Bank totaling $.5 million, and other minor increases in various accounts aggregating $1.1 million.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2007 and
2006

General

Net income increased $.3 million to $1.9 million for the three months ended June 30, 2007 compared to $1.6 million for the three months ended June 30, 2006. The increase was primarily generated by increases of $1.0 million in net interest income and an increase of $118 thousand in non-interest income, reduced by increases of $658 thousand in non-interest expense and $159 thousand in income taxes.

Interest Income

Interest income increased by $1.5 million to $11.4 million for the three months ended June 30, 2007 compared to $9.9 million for the three months ended June 30, 2006. Interest income from loans increased $.8 million to $6.8 million for the three months ended June 30, 2007. Interest income from residential mortgage loans increased $.2 million while interest income from equity loans increased $.1 million Interest income from commercial and multifamily mortgage loans and commercial loans increased $.4 million from year to year.

Interest income from mortgage-backed securities increased minimally for the comparable three month periods in 2007 and 2006. Interest income from investments held to maturity increased $440 thousand to $2.0 million for the three months ended June 30, 2007 compared to $1.6 million for the same period in 2006. Interest income on securities available for sale changed minimally. Interest income on other interest earning assets increased $361 thousand for the three months ended June 30, 2007 compared to the same period in 2006. This increase was primarily due to the increase in average level of overnight and money market funds.

Interest Expense

Interest expense increased $508 thousand for the three month period ended June 30, 2007 to $4.3 million compared to $3.8 million for the three months ended June 30, 2006. The increase was primarily due to a $620 thousand increase in interest paid on deposits. This increase was a result of higher interest rates and an increase in the average balance of deposits. The weighted average interest rate on deposits was 87 basis points higher for the three months ended June 30, 2007 compared to the same period in 2006. Interest expense on borrowed money decreased $112 thousand for the three months ended June 30, 2007 from the same three month period in 2006 reflecting a reduction in the average outstanding balance.

Provision for Loan Losses

The loan loss provision for the three months ended June 30, 2007 was $68 thousand compared to $79 thousand for the same period in 2006.

Non-Interest Income

Non-interest income increased $118 thousand to $1.0 million for the three months ended June 30, 2007 compared to $.9 million for the three months ended June 30, 2006. The net increase was derived from fees and service charges on deposits which increased $218 thousand compared to the same period in 2006, primarily due to fees related to overdraft protection which was instituted in August 2006, offset by a decrease of $28 thousand in fees and service charges on loans and a $67 thousand decrease in commissions on title insurance policies.

Non-Interest Expense

Non-interest expense increased $658 thousand to $5.1 million for the three months ended June 30, 2007 compared to $4.5 million for the three months ended June 30, 2006. Salaries and employee benefits increased $435 thousand to $2.9 million for the three months ended June 30, 2007 compared to the same period in 2006. This increase represents $220 thousand of ESOP expense in the 2007 period which we did not have in the 2006 period, the additional cost of staffing our Plumsted branch which opened in January of 2007, $60 thousand of costs for the President and CEO of RomAsia Bank, and annual salary adjustments. In the aggregate all other non-interest expenses increased $223 thousand in the first three months of 2007 compared to the same period in 2006. This increase was primarily due to increases in accounting fees related to compliance with Sarbanes Oxley, higher insurance premiums, costs for the preparation of printing and mailing of our first annual report, and approximately $100 thousand in organizational costs for RomAsia Bank.

Income Taxes

Income tax expense increased by $149 thousand to $1.0 million for the three months ended June 30, 2007 compared to $.9 million for the three months ended June 30, 2006. Income tax expense represented a rate of 34.5% for the three months ended June 30, 2007 compared to 35.1% for the same period in 2006.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

General

Net income increased $.8 million to $3.7 million for the six months ended June 30, 2007 compared to $2.9 million for the six months ended June 30, 2006. The increase was primarily generated by an increase of $2.3 million in net interest income and an increase of $.4 million in non-interest income, reduced by increases of $.1 million in provision for loan losses, $1.3 million in non-interest expense, and $.4 million in income taxes.

Interest Income

Interest income increased by $3.4 million to $22.6 million for the six months ended June 30, 2007 compared to $19.2 million for the six months ended June 30, 2006. Interest income from loans increased $1.7 million to $13.4 million for the six months ended June 30, 2007. Interest income from residential mortgage loans increased $.5 million, and interest income from equity loans increased $.3 million. The weighted average interest rates for mortgage and equity loans for the period ended at June 30, 2007 were 5.726% and 6.252%, respectively, compared to 5.685% and 6.085%, respectively, for the same period in 2006. Interest income from commercial and multifamily mortgage loans and commercial loans increased $.8 million from year to year. The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans were 7.726% for the period ended June 30, 2007 and 7.455% for the period ended June 30, 2006.

Interest income from mortgage-backed securities decreased minimally for the comparable six month periods in 2007 and 2006. Interest income from investments held to maturity increased $.7 million to $3.8 million for the six months ended June 30, 2007 compared to $3.1 million for the same period in 2006. Interest rates on securities that matured in the mortgage- backed security and investments held to maturity category primarily had interest rates below prevailing rates, and to the extent that the cash flows from maturities were reinvested, we were able to reinvest at favorable rates. Interest income on securities available for sale changed minimally. Interest income on other interest earning assets increased $1.0 million for the six months ended June 30, 2007 compared to the same period in 2006. This increase was primarily due to the increase in the level of average overnight and money market funds.

Interest Expense

Interest expense increased $1.1 million in the six months ended June 30, 2007 to $8.5 million compared to $7.4 million for the six months ended June 30, 2006. The increase was primarily due to a $1.3 million increase in interest paid on deposits. This increase was a result of higher interest rates and an increase in the average balance of deposits. The weighted average interest rate on deposits was 87 basis points higher for the six months ended June 30, 2007 compared to the same period in 2006. Interest expense on borrowed money decreased $133 thousand for the six months ended June 30, 2007 from the same six month period in 2006 reflecting a reduction in the average outstanding balance.

Provision for Loan Losses

The loan loss provision for the six months ended June 30, 2007 was $226 thousand compared to $136 thousand for the same period in 2006. The increase is reflective of the growth of $35.8 million in the total loan portfolio between June 30, 2006 and June 30, 2007. The ratio of non-performing loans to total loans increased .08% to .95% at June 30, 2007 compared to .87% at June 30, 2006. Commercial real estate loans comprised 98% of the total non-performing loans. The $3.9 million of commercial loans categorized as "substandard" are commercial construction loans which have matured and the loans have not yet been renewed. Interest on substandard loans is current and paid in full. The Bank believes it has sufficient collateral in all of the commercial non-performing loans.

Non-Interest Income

Non-interest income increased $.4 million to $1.9 million for the six months ended June 30, 2007 compared to $1.5 million for the six months ended June 30, 2006. The net increase was chiefly derived from fees and service charges on deposits which increased $.4 million compared to the same period in 2006, primarily from to fees related to overdraft protection which was instituted in August 2006.

Non-Interest Expense

Non-interest expense increased $1.3 million to $10.0 million for the six months ended June 30, 2007 compared to $8.7 million for the six months ended June 30, 2006. Salaries and employee benefits increased $.9 million to $5.8 million for the six months ended June 30, 2007 compared to the same period in 2006. This increase represents $430 thousand of ESOP expense in the 2007 period which we did not have in the 2006 period, the additional cost of employees for our Plumsted branch which opened in January of 2007, $60 thousand of costs for the President and CEO of RomAsia Bank, and annual salary adjustments. Net occupancy of premises increased $123 thousand to $902 thousand for the six month period ended June 30, 2007. Approximately 50% of the increase is related to the Plumsted branch. The remaining portion of the increase is primarily due to higher snow and ice removal costs in the March 2007 quarter and general increases in overall costs. In the aggregate all other non-interest expenses increased $292 thousand in the first six months of 2007 compared to the same period in 2006. This increase was primarily due to increases in accounting fees related to compliance with Sarbanes Oxley, higher insurance premiums, costs for the preparation of printing and mailing of our first annual report, and approximately $100 thousand in costs organizational costs for RomAsia Bank.

Income Taxes

Income tax expense increased by $447 thousand to $2.0 million for the six months ended June 30, 2007 compared to $1.6 million for the six months ended June 30, 2006. Income tax expense represented a rate of 34.8% for the six months ended June 30, 2007 compared to 34.5% for the same period in 2006.


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

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company's assets and liabilities are monetary in nature. Consequently, the Company's most significant form of market risk is interest rate risk. The Company's assets, consisting primarily of mortgage loans, have generally longer maturities than the Company's liabilities, consisting primarily of short-term deposits. As a result, a principal part of the Company's business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended June 30, 2007.


Net Portfolio Value

The Company's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in the scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Company's quarterly Thrift Financial Reports. The following table sets forth the Company's NPV as of March 31,2007, the most recent date the NPV was calculated by the OTS (in thousands):

                                                              NPV as Percent of Portfolio
   Change In                           NPV                        Value of Assets
Interest Rates         -------------------------------------   -------------------------
In Basis Points                      Dollar        Percent        NPV       Change in
 (Rate Shock)            Amount      Change         Change       Ratio     Basis Points
--------------------  ----------   -----------   -----------  ----------  --------------
    +300bp            $ 151,143    $ (40,692)       -21%        18.90%       - 365bp
    +200bp              165,281     (26,554)        -14%        20.23%       - 232bp
    +100bp              179,073     (12,762)         -7%        21.47%       - 109bp
       0bp              191,835           -           0%        22.56%          -
    -100bp              202,638      10,802          +6%        23.43%         +87bp
    -200bp              209,738      17,903          +9%        26.59%       + 143bp

                                       18

ITEM 4 - Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2007.

No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

          There were no material pending legal proceedings at June 30, 2007 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

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

          Not Applicable

ITEM 3 - Defaults Upon Senior Securities

          None

ITEM 4 - Submission of Matters to a Vote of Security Holders

          The Company's 2007 Annual Meeting of Stockholders was held on April 25, 2007. Two directors were elected at the meeting to serve for three year terms, expiring in 2010. The directors whose terms of office did not expire at the meeting and who continued in office are Maurice T. Perilli, Peter A. Inverso, Louis A. Natale, Jr., Robert H. Rosen and Michele N. Siekerka.

          The results of voting for the election of directors was as follows:

                                             VOTES FOR                   VOTES WITHHELD
                                      -------------------------  ------------------------------
                                                     Percentage                     Percentage
                                      Number of          Of         Number of           Of
                                        Votes       Votes Cast        Votes         Votes Cast
                                      ----------    -----------  ---------------  -------------
         For terms expiring in 2010:

           Simon H. Belli             28,526,760      90.54%       2,979,069           9.45%

           Rudolph A. Palombi, Sr.    28,456,349      90.32%       3,049,480           9.67%
                                      ----------  -------------- ---------------  -------------

          The shareholders also voted on a proposal to ratify the appointment of Beard Miller Company LLP as the Company's independent auditor for the fiscal year ending December 31, 2007. A total of 31,384,780 shares were voted on this proposal: 31,237,833 shares (99.53% of the votes cast) approved the proposal while

          146,947 shares (0.46 % of the votes cast) voted against the proposal. There were 114,624 abstentions on this proposal.

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


                                         ROMA FINANCIAL CORPORATION
                                         (Registrant)


Date:    July 27, 2007                   /s/Peter A. Inverso
                                         ---------------------------------------
                                         Peter A. Inverso
                                         President and Chief Executive Officer




Date:    July 27, 2007                   /s/Sharon L. Lamont
                                         ---------------------------------------
                                         Sharon L. Lamont
                                         Chief Financial Officer