Form 10-Q
period 2007-09-30
ROMA FINANCIAL CORP
filed 2007-11-05
CIK 1355823

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q
(Mark One)

---------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934

    For the quarterly period ended              September 30, 2007
                                         ---------------------------------------

                                                             OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934

   For the transition period from                          to
                                       -------------------     -----------------


                        Commission File Number 000-52000
                                               ---------


                           ROMA FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              UNITED STATES                                 51-0533946
-------------------------------------------  -----------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      Incorporation or organization)                  Identification Number)

         2300 Route 33, Robbinsville, New Jersey                 08691
--------------------------------------------------------- ----------------------
         (Address of principal executive offices)              (Zip Code)

Registrant's telephone number,
including area code:                          (609) 223-8300
                                       -----------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer    [ ] Accelerated filer [X]   Non-accelerated filer [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, October 29, 2007:

          $0.10 par value common stock - 31,749,919 shares outstanding

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I - FINANCIAL INFORMATION
      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition                                     2
               at September 30, 2007  and December 31, 2006 (Unaudited)

               Consolidated Statements of Income for the Three and Nine Months Ended              3
               September 30, 2007 and 2006 (Unaudited)

               Consolidated Statements  of Changes in Stockholders' Equity for the                4
               Nine Months Ended September 30, 2007 and 2006 (Unaudited)

               Consolidated Statements of Cash Flows for the Nine Months                          5
               Ended September 30, 2007 and 2006 (Unaudited)

               Notes to Consolidated Financial Statements                                         7

      Item 2:  Management's Discussion and Analysis of                                           13
               Financial Condition and Results of Operations

      Item 3:  Quantitative and Qualitative Disclosure About Market Risk                         19

      Item 4:  Controls and Procedures                                                           19


PART II - OTHER INFORMATION                                                                      20


SIGNATURES                                                                                       21


                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)


                                                                                September 30, December 31,
                                                                                    2007         2006
                                                                                 ---------    ---------
                                                                               (In thousands, except for
                                                                               share and per share data)
                                     ASSETS

     Cash and amounts due from depository institutions                           $   6,733    $   7,219
     Interest-bearing deposits in other banks                                       25,680       26,521
     Money market funds                                                             13,995       30,961
                                                                                 ---------    ---------

         Cash and Cash Equivalents                                                  46,408       64,701

     Securities available for sale                                                  19,103       19,331
     Investment securities held to maturity                                        163,450      169,927
     Mortgage-backed securities held to maturity                                   135,266      144,480
     Loans receivable, net of allowance for loan losses $1,492
         and $1,169, respectively                                                  450,087      420,382
     Premises and equipment                                                         32,148       30,669
     Federal Home Loan Bank of New York stock                                        1,440        1,432
     Interest receivable                                                             5,171        4,598
     Bank owned life insurance                                                      18,630       16,185
     Other assets                                                                    5,182        4,376
                                                                                 ---------    ---------


                Total Assets                                                     $ 876,885    $ 876,081
                                                                                 =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

     Deposits:
        Non-interest bearing                                                     $  23,988    $  25,109
        Interest bearing                                                           612,665      600,863
                                                                                 ---------    ---------
              Total deposits                                                       636,653      625,972

     Federal Home Loan Bank of New York advances                                     6,429        7,863
     Advance payments by borrowers for taxes and insurance                           2,537        2,275
     Other liabilities                                                               8,696        5,317
                                                                                 ---------    ---------

         Total Liabilities                                                         654,315      641,427
                                                                                 ---------    ---------

STOCKHOLDERS' EQUITY
     Common stock, $0.10 par value; 45,000,000 authorized;  32,731,875 issued;
             31,749,919 and 32,731,875, respectively, outstanding                    3,274        3,274
     Paid-in capital                                                                97,313       97,069
     Retained earnings                                                             147,030      143,068
     Unearned shares held by Employee Stock Ownership Plan                          (7,441)      (7,847)
     Treasury stock, 981,956 shares at September 30, 2007                          (16,700)        --
     Accumulated other comprehensive (loss)                                           (906)        (910)
                                                                                 ---------    ---------

         Total Stockholders' Equity                                                222,570      234,654
                                                                                 ---------    ---------
         Total Liabilities and Stockholders' Equity                              $ 876,885    $ 876,081
                                                                                 =========    =========

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30,               September 30,
                                                                  2007           2006            2007           2006
                                                              ------------   ------------    ------------   ------------
                                                                  (In thousands, except for share and per share data)
INTEREST INCOME
   Loans                                                      $      7,094   $      6,372    $     20,506   $     18,079
   Mortgage-backed securities held to maturity                       1,731          1,829           5,232          5,351
   Investment securities held to maturity                            2,106          1,671           5,867          4,749
   Securities available for sale                                       202            156             462            411
   Other interest-earning assets                                       481            646           2,105          1,266
                                                              ------------   ------------    ------------   ------------

       Total Interest Income                                        11,614         10,674          34,172         29,856
                                                              ------------   ------------    ------------   ------------

INTEREST EXPENSE
   Deposits                                                          4,378          3,682          12,689         10,742
   Borrowings                                                           74             97             238            393
                                                              ------------   ------------    ------------   ------------

       Total Interest Expense                                        4,452          3,779          12,927         11,135
                                                              ------------   ------------    ------------   ------------

       Net Interest Income                                           7,162          6,895          21,245         18,721

PROVISION FOR  LOAN LOSSES                                             141             97             367            233
                                                              ------------   ------------    ------------   ------------

       Net Interest Income after Provision for  Loan Losses          7,021          6,798          20,878         18,488
                                                              ------------   ------------    ------------   ------------

NON-INTEREST  INCOME
   Commissions on sales of title policies                              336            372             941          1,019
   Fees and service charges on deposits                                161            205             744            395
   Fees and service charges on loans                                    34             79              95            186
   Income from bank owned life insurance                               204            175             564            513
   Other                                                               197            186             604            461
                                                              ------------   ------------    ------------   ------------

       Total Non-Interest Income                                       932          1,017           2,870          2,574
                                                              ------------   ------------    ------------   ------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                    3,015          2,624           8,837          7,560
   Net occupancy expense                                               446            404           1,368          1,202
   Equipment                                                           446            342           1,233          1,104
   Data processing fees                                                351            282           1,004            969
   Advertising                                                         182            193             590            620
   Federal insurance premium                                            18             20              56             61
   Contributions                                                         6          3,451              29          3,523
   Other                                                               480            531           1,872          1,551
                                                              ------------   ------------    ------------   ------------

       Total Non-Interest Expense                                    4,944          7,847          14,989         16,590
                                                              ------------   ------------    ------------   ------------

       Income Before Income Taxes                                    3,009            (32)          8,759          4,472

INCOME TAXES                                                         1,125           (133)          3,127          1,422
                                                              ------------   ------------    ------------   ------------

           Net Income                                         $      1,884   $        101    $      5,632   $      3,050
                                                              ============   ============    ============   ============

   Net income per common share
          Basic                                               $        .06   $        .00    $        .18   $        .13
                                                              ------------   ------------    ------------   ------------
          Diluted                                             $        .06   $        .00    $        .18   $        .13
                                                              ============   ============    ============   ============

   WEIGHTED AVERAGE NUMBER OF COMMON
           SHARES OUTSTANDING
         Basic                                                  31,490,916     22,584,994      31,801,019     22,584,994
                                                              ============   ============    ============   ============
         Diluted                                                31,490,916     22,584,994      31,801,019     22,584,994
                                                              ============   ============    ============   ============
   Dividends declared per common share                        $        .06            N/A    $        .18            N/A
                                                              ============   ============    ============   ============

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                            (Unaudited, in thousands)

                                                              Retained                                  Accumulated
                                                              Earnings      Unearned                       Other
                                    Common      Paid - In   Substantially     ESOP        Treasury     Comprehensive
                                     Stock       Capital     Restricted      Shares        Stock       Income(Loss)       Total
                                  ------------ ------------ ------------- ------------  ------------  ---------------  ------------
Balance December 31, 2005         $          1 $        799 $     137,820 $          -  $          -  $            38  $    138,658
                                                                                                                       ------------
Net income for the nine months
  ended September 30, 2006                                          3,050                                                     3,050

Other comprehensive income,
    unrealized gain on available
    for sale securities, net of taxes
    of $98                                                                                                        164           164
                                                                                                                       ------------
  Total comprehensive income                                                                                                  3,214
                                                                                                                       ------------
Issuance of common stock,
    net of expenses                      3,272       96,141                                                                  99,413
ESOP shares earned                                       69                        135                                          204
Common stock acquired by
    ESOP                                                                        (8,117)                                      (8,117)
                                  ------------ ------------ ------------- ------------  ------------  ---------------  ------------

Balance September 30, 2006        $      3,273 $     97,009 $     140,870 $     (7,982) $          -  $           202  $    233,372
                                  ============ ============ ============= ============  ============  ===============  ============

Balance December 31, 2006         $      3,274 $     97,069 $    $143,068 $     (7,847) $          -  $          (910) $    234,654
                                                                                                                       ------------
Net income for the nine months
  ended September 30, 2007                                          5,632                                                     5,632

Other comprehensive income, net of taxes:
    Unrealized gain on available
        for  sale securities, net of
        taxes of $37                                                                                              (57)          (57)
    Pension cost                                                                                                   61            61
                                                                                                                       ------------
    Total  comprehensive income                                                                                               5,636
                                                                                                                       ------------
   Purchase of treasury shares -
       981,956 shares                                                                        (16,700)                       (16,700)

 ESOP shares earned                                     244                        406                                          650

Cash dividends declared                                            (1,670)                                                   (1,670)
                                  ------------ ------------ ------------- ------------  ------------  ---------------  ------------

Balance September 30, 2007        $      3,274 $     97,313 $     147,030 $     (7,441) $    (16,700) $          (906) $    222,570
                                  ============ ============ ============= ============  ============  ===============  ============

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                   --------------------
                                                                                     2007        2006
                                                                                   --------    --------
                                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                      $  5,632    $  3,050
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
      Cash contribution to foundation                                                     -         167
      Depreciation                                                                      933         878
      Amortization of premiums and accretion of discounts on securities                (102)        (24)
      Accretion of deferred loan fees and discounts                                     (63)        (30)
      Net gain on sale of mortgage loans originated for sale                             (1)         (4)
      Mortgage loans originated for sale                                               (122)       (483)
      Proceeds from sales of mortgage loans originated for sale                         123         487
      Provision for loan losses                                                         367         233
      ESOP share earned                                                                 650         204
      Pension cost                                                                       61           -
      (Increase) in interest receivable                                                (573)       (573)
      (Increase) in cash surrender value of bank owned life insurance                  (445)       (401)
      (Increase) in other assets                                                       (751)       (282)
      Increase in interest payable                                                      651         304
      Increase  in other liabilities                                                  2,178         278
                                                                                   --------    --------

         Net Cash Provided by Operating Activities                                    8,538       3,804
                                                                                   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from maturities and calls of securities available for sale                  217          85
   Purchases of securities available for sale                                           (78)     (5,313)
   Proceeds from maturities and calls of investment securities held to maturity      52,060      24,000
   Purchases of investment securities held to maturity                              (45,580)    (22,845)
   Principal repayments on mortgage-backed securities held to maturity               22,244      19,152
   Purchases of mortgage-backed securities held to maturity                         (12,936)    (15,495)
   Purchase of bank owned life insurance                                             (2,000)          -
   Net increase in loans receivable                                                 (30,027)    (36,046)
   Additions to premises and equipment                                               (2,412)     (1,088)
   Purchase of Federal Home Loan Bank of New York stock                                  (8)        (50)
                                                                                   --------    --------

         Net Cash (Used in)  Investing Activities                                   (18,520)    (37,600)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                               10,681     (18,183)
   Increase in advance payments by borrowers for taxes and insurance                    262         235
   Dividends paid and declared to minority stockholders                              (1,120)          -
   Repayments of Federal Home Loan Bank of New York advances                         (1,434)     (1,371)
   Proceeds from issuance of common stock, net of ESOP                                    -      91,129
   Purchase of treasury stock                                                       (16,700)          -
                                                                                   --------    --------

         Net Cash Provided by (Used in) Financing Activities                         (8,311)     71,810
                                                                                   --------    --------

         Net Increase (decrease) in Cash and Cash Equivalents                       (18,293)     38,014

CASH AND CASH EQUIVALENTS - BEGINNING                                                64,701      28,089
                                                                                   --------    --------

CASH AND CASH EQUIVALENTS - ENDING                                                 $ 46,408    $ 66,103
                                                                                   ========    ========

See notes to consolidated financial statements.

                   ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                 ----------------------------------------------
                                   (Unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                      -----------------------
                                                         2007         2006
                                                      ----------   ----------

SUPPLEMENTARY CASH FLOWS INFORMATION
   Income taxes paid, net                             $    3,343   $    1,958
                                                      ==========   ==========


   Interest paid                                      $   12,276   $   10,831
                                                      ==========   ==========

   Loan receivable transferred to Real Estate Owned   $       18   $        -
                                                      ==========   ==========

   Contribution of stock to foundation                $        -   $    3,273
                                                      ==========   ==========

See notes to consolidated financial statements.

                     ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - ORGANIZATION

Roma Financial Corporation (the "Company") is a federally-chartered corporation organized in January 2005 for the purpose of acquiring all of the capital stock that Roma Bank issued in its mutual holding company reorganization. The
Company's principal executive offices are located at 2300 Route 33, Robbinsville, New Jersey 08691 and its telephone number at that address is (609) 223-8300.

Roma Financial Corporation, MHC is a federally-chartered mutual holding company that was formed in January 2005 in connection with the mutual holding company reorganization. Roma Financial Corporation, MHC has not engaged in any significant business since its formation. So long as Roma Financial Corporation MHC is in existence, it will at all times own a majority of the outstanding stock of the Company.

Roma Bank is a federally-chartered stock savings bank. It was originally founded in 1920 and received its federal charter in 1991. Roma Bank's deposits are federally insured by the Deposit Insurance Fund as administered by the Federal Deposit Insurance Corporation. Roma Bank is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Office of Thrift Supervision also regulates Roma Financial Corporation, MHC and the Company as savings and loan holding companies.

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

A Registration Statement on Form S-1 (File No. 333-132415), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offering for sale of up to 8,538,750 shares (subject to increase to 9,819,652 shares) of its common stock. For a further discussion of the stock offering, see the final prospectus as filed on May 23, 2006 with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Rules and Regulations of the Securities Act of 1933. The offering closed July 11, 2006 and the net proceeds from the offering were approximately $96.1 million (gross proceeds of $98.2 million for the issuance of 9,819,562 shares, less offering costs of approximately $2.1 million). The Company also issued 22,584,995 shares to Roma Financial Corporation, MHC and 327,318 shares to the Roma Bank Community Foundation, Inc., resulting in a total of 32,731,875 shares issued and outstanding after the completion of the offering. A portion of the proceeds were loaned to the Roma Bank Employee Stock Ownership Plan (ESOP) to purchase 811,750 shares of the Company's stock in the offering at a cost of $8.1 million on July 11, 2006.

On August 9, 2007, the Company announced a ten percent stock repurchase plan, equivalent to 981,956 shares, in the open market, based on stock availability, price and the Company's financial performance. The repurchase was completed August 27, 2007. A new stock repurchase plan, for five percent of the currently outstanding shares was announced on October 24, 2007 and has commenced repurchasing shares.

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and nine month periods ended September 30, 2007 and 2006. The results of operations for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statements of financial condition for December 31, 2006 was derived from the Company's audited consolidated financial statements for that date. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders' equity and cash flows should be read in conjunction with the 2006 audited consolidated financial statements for the year ended December 31, 2006, including the notes thereto included in the Company's Annual Report on Form 10-K.

The Investment Co. was incorporated in the State of New Jersey effective September 4, 2004, and began operations October 1, 2004. The Investment Co. is subject to the investment company provisions of the New Jersey Corporation Business Tax Act. The Title Co. was incorporated in the State of New Jersey effective March 7, 2005 and commenced operations April 1, 2005. RomAsia Bank is in organization and has an application pending with the Office of Thrift Supervision to be a federal savings bank. The Company has advanced $900,000 as organization capital and intends to maintain a 60% ownership interest in RomAsia Bank upon completion of the organization. As presently contemplated, RomAsia Bank will need to raise $15.0 million in initial capital including the investment to be made by the Company.

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


NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of September 30, 2007, on the Company's consolidated financial position or results of operations.


NOTE D - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares actually outstanding adjusted for Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. During the periods presented, diluted EPS did not differ from basic EPS as there were no existing contracts or securities exercisable or convertible into common stock during these periods. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding. The 10,000 shares issued to Roma Financial Corporation, MHC in connection with the Company's reorganization in 2005 were "replaced" with 22,584,994 shares representing 69% of the shares issued in the Company's initial public offering. This transaction is analogous to a stock split or significant stock dividend, therefore, net income per common share for those shares has been retroactively restated for all periods presented.


NOTE E - STOCK BASED COMPENSATION

The Company had no stock-based compensation as of, or prior to, September 30, 2007, except as described below.

The Company has an Employee Stock Ownership Plan ("ESOP") for the benefit of employees who meet the eligibility requirements defined in the plan. The ESOP trust purchased 811,750 shares of common stock as part of the stock offering using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $8.1 million, reflecting a cost of $10 per share. The Bank will make cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears an interest rate of 8.25% with principal and interest payable in equal quarterly installments over a fifteen year period. The loan is secured by the shares of the stock purchased.

Shares purchased with the loan proceeds were initially pledged as collateral for the loan and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation. The Company accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, "Employer's Accounting for Employee Stock Ownership Plans", issued by the Accounting Standards Division of the American Institute of Certified Public Accountants. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company made its first loan payment in October 2006. As of September 30, 2007 there were 744,103 unearned shares. The Company's ESOP compensation expense was $220 thousand and $650 thousand, respectively, for the three and nine months ended September 30, 2007.

NOTE F - INVESTMENT SECURITIES

The following tables set forth the composition of the securities portfolio as of September 30, 2007 and December 31, 2006 (in thousands):

                                                September 30, 2007         December 31, 2006
                                             -----------------------    ----------------------
                                              Amortized       Fair       Amortized      Fair
                                                Cost          Value        Cost         Value
                                               -------       -------      -------      -------
Available for sale:
  Mortgage-backed securities                   $ 1,290       $ 1,307      $ 1,507      $ 1,524
  Obligations of state and local political
    subdivisions                                10,019        10,128       10,015       10,155
  US Government Obligations                      2,000         1,999        2,000        1,979
  Equity Shares                                  3,630         3,362        3,630        3,447
  Mutual Fund Shares                             2,447         2,307        2,368        2,226
                                               -------       -------      -------      -------
           Total                               $19,386       $19,103      $19,520      $19,331
                                               =======       =======      =======      =======

                                                September 30, 2007         December 31, 2006
                                             -----------------------    ----------------------
                                              Amortized       Fair       Amortized      Fair
                                                Cost          Value        Cost         Value
                                               -------       -------      -------      -------
Investments securities held to maturity:
  US Government Obligations                    $160,735      $160,376      $168,332      $166,303
  Obligations of state and local political
    subdivisions                                  2,715         2,771         1,595         1,631
                                               --------      --------      --------      --------
           Total                               $163,450      $163,147      $169,927      $167,934
                                               ========      ========      ========      ========

                                                September 30, 2007         December 31, 2006
                                             -----------------------    ----------------------
                                              Amortized       Fair       Amortized      Fair
                                                Cost          Value        Cost         Value
                                               -------       -------      -------      -------
Mortgage-backed securities held to maturity:
  GNMA                                         $  4,507      $  4,540      $  5,630      $  5,610
  FHLMC                                          78,402        77,652        79,822        78,979
  FNMA                                           44,263        43,910        53,880        53,190
  CMO's                                           8,094         7,970         5,148         4,978
                                               --------      --------      --------      --------
          Total                                $135,266      $134,072      $144,480      $142,757
                                               ========      ========      ========      ========

Securities held as available for sale have been adjusted to fair value at September 30, 2007 and December 31, 2006. Investment securities held to maturity and mortgage-backed securities held to maturity are recorded at amortized cost. The declines in fair value of these investments are due to interest rate changes, not credit risk. The Company has the ability to, and intends to, hold the investments until maturity. Therefore, no impairment has been recorded.

NOTE G - LOANS RECEIVABLE, NET

Loans receivable, net at September 30, 2007 and December 31, 2006 were comprised of the following (in thousands):

                                           September 30,     December 31,
                                              2007               2006
                                            --------           --------
Real estate mortgage loans:
  Conventional 1-4 family                   $219,117           $207,755
  Commercial and multi-family                 77,795             65,848
                                            --------           --------
                                             296,912            273,603
                                            --------           --------

Construction                                  29,206             23,956
                                            --------           --------
Consumer:
  Equity and second mortgages                130,935            127,450
  Other                                        1,099              1,347
                                            --------           --------
                                             132,034            128,797
                                            --------           --------

Commercial                                     3,604              3,724
                                            --------           --------

  Total loans                                461,756            430,380
                                            --------           --------
Less:
  Allowance for loan losses                    1,492              1,169
  Deferred loan fees                             116                176
  Loans in process                            10,061              8,353
                                            --------           --------
                                              11,669              9,698
                                            --------           --------

      Total loans receivable, net           $450,087           $420,382
                                            ========           ========

NOTE  H - DEPOSITS

A summary of deposits by type of account as of September 30, 2007 and December 31, 2006 is as follows (dollars in thousands):


                                  September 30, 2007        December 31, 2006
                               ----------------------   ------------------------
                                            Weighted                   Weighted
                                            Avg. Int.                  Avg. Int.
                                 Amount      Rate         Amount         Rate
                               --------     -------     --------       ---------
Demand:
  Non-interest bearing
   checking                    $ 23,988        0.00%    $ 25,109         0.00%
  Interest bearing checking      93,727        0.53%      98,278         0.53%
                               --------        ----     --------         ----
                                117,715        0.42%     123,387         0.42%


Savings and club                177,588        0.93%     185,925         0.93%
Certificates of deposit         341,350        4.58%     316,660         4.30%
                               --------        ----     --------         ----

      Total                    $636,653        2.79%    $625,972         2.53%
                               ========        ====     ========         ====

At September 30, 2007, the Company had contractual obligations for certificates of deposit maturing as follows (in thousands):

One year or less                                                $ 261,464
After one to three years                                           71,496
After three years                                                   8,390
                                                                ---------
   Total                                                        $ 341,350
                                                                =========


NOTE I - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of September 30, 2007 and December 31, 2006 (in thousands):


                                 Estimated
                                  Useful       September 30,      December 31,
                                   Lives          2007              2006
                                ----------     -------------      ------------
Land -future development             -           $ 1,054           $  1,054
Construction in progress             -             1,554              2,598
Land and land improvements           -             5,428              5,428
Buildings and improvements       20-50 yrs        25,472             22,611
Furnishings and equipment        3-10 yrs.         7,531              6,936
                                                --------           --------
  Total premises and equipment                    41,039             38,627

Accumulated depreciation                           8,891              7,958
                                                --------           --------
  Total                                         $ 32,148           $ 30,669
                                                ========           ========

NOTE J - FEDERAL HOME LOAN BANK ADVANCES

At September 30, 2007 and December 31, 2006, the Company had outstanding Federal Home Bank of New York advances as follows (dollars in thousands):


                                   September 30, 2007       December 31, 2006
                                 ----------------------    -------------------
                                              Interest               Interest
                                  Amount        Rate        Amount     Rate
                                 -------      --------     -------   --------

Maturing:
  September 15, 2010             $ 6,429       4.49  %     $ 7,863     4.49%
                                 =======      =====        =======     ====


A schedule of principal payments is as follows (in thousands):

  One year or less                                                    $ 1,988
  More than one year through three years                                4,441
  More than three years through five years                                  0
                                                                      -------
     Total                                                            $ 6,429
                                                                      =======

NOTE K - RETIREMENT PLANS

Components of net periodic pension cost for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):


                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                      -----------------      -----------------
                                        2007       2006       2007       2006
                                       -----      -----      -----      -----

Service cost                           $  85      $  86      $ 255      $ 258
Interest cost                            122        112        366        336
Expected return on plan assets          (160)      (149)      (480)      (447)
Amortization of unrecognized net loss      9         17         27         51
Amortization of unrecognized
   past service liability                 11         15         33         45
                                       -----      -----      -----      -----

Net periodic benefit expense           $  67      $  81      $ 201      $ 162
                                       =====      =====      =====      =====



NOTE L - CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit. Outstanding loan commitments at September 30, 2007 were as follows (in thousands):

                                                                September 30,
                                                                   2007
                                                                ------------
  Residential mortgage and equity loans                         $  4,532
  Commercial loans committed not closed                           20,412
  Commercial lines of credit                                      14,236
  Consumer unused lines of credit                                 33,296
  Commercial letters of credit                                     4,317
                                                                --------
    Total                                                       $ 76,793
                                                                ========


NOTE M - ACCUMULATED OTHER COMPREHENSIVE  (LOSS)

Components of accumulated other comprehensive (loss) at September 30, 2007 and December 31, 2006 were as follows (in thousands):

                                                  September 30,     December 31,
                                                    2007                2006
                                                   -------            -------
Unrealized loss on securities available for sale   $  (283)           $  (189)
Pension plan liability                              (1,255)            (1,316)
                                                   -------            -------
                                                    (1,538)            (1,505)
Deferred income taxes                                  632                595
                                                   -------            -------
Accumulated other comprehensive (loss)             $  (906)           $  (910)
                                                   =======            =======

NOTE N - SUBSEQUENT EVENT

Roma Financial Corporation, the holding company of Roma Bank, announced on October 24, 2007 that its Board of Directors has authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by Roma Financial Corp. MHC, the Company's mutual holding company), or up to 441,880 shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity requirements and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.


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


Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets increased by $.8 million to $876.9 million at September 30, 2007 compared to $876.1 million at December 31, 2006. Total liabilities increased $12.9 million to $654.3 million at September 30, 2007 compared to $641.4 million at December 31, 2006. Stockholders' equity decreased $12.1 million during the first nine months of 2007 to $222.6 million at September 30, 2007 compared to $234.7 million at December 31, 2006. The decrease in stockholders' equity was primarily due to the repurchase of minority shareholder stock in the amount of $16.7 million.

Deposits

Total deposits increased $10.7 million to $636.7 million at September 30, 2007 compared to $626.0 million at December 31, 2006. Non-interest bearing demand deposits decreased $1.1 million to $24.0 million at September 30, 2007 compared to $25.1 million at December 31, 2006. Non-interest bearing demand deposits decreased $1.1 million during the first quarter of 2007 and recovered $.8 million of that decrease during the second and third quarters of 2007. Interest bearing demand deposits decreased $4.6 million to $93.7 million at September 30, 2007 compared to $98.3 million at December 31, 2006. Savings and club accounts decreased $8.3 million to $177.6 million at September 30, 2007 compared to $185.9 million at the prior year end. Certificates of deposit increased $24.7 million to $341.4 million at September 30, 2007 compared to $316.7 million at December 31, 2006.

Investments (Including Mortgage-Backed Securities)

The investment portfolio decreased $15.9 million to $317.8 million at September 30, 2007 compared to $333.7 million at December 31, 2006. Securities available for sale decreased $228 thousand to $19.1 million at September 30, 2007 primarily due to repayments of $217 thousand. Investments held to maturity decreased $6.4 million to $163.5 million at September 30, 2007 compared to $169.9 million at December 31, 2006. The decrease was primarily due to maturities of securities in this category. Mortgage-backed securities decreased $9.2 million to $135.3 million at September 30, 2007 compared to $144.5 million at December 31, 2006, as repayments exceeded purchases.

Loans

Net loans increased by $29.7 million to $450.1 million at September 30, 2007 compared to $420.4 million at December 31, 2006. Net loans during the third quarter of 2007 increased $8.0 million. Conventional one to four family loans increased $11.3 million to $219.1 million at September 30, 2007 compared to $207.8 million at December 31, 2006. The growth in this category was primarily due to the repeat of the March mortgage promotion program. Residential loan demand overall remained soft. Commercial and multi-family real estate loans increased $12.0 million to $77.8 million at September 30, 2007 compared to $65.8 million at December 31, 2006. Commercial loan demand improved during the second and third quarters of 2007, but it remains highly affected by intense rate competition. Consumer and other loans increased $3.2 million to $132.0 million at September 30, 2007 compared to $128.8 million at December 31, 2006. Construction loans increased $5.3 million during the first nine months 2007, primarily in commercial construction loans. Commercial loans decreased by $120 thousand.

Other Assets

All other assets excluding cash and cash equivalents increased $5.3 million from December 31, 2006 to September 30, 2007. The increase was primarily due to the purchase of $2.0 million in additional bank owned life insurance and $2.4 million in premises and equipment purchases.

Borrowed Money

The $1.4 million decrease in advances from the Federal Home Loan Bank of New York (FHLBNY) at September 30, 2007 as compared to December 31, 2006 was due to scheduled principal payments. At September 30, 2007, the outstanding FHLBNY balance was $6.4 million.

Other Liabilities

Other liabilities increased $3.4 million to $8.7 million at September 30, 2007. The increase was primarily due to an increase of $.5 million in dividends payable, recording of amounts received into escrow from the organizers of RomAsia Bank of $.6 million, increase of $.2 million for RomAsia Bank liabilities, increase of $.9 million in interest payable on deposits, increase of $.5 in accrued expenses, and other minor increases in various accounts aggregating $.6 million.


Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

General

Net income increased $1.8 million to $1.9 million for the three months ended September 30, 2007 compared to $.1 million for the three months ended September 30, 2006. Net income in the third quarter of 2006 was skewed by the contribution of cash and stock to the Roma Bank Community Foundation. Net interest income increased $.3 million in the third quarter of 2007 compared to the same quarter of 2006. Non-interest expense increased $.5 million after adjusting 2006 non-interest expense for the $3.5 million contribution to the Foundation.

Interest Income

Interest income increased by $.9 million to $11.6 million for the three months ended September 30, 2007 compared to $10.7 million for the three months ended September 30, 2006. Interest income from loans increased $.7 million to $7.1 million for the three months ended September 30, 2007. Interest income from residential mortgages and equity loans increased $.1 million each. Interest income from commercial and multi-family loans and commercial loans in the aggregate increased $.6 million from the third quarter of 2006.

Interest income from mortgage-backed securities decreased $.1 million for the three months ended September 30, 2007 compared to September 30, 2006. This was primarily due to a decrease of $11.1 million in the mortgage backed security portfolio from September 30, 2006 to September 30, 2007. Interest income on investment securities held to maturity increased $.4 million for the comparable three month periods in 2007 and 2006. Although the investments held to maturity security portfolio decreased $8.5 million from September 30, 2006 to September 30, 2007, maturing securities were invested at higher interest rates. Interest income from securities available for sale increased minimally during the period. Interest income from other interest earning assets decreased $.2 million, primarily due to lower balances in overnight funds during the months of August and September 2007 as funds were deployed into loans and the stock repurchase program.

Interest Expense

Interest expense increased $.7 million to $4.5 million for the three month period ended September 30, 2007 compared to $3.8 million during the three months ended September 30, 2006. The increase was primarily due to a $.7 million increase in interest paid on deposits. This increase was a result of higher interest rates, an increase in the average balance of deposits, and the growth in certificates as a percentage of total deposits. The weighted average interest rate at September 30, 2007 was 2.79% compared to 2.43% at September 30, 2006. Interest expense on borrowed money decreased minimally reflecting a reduction in the average outstanding balance of the FHLBNY borrowings.

Provision for Loan Losses

The loan loss provision for the three months ended September 30, 2007 increased $44 thousand to $141 thousand compared to $97 thousand for the three months ended September 30, 2006, reflecting an increase in the loan portfolio.

Non-Interest Income

Non-interest income decreased minimally by $85 thousand from period to period. Commissions on sales of title policies and income from bank owned life insurance both increased over the prior year's comparable quarter. The bank owned life insurance income increase was primarily due to the purchase of an additional $2.0 million of life insurance in early August 2007.

Non-Interest Expense

Non-interest expense decreased $2.9 million to $4.9 million for the three months ended September 30, 2007 compared to $7.8 million for the three months ended September 30, 2006. The decrease was primarily the result of funding the Roma Bank Community Foundation with a contribution of $3.3 million in Company stock and $.2 million in cash in the quarter ending September 30, 2006. Salaries and employee benefits increased $.4 million to $3.0 million for the three months ended September 30, 2007 compared to $2.6 million for the same period in 2006. This increase reflects an increase of approximately $50 thousand to staff the Plumsted Township branch which opened in January of 2007; $86 thousand in consulting fees for RomAsia Bank; and annual salary adjustments of approximately 4%. In the aggregate, all other non-interest expenses, after adjusting 2006 for the $3.5 million contribution, increased $542 thousand. This increase was primarily due to approximately $146 thousand in organizational costs for RomAsia Bank.

Income Taxes

Income tax expense was $1.1 million for the three months ended September 30, 2007, compared to a tax benefit of $133 thousand for the three months ended September 30, 2006. The income tax expense for the third quarter of 2007 represented an effective rate of 37.4%.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

General

Net income increased $2.6 million to $5.6 million for the nine months ended September 30, 2007 compared to $3.1 million for the nine months ended September 30, 2006. The increase was primarily due to the effect on net income in the nine months ended September 30, 2006 of the contribution to the Roma Bank Community Foundation. Net interest income increased $2.5 million for the nine months ended September 30, 2007 as compared to the same period in 2006. Non-interest expense increased $1.9 million after 2006 non-interest expense for the $3.5million contribution to the Foundation.

Interest Income

Interest income increased $4.3 million to $34.2 million for the nine months ended September 30, 2007 compared to $29.9 million for the nine months ended September 30, 2006. Interest income from loans increased $2.4 million to

$20.5 million for the nine months ended September 30, 2007. Interest income from residential mortgages increased $.6 million and interest income from equity loans increased $.5 million. The weighted average interest rates for residential mortgage and equity loans at September 30, 2007 were 5.75% and 6.26%, respectively, compared to 5.69% and 6.18%, respectively, at the same period in 2006. Interest income from commercial and multi-family mortgage loans and commercial loans increased in the aggregate $1.3 million period to period. The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans in the aggregate, were 7.57% at September 30, 2007 and 7.60% at September 30, 2006.

Interest income from mortgage-backed securities held to maturity decreased $119 thousand for the comparable nine month periods in 2007 and 2006. Interest income from investments held to maturity increased $1.2 million to $5.9 million for the nine months ended September 30, 2007 compared to $4.7 million for the same period in 2006. Interest rates on securities that matured in the mortgage-backed security and investments held to maturity category generally were below prevailing rates, and to the extent that cash flows from maturities were reinvested, they were able to be reinvested at more favorable rates. Interest income on securities available for sale changed minimally from period to period. Interest income on other interest earning assets increased $.8 million to $2.1 million for the nine months ended September 30, 2007. This increase was primarily due to a higher level of average overnight and money market funds during the current nine month period compared to the same period in 2006.

Interest Expense

Interest expense increased $1.8 million to $12.9 million for the nine months ended September 30, 2007 compared to $11.1 million for the comparable period in 2006. The increase was primarily due to a $1.9 million increase in interest paid on deposits, reflecting an increase in the average balance of deposits and higher interest rates. The weighted average interest rate on deposits at September 30, 2007 was 2.79% compared to 2.43% at September 30, 2006. Interest expense on borrowed money decreased $155 thousand for the nine months ended September 30, 2007 compared to the same period in 2006 reflecting a reduction in the average outstanding balance in the liability to the FHLBNY.

Provisions for Loan Losses

The loan loss provision for the nine months ended September 30, 2007 was $367 thousand compared to $233 for the same period in 2006. The increase is reflective of the growth of $35.8 million in the total loan portfolio between September 30, 2006 and September 30, 2007. The ratio of non-performing loans to total loans increased .32% to 1.17% at September 30, 2007 compared to .85% at September 30, 2006. Commercial real estate loans comprised approximately 93% of the total non-performing loans. Of the $5.3 million of loans categorized as non-performing at September 30, 2007, $3.9 million represent commercial construction loans at September 30, 2007 that have matured and have not yet been renewed. The obligor on these loans has commitments from other lending institutions, but as of September 30, 2007 had not yet closed. Non-performing commercial real estate loans also contains a loan for $.6 million to a non-profit organization, and a loan for $.4 million on a commercial rental property. The Bank believes it has sufficient collateral securing all of its commercial non-performing loans.

Non-interest Income

Non-interest income increased $.3 million to $2.9 million for the nine months ended September 30, 2007 compared to $2.6 million for the nine months ended September 30, 2006. The increase was chiefly derived from fees and service charges on deposits which increased $.3 million, primarily from fees related to overdraft protection which was instituted in August 2006.

Non-interest Expense

Non-interest expense decreased $1.6 million to $15.0 million for the nine months ended September 30, 2007 compared to $16.6 million for the nine months ended September 30, 2006. If non-interest expense in 2006 was adjusted for the non-recurring $3.5 million contribution to the Roma Bank Community Foundation, non-interest expense increased $1.9 million for the comparable period in 2007. Salaries and employee benefits increased $1.3 million to $8.8 million for the nine months ended September 30, 2007 compared to the same period in 2006 versus the full period for 2007. This increase represents an increase of $.4 million in ESOP expense as the plan was only in effect for three of the nine months in 2006; $.2 million in staffing expense for our Plumsted branch which opened in January of 2007, $86 thousand in costs for RomAsia Bank; and annual salary adjustments. Net occupancy expense increased $166 thousand from period to period, with approximately 50% of that increase related to the opening of the Plumsted branch in January 2007. The remaining portion of the increase is primarily due to higher snow and ice removal costs in March 2007 and general increases in overall costs and expenses. In the aggregate all other non-interest expenses increased $450 thousand for the nine months ended September 30, 2007 compared to the same period in 2006. This increase was primarily due to increases in accounting and consulting fees related to compliance with Sarbanes-Oxley, higher insurance premiums, costs for printing and mailing the Company's first annual report and approximately $146 thousand in organization costs for RomAsia Bank.

Income Taxes

Income tax expense increased $1.7 million to $3.1 million for the nine months ended September 30, 2007 compared to $1.4 million for the nine months ended September 30, 2006. Income tax expense represented 35.7% and 31.8% for the periods ended September 30, 2007 and 2006, respectively. The increase in effective tax rate in the current period is the result of a smaller portion of our income being non-taxable.

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

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

The Company uses the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. The Company considers the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carry-back declines, or if the Company projects lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense, which would adversely affect the Company's operating results.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an
interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on the consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

In September of 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans" which required that an employer that sponsors one more single-employer defined benefit plans to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation in the statement of financial position The statement also required the recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits as they arise. The statement is effective for fiscal years ending after December 15, 2006. Accordingly, FASB 158 adjustments are reflected in these consolidated financial statements.

In February of 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. Statement No. 159 is effective for our Company on January 1, 2008. The Company is evaluating the impact that the adoption of Statement No. 159 will have on our consolidated financial statements.

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

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons." The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF Issue No. 06-05 did not have a material effect on the consolidated financial statements.

In May 2007, the FASB issued FASB FSP FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48". FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactive to January 1, 2007. The adoption of FSB FUB 48-1 did not have a material impact on the consolidated financial position, results of operations or cash flows.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk


Asset and Liability Management

The majority of the Company's assets and liabilities are monetary in nature. Consequently, the Company's most significant form of market risk is interest rate risk. The Company's assets, consisting primarily of mortgage loans, have generally longer maturities than the Company's liabilities, consisting primarily of short-term deposits. As a result, a principal part of the Company's business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended September 30, 2007.


Net Portfolio Value

The Company's interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in the scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Company's quarterly Thrift Financial Reports. The following table sets forth the Company's NPV as of June 30, 2007, the most recent date the NPV was calculated by the OTS (dollars in thousands):

                                                                           NPV as Percent of Portfolio
                                           NPV                                   Value of Assets
   Change In          -----------------------------------------------    -------------------------------
 Interest rates                                                                             Change in
 In Basic Points                           Dollar          Percent            NPV             Basis
  (Rate Shock)           Amount            Change           Change           Ratio           Points
------------------    -------------     ------------     ------------    -------------    --------------
     +300bp              $ 164,265      $ (42,956)          -21%            20.18%           -371bp

     +200bp                178,887        (28,334)          -14%            21.50%           -239bp

     +100bp                193,357        (13,864)           -7%            22.75%           -114bp

       0bp                 207,221           -                0%            23.89%              -

     -100bp                220,135         12,914            +6%            24.91%           +101bp

     -200bp                229,358         22,137           +11%            25.57%           +167bp

Management of the Company believes that there has not been a material adverse change in the market risk during the three months ended September 30, 2007.


ITEM 4 - Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2007.

No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

          There were no material pending legal proceedings at September 30, 2007 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A - Risk Factors

          Management does not believe there were any material changes to the risk factors presented in the Company's Form 10-K for the year ended December 31, 2006 during the most recent quarter.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

          Issuer Purchases of Equity Securities

          The following table reports information regarding repurchases of the Company's common stock during the quarter ended September 30, 2007.

                                                                         Total Number of           Maximum
                                          Total                         Shares Purchased       Numbr of Shares
                                         Number         Average            As Part of          That  May Yet Be
                                        of Shares       Price Paid          Publicly           Purchased Under
                  Period               Repurchased      Per Share        Announced Plans           the Plan
          ------------------------     ------------     ----------      -----------------      ----------------
          July 1-31, 2007                         -              -                      -                     -
          August 1-31, 2007                 981,956         $17.01                981,956                     -
          September 1-30, 2007                    -              -                      -                     -
                                       ------------     ----------      -----------------      ----------------

          Total                             981,956         $17.01                981,956                     -
                                       ============     ==========      =================      ================

         On August 9, 2007, the Company announced a ten percent stock repurchase plan, equivalent to 981,956 shares, in the open market, based on stock availability, price and the Company's financial performance. The repurchase was completed August 27, 2007. A new stock repurchase plan, for five percent of the currently outstanding shares was announced on October 24, 2007 and has commenced repurchasing.

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



                                           ROMA FINANCIAL CORPORATION
                                           (Registrant)


Date:  November 2, 2007                    /s/Peter A. Inverso
                                           -------------------------------------
                                           Peter A. Inverso
                                           President and Chief Executive Officer



Date:  November 2, 2007                    /s/Sharon L. Lamont
                                           -------------------------------------
                                           Sharon L. Lamont
                                           Chief Financial Officer