Form 10-K
period 2007-12-31
ROMA FINANCIAL CORP
filed 2008-03-17
CIK 1355823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 2007

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________________ to _______________

Commission File Number: 000-52000

                           ROMA FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       United States                                     51-0533946
---------------------------------         --------------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.)
   incorporation or organization)

    2300 Route 33, Robbinsville, New Jersey                   08691
----------------------------------------------           -----------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]             Accelerated filer [X]
Non-accelerated  filer [ ]              Smaller reporting company [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).  [ ] YES   [X] NO

         The aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant on June 29, 2007 (the last business day of the Registrant's most recently completed second fiscal quarter) was $165.5 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders. (Part III)

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

Item 1.  Business
-------  --------

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

         Roma Bank offers traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank operates from its main office in Robbinsville, New Jersey, and ten branch offices located in Mercer, Burlington and Ocean Counties, New Jersey. As of December 31, 2007, the Bank had 156 full-time employees and 36 part-time employees. Roma Bank maintains a website at www.romabank.com.


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

         Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, and credit unions located in our primary market area. We also compete with mortgage banking and finance companies for real estate loans and with commercial banks and savings institutions for consumer and commercial loans, and we face competition for funds from investment products such as mutual funds, short-term money funds and corporate and government securities. There are large competitors operating throughout our total market area, and we also face strong competition from other community-based financial institutions. Approximately thirty other institutions operate in the Bank's market area, with asset sizes ranging from $150 million to $50+ billion.

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

                                                                             At December 31,
                                    ------------------------------------------------------------------------------------------------
                                         2007                 2006                 2005               2004                2003
                                    -----------------   -----------------    ----------------   -----------------   ----------------
                                    Amount    Percent   Amount    Percent    Amount   Percent   Amount    Percent   Amount   Percent
                                    ------    -------   ------    -------    ------   -------   ------    -------   ------   -------
                                                                                            (Dollars in thousands)
Type of Loans:
--------------

Real estate mortgage -
   one-to-four family..........    $219,900    46.52%  $207,755    48.31%   $191,634   49.45%  $201,385    58.95%  $201,044   65.67%
Real estate mortgage -
  multi-family and
  commercial...................      80,537    17.04%    65,848    15.31      53,614   13.84     42,435    12.42     26,563    8.68
Commercial business............       3,918      .83%     3,724      .87       2,351    0.61      1,635     0.48      1,187    0.39
Consumer:
   Home equity and
     second mortgage...........     130,085    27.52%   127,450    29.63     118,318   30.53     86,772    25.40     73,037   23.86
   Passbook, certificate, overdraft   1,103     0.24%     1,314     0.30       1,071    0.28      1,410     0.41      1,151    0.37
   Auto........................          24        -         33     0.01          41    0.01         49     0.02         55    0.02
   Other.......................           -        -          -        -         465    0.12        503     0.15        527    0.17
                                   --------   ------   --------   ------    --------  ------   -------    ------  --------   ------
     Total consumer loans......     131,212    27.76%   128,797    29.95     119,895   30.94     88,734    25.98     74,770   24.42
                                   --------   ------   --------    -----    --------  ------   --------   ------  ---------  ------
Construction...................      37,119     7.85%    23,956     5.57      20,020    5.16      7,423     2.17      2,589    0.84
                                   --------   ------   --------   ------    --------  ------   --------   ------  ---------  ------
     Total loans...............     472,686   100.00%   430,080   100.00%    387,514  100.00%   341,612   100.00%   306,153  100.00%
                                   --------   ======   --------   ======    --------  ======   --------   ======  ---------  ======
Less:
    Construction loans
       in process..............      12,037               8,353                7,659              5,151               1,065
   Allowance for loan
      losses...................       1,602               1,169                  878                750                 702
   Deferred loan (costs)
      and fees, net............         174                 176                  269                461                 553
                                   --------            --------             --------           --------           ---------
                                     13,813               9,698                8,806              6,362               2,320
                                   --------            --------             --------           --------           ---------
     Loans receivable, net.....    $458,873            $420,382             $378,708           $335,250           $ $303,833
                                   ========            ========             ========           ========           ==========

                                        5

         Loan Maturity Schedule. The following tables set forth the maturity of our loan portfolio at December 31, 2007. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. Loans are stated in the following tables at contractual maturity and actual maturities could differ due to prepayments.

                             Real estate  Real estate
                             mortgage -   Mortgage -                   Home equity
                             one-to-four  Multi-family     Commercial  and second       Passbook or
                               family     and commercial   business    mortgage loans   certificate    Auto Construction    Total
                             -----------  --------------   --------    --------------   -----------    ---- ------------    -----
Amounts Due:
Within 1 Year.............   $    259       $25,013         $1,065     $   642             $1,103      $  -    $35,403     $ 63,485
                             --------       -------         ------     -------             ------      ----    -------     --------

After 1 year:
  1 to 3 years ...........        413         3,033            221        4,503                 -         -      1,716        9,886
  3 to 5 years ...........      1,480         5,819            812        7,289                 -        24          -       15,424
  5 to 10 years ..........     19,798         7,153          1,393       27,946                 -         -          -       56,290
  10 to 15 years .........     39,235         9,018             90       38,554                 -         -          -       86,897
  Over 15 years ..........    158,715        30,501            337       51,151                 -         -          -      240,704
                             --------       -------         ------     --------            ------      ----    -------     --------

Total due after one year..    219,641        55,524          2,853      129,443                 -        24      1,716      409,201
                             --------       -------         ------     --------            ------      ----    -------     --------
Total amount due .........   $219,900       $80,537         $3,918     $130,085            $1,103      $ 24    $37,119     $472,686
                             ========       =======         ======     ========            ======      ====    =======     ========

         The following table sets forth the amount of all loans at December 31, 2007 that are due after December 31, 2008.

                                                               Floating or
                                             Fixed Rates     Adjustable Rates        Total
                                             -----------     ----------------        -----
                                                              (In thousands)
Real estate mortgage -
   one-to-four family......................    $196,162          $23,479           $219,641
Real estate mortgage -
  multi-family and commercial..............      31,477           24,047             55,524
Commercial business........................       2,320              533              2,853
Construction                                          -            1,716              1,716
Consumer:
   Home equity and second mortgage loans...     110,466           18,977            129,443
   Auto....................................          24                -                 24
                                               --------          -------           --------
       Total...............................    $340,449          $68,752           $409,201
                                               ========          =======           ========

         Residential Mortgage Lending. Our primary lending activity consists of the origination of one- to four-family first mortgage loans. Fixed rate, conventional mortgage loans are offered by the Bank with repayments terms ranging from 10 years up to 40 years. One, three, five, seven and ten year adjustable rate mortgages, or ARMs, are offered with up to 30 year terms at rates based upon the one year U.S. Treasury Bill rate plus a margin. After the initial one, three, five, seven or ten year term, the Bank's ARMs reset on an annual basis and, with the exception of the seven year ARM, have two percent annual increase caps and six percent lifetime adjustment caps. The seven year product has an initial first adjustment cap of five percent (two percent thereafter) and a lifetime adjustment cap of six percent. There are no floors on the rate adjustments.

         The Bank offers applicants the opportunity to "buy-down" mortgage loan interest rates by remitting one to three discount points for conventional loans and one point for ARMs. Borrowers may also accelerate the repayment of their loans by taking advantage of a bi-weekly payment program.

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

         We do not offer interest-only loan products because of our concern about the credit risks associated with these products. The Bank has never been involved in any type of subprime lending. We are currently exploring other mortgage products, including reverse mortgages as either a "for fee" originator or as a portfolio lender. We may also seek to develop new delivery channels such as maintaining a presence in the sales office of local residential builders/developers.

         Consumer Lending. The Bank offers fixed rate home equity loans and variable rate, revolving home equity lines of credit, each with a $10 thousand minimum and a $500 thousand maximum loan amount. Loan requests in excess of $500 thousand are considered on a case-by-case basis. There are no fees, points or closing costs associated with the application or closing of an equity loan or line of credit. All equity financing is secured by owner occupied, primary or secondary, one- to four-family residential property. Underwriting standards establish a maximum loan-to-value ratio of 80% for single family or detached residences and 75% for condominium units. Home equity loan appraisals may be done by automated appraisal valuation models for loans with a 60% or less loan-to-value ratio.

         Fixed rate home equity loans.  Fixed rate home equity loans are offered
         ----------------------------
with repayment terms up to twenty years and are incrementally priced at thresholds up to 60, 120, 180 and 240 months. Loan rates are reviewed weekly to ensure competitive market pricing. Underwriting guidelines prescribe a maximum debt-to-income ratio of forty percent; however the Bank may approve loans with higher debt ratios with the requirement for a risk premium of twenty-five to fifty basis points above the prevailing rate.

         Variable rate,  revolving home equity lines of credit.  The Bank's home
         -----------------------------------------------------
equity line of credit is generally among the most competitive in its market area. Lines of credit are priced at the highest published Wall Street Journal Prime Interest Rate minus one-half of one percent, adjusted monthly with a rate ceiling of eighteen percent. Repayment terms are based upon a twenty year amortization, requiring monthly payments equivalent to 1/240th of the outstanding principal balance (or $100, whichever is greater) plus accrued interest on the unpaid balance for the billing cycle.

         If the account is paid-off and closed via cancellation of the mortgage lien then an early termination fee of $300 is charged if closed during the first twelve billing cycles, or $200 if closed during the first twenty-four billing cycles. There is no termination fee after twenty-four billing cycles.

         Account loans.  The Bank grants loans to bank customers  collateralized
         -------------
by deposits in specific types of savings/time deposit accounts. Money market deposit passbook accounts are not eligible for account loans. A ninety percent advance rate is provided at pricing three percent above the interest rate paid on the collateral account.

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

         We typically  require  personal  guarantees  on all  commercial  loans.
Values are established by conforming real estate appraisals. The Bank's guidelines for commercial real estate collateral are as follows:

Collateral                              Maximum Loan-to-Value     Maximum Amortization
----------                              ---------------------     --------------------

1-4 family residential (investment)              75%                    25 years

Multi-family (5+ units)                          75%                    25 years

Commercial real estate (owner                    80%                    25 years
   occupied)

Commercial real estate (non-owner                75%                    25 years
  occupied)

         Current advance rates for other forms of collateral include the following:

Collateral                                   Maximum Loan-to-Value
----------                                   ---------------------
Commercial equipment                         80% of invoice

Owned equipment                              50% depreciated book value

Accounts receivable                          70% of eligible receivables

Inventory (including work-in-process)        50% of cost

Liquid collateral                            publicly traded marketable securities, 70%
                                             U.S. Government securities, 90%

         The pricing for fixed rate commercial real estate mortgage loans provides for rate adjustments after an initial term (generally five years), and at each anniversary thereafter, based on a margin plus the Bank's base rate (Wall Street Journal Prime).

         The variable rate loans are indexed to various indexes including Wall Street Journal Prime, the FHLB rate or Libor.

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

         The Bank's guidelines for construction lending are currently as follows:

           Collateral                      Maximum Loan-to-Value          Maximum Amortization
           ----------                      ---------------------          --------------------

           Land                            60% - unimproved               1 year,  with  two  6-month
                                                                          extensions
                                           70% - with all municipal       1 year,  with  two  6-month
                                             approvals                    extensions
                                           70% - improved                 1   year,   with   two  six
                                                                          -month extensions


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

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500 thousand or 15% of the institution's unimpaired capital and surplus. Accordingly, as of December 31, 2007, our loans to one borrower legal limit was $21.5 million. However, the Bank has set an internal limit of $5.0 million for the origination of loans to one borrower with authority to exceed this internal limit vested in the Board of Directors.

         Loans that exceed or approach the internal loan to one borrower limit are reviewed by the Board of Directors before being approved. For commercial loans, the Bank's Commercial Loan Policy requires Board approval for loans in excess of $5.0 million. Prior to presentation to the Board, the loan request is underwritten in accordance with policy and presented to the Officers Commercial Loan Committee for its consideration and recommendation to the Board for approval. The Board's determination to grant a credit in excess of the $5.0 million internal limit is based upon thorough underwriting which must clearly demonstrate repayment ability and collateral adequacy. Additionally, these loans are approved only if the loan can be originated on terms which suit the needs of the borrower without exposing the Bank to unacceptable credit risk and interest rate risk.

         At December 31, 2007, our largest single borrower had an aggregate loan balance of approximately $7.3 million, secured by commercial real estate. Our second largest single borrower had an aggregate loan balance of approximately $4.6 million, secured by commercial real estate. Our third largest borrower had a $4.2 million commercial real estate construction loan. At December 31, 2007, the loans of these three borrowers were current and performing in accordance with the terms of their loan agreements.

         Loan Originations, Purchases, Sales, Solicitation and Processing. The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                  For the Year Ended December 31,
                                                                ----------------------------------
                                                                  2007         2006         2005
                                                                  ----         ----         ----
  Loan originations:                                                     (In thousands)
    Real estate mortgage - one-to-four family.............      $33,562     $ 37,882     $ 19,139
    Real estate mortgage - multi-family and commercial....       26,726       17,991       28,301
    Commercial business...................................          972        1,340        1,087
    Construction..........................................       23,611       12,997       11,326
  Consumer:
    Home equity loans and second mortgage.................       39,988       41,389       42,347
    Passbook or certificate...............................          656        2,050          502
    Other.................................................            -          900       14,479
                                                                -------     --------     --------
  Total loan originations.................................      125,515      114,549      117,181
                                                                -------     --------     --------
  Loan purchases..........................................            -            -            -
                                                                -------     --------     --------
  Loans sold (mortgage loans).............................          409          823        2,718
  Loan principal repayments...............................       86,184       71,854       71,069
                                                                -------     --------     --------
  Total loans sold and principal repayments...............       86,593       72,677       73,787
                                                                -------     --------     --------
Increase (decrease) due to other items....................            -            -            -
                                                                -------     --------     --------
Net increase in loan portfolio............................      $38,922     $ 41,872     $ 43,394
                                                                =======     ========     ========

         Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals and "walk-in" customers. Our residential loan originations are largely reputational and advertisement driven.

         It is the policy of the Bank to adhere to the residential mortgage underwriting standards of the Mortgage Partnership Finance Program of the Federal Home Loan Bank of New York, as well the standards of Fannie Mae and Freddie Mac. The Bank's intention is to sell thirty year fixed rate mortgages that qualify for sale to the secondary mortgage market in order to lessen its interest rate risk.

         In November 2003, the Bank entered into an Agreement with the Federal Home Loan Bank of New York to sell residential mortgages as a participating institution in its Mortgage Partnership Finance Program. The Bank agreed to deliver loans under a $5.0 million Master Commitment which was subsequently increased in 2006 to $10.0 million. Sales commenced in 2004 and, through December 31, 2007, $8.5 million had been delivered to the MPF program. In addition to an origination premium, the Bank also realizes income from these sales from credit enhancement fees and loan servicing income.

         Aside from participations, the Bank did not purchase loans from any third parties in the three years ended December 31, 2007. At December 31, 2007, the total outstanding balance of loan participations purchased was $2.3 million, representing participations in commercial construction loans with area banks and thrifts.

         Loan Approval Procedures and Authority. Lending policies and loan approval limits are approved and adopted by the Board of Directors. Loan committees have been established to administer lending activities as prescribed by lending policies. Two committee members may together approve non-commercial loans up to $500 thousand. A majority of members is required to approve non-commercial loans that contain credit policy exceptions, with the condition that either the president or executive vice president is one of the approving members. Non-commercial loans over $500 thousand require the approval of the Board of Directors.

         Commercial lending approval authority is as follows: up to $750 thousand, any two of the following: a commercial loan officer and either the senior vice president of lending, or the president or the executive vice president; over $750 thousand and up to $1.5 million, any two of the following: a commercial loan officer or the senior vice president of lending and the president or the executive vice president; over $1.5 million and up to $5.0 million, the loan committee; and over $5.0 million and up to 10% of the total assets of the Bank, the Board of Directors.

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

         As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial write down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2007, we held no real estate owned.

         Loans are reviewed on a regular basis and are placed on non-accrual status when they are more than ninety days delinquent, with the exception of a passbook loan, the outstanding balance of which is collected from the related passbook account along with accrued interest and a penalty when the loan is 120 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At December 31, 2007, we had approximately $6.9 million of loans that were held on a non-accrual basis.

         Non-Performing Assets. The following table provides information regarding our non-performing loans. As of each of the dates indicated, we did not have any troubled debt restructurings or accruing loans which are contractually past due 90 days or more. As of each of the dates indicated, we did not have any non-performing assets other than the loans included in the table below. At December 31, 2007, the allowance for loan losses totaled $1.6 million, non-performing loans totaled $6.9 million, and the ratio of allowance for loan losses to non-performing loans was 23.3%. Subsequent to December 31, 2007, $2.6 million of the total non-performing loans of $6.9 million were paid in full and $780 thousand of non-performing loans were brought to a status under 30 days. Management believes that the non-performing loans are well secured and any losses are not expected to be material. The loans that remain in the non-performing status are to nine borrowers, 91.4% commercial loans and the remaining one to four family and consumer loans. The commercial loans represent are secured as follows: $1.9 million secured by commercial rental real estate; $1.7 million commercial construction loans secured by real estate; and. $.6 million to a non-profit organization, secured by real estate.

                                                                      At December 31,
                                                      ----------------------------------------------
                                                        2007      2006      2005      2004      2003
                                                      ------    ------    ------    ------    ------
                                                                    (Dollars in thousands)
Loans accounted for on a non-accrual basis:

  Real estate mortgage - one-to-four family.....      $  406    $  362    $  563    $  650    $  708

  Home equity and second mortgage loans ........           -         1        91       137       200

  Real estate multi-family and commercial ......       6,483         -         -         -         -
                                                      ------    ------    ------    ------    ------

      Total ....................................       6,889       363       654       787       908
                                                      ------    ------    ------    ------    ------

Total non-performing loans .....................       6,889       363       654       787       908
                                                      ------    ------    ------    ------    ------

Real estate owned ..............................           -         -         -         -         -
                                                      ------    ------    ------    ------    ------

Total non-performing assets ....................      $6,889    $  363    $  654    $  787    $  908
                                                      ======    ======    ======    ======    ======

Total non-performing loans to total loans ......      1.46 %      0.08%     0.17%     0.23%     0.30%
                                                      ======    ======    ======    ======    ======

Total non-performing loans to total assets .....        0.76%     0.04%     0.08%     0.11%     0.14%
                                                      ======    ======    ======    ======    ======

Total non-performing assets to total assets.....        0.76%     0.04%     0.08%     0.11%     0.14%
                                                      ======    ======    ======    ======    ======

                                       13

         During the year ended December 31, 2007, gross interest income of $670 thousand would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $370 thousand of interest on such loans was included in income for the year ended December 31, 2007.

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

         The following table discloses the classification of assets and designation of certain loans as special mention as of the dates indicated. At each date, all of the classified assets and special mention designated assets were loans.


                                              At December 31,
                                  ---------------------------------------
                                   2007            2006            2005
                                   ----            ----            ----
                                              (In thousands)
Special Mention..........          $ 5,886       $ 1,717         $   587
Substandard..............            6,098            49             133
Doubtful.................                -             -               -
Loss.....................                -             -               -
                                   -------       -------         -------
  Total..................          $11,984       $ 1,766         $   720
                                   =======       =======         =======

         At December 31, 2007, $1.0 million of the loans classified as "special mention" and $5.8 million of the loans classified as "substandard" are also classified as non-performing assets. The special mention and substandard loans not categorized as non-performing are primarily commercial loans representing approximately $4.9 million secured by real estate.

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

         Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment. In recent years, our charge-offs have been low, with none charged off in 2004, 2005, and 2006 and $59 thousand in 2007, Therefore, our provisions for loan losses have been reflective of other factors, including economic conditions, annual growth of the total loan portfolio of 12%, 13%, 11% and 10% in 2004, 2005, 2006 and 2007, respectively, as well as the increasing percentage of multi-family and commercial real estate and commercial loans relative to total loans, which rose from 12.90% at December 31, 2004, to 14.45% at December 31, 2005, 16.18% at
December 31, 2006 and 17.87% at December 31, 2007. Higher provisions in 2005, 2006 and 2007, relative to 2004, reflected the higher amounts of loans classified as "special mention" and in 2007, as "substandard".

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

         The following table sets forth information with respect to our allowance for loan losses at the dates indicated.

                                                                      For the Year Ended December 31,
                                                      ---------------------------------------------------------------
                                                         2007         2006          2005         2004          2003
                                                         ----         ----          ----         ----          ----
                                                                           (Dollars in thousands)
Allowance balance (at beginning of period)....        $   1,169     $     878    $     750    $     702    $      637
                                                      ---------     ---------    ---------    ---------    ----------
Provision for  loan losses....................              492           291          128           48            85
                                                      ---------     ---------    ---------    ---------    ----------
Charge-offs:
  Passbook, certificate, overdraft............               59             -            -            -            20
                                                      ---------     ---------    ---------    ---------    ----------
      Total charge-offs.......................               59             -            -            -            20
                                                      ---------     ---------    ---------    ---------    ----------
Recoveries....................................                -             -            -            -             -
                                                      ---------     ---------    ---------    ---------    ----------
Net (charge-offs) recoveries..................              (59)            -            -            -           (20)
                                                      ----------    ---------    ---------    ---------    ----------
Allowance balance (at end of period)..........        $   1,602     $   1,169    $     878    $     750    $      702
                                                      =========     =========    =========    =========    ==========

Total loans outstanding.......................        $ 472,686     $ 430,080    $ 387,514    $ 341,612    $  306,153
                                                      =========     =========    =========    =========    ==========
Average loans outstanding.....................        $ 438,187     $ 400,486    $ 349,758    $ 318,154    $  276,078
                                                      =========     =========    =========    =========    ==========
Allowance for loan losses as a percent of
   total loans outstanding....................             0.34%         0.27%        0.23%        0.22%         0.23%
                                                      =========     =========    =========    =========    ==========
  Net loans charged off as a percent of
   average loans outstanding..................             0.01%            -%           -%           -%         0.01%
                                                      =========     =========    =========    =========    ==========
Allowance for loan losses to
   non-performing loans.......................            23.25%       322.04%      134.25%       95.30%        77.31%
                                                      =========     =========    =========    =========    ==========

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

                                                                           At December 31,
                                     ------------------------------------------------------------------------------------------
                                           2007                2006            2005              2004               2003
                                     -----------------    ---------------- ---------------   ---------------- -----------------
                                              Percent             Percent         Percent            Percent           Percent
                                              of Loans            of Loans        of Loans           of Loans          of Loans
                                              to Total            to Total        to Total           to Total          to Total
                                     Amount    Loans      Amount   Loans   Amount  Loans     Amount   Loans   Amount    Loans
                                     ------   --------    ------  -------- ------ --------   ------  -------- ------  ---------
                                                                       (Dollars in thousands)
At end of period allocated to:
Real estate mortgage -
   One-to-four family...........     $  231   46.52%      $  238   48.31%    $435    49.45%    $442   58.95%    $461   65.67%
Real estate mortgage -
   Multi-family and
      commercial...............       1,089   17.04          746   15.31      122    13.84       93   12.42       61    8.68
Commercial business............          34     .83            5     .87        5     0.61        4    0.48        3    0.39
Consumer:
  Home equity and second
      mortgage loans...........         137   27.52          133   29.63      268    30.53      191   25.40      167   23.86
  Passbook,certificate,overdraft          6    0.24           39    0.30        2     0.28        3    0.41        3    0.38
  Auto.........................           -       -            -    0.01        -     0.01        -    0.01        -    0.02
  Other........................           -       -            -       -        1     0.12        1    0.15        1    0.17
Construction...................         105    7.85           15    5.57       45     5.16       16    2.17        6    0.85
                                     ------  ------       ------  ------     ----   ------      ---  ------      ---  ------
     Total allowance...........      $1,602  100.00%      $1,169  100.00%    $878   100.00%    $750  100.00%    $702  100.00%
                                     ======  ------       ======  ======     ====   ======     ====  ======     ====  ======

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

         At December 31, 2007, our securities portfolio did not contain securities of any issuer, other than the U.S. government or its agencies, having an aggregate book value in excess of 10% of our equity. We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk. Further, we do not purchase securities which are not rated investment grade.

         Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. At December 31, 2007, we had $83.3 million of callable securities, net of premiums and discounts, in our portfolio. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

         Mortgage-backed Securities and Collateralized Mortgage Obligations. Mortgage-related securities represent a participation interest in a pool of one-to-four-family or multi-family mortgages. We primarily invest in mortgage-backed securities secured by one-to-four-family mortgages. Our mortgage-related securities portfolio includes mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies or government-sponsored entities, such as Federal Home Loan Mortgage Corporation, the Government National Mortgage Association, and the Federal National Mortgage Association. We do not currently invest in mortgage-related securities issued by non-government, private corporate issuers.

         The mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of private corporate issuers) to pool and repackage the participation interests in the form of securities, with investors receiving the principal and interest payments on the mortgages. Securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors. Privately issued non-government, corporate issuers' securities typically offer rates above those paid on government agency issued or sponsored securities, but lack the guaranty of those agencies and are generally less liquid investments.

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

         Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. It is the Bank's policy to buy mortgage-derivative products that have no more risk than the underlying mortgages. The Bank has reviewed its portfolio of mortgage-backed securities and believes that it does not have any subprime exposure in this area.

         The following table sets forth the carrying value of our securities portfolio at the dates indicated.

                                                                           At December 31,
                                                   -----------------------------------------------------
                                                      2007       2006       2005       2004       2003
                                                      ----       ----       ----       ----       ----
                                                                       (In thousands)
Securities Available for Sale:
-----------------------------

Mutual fund shares ...............................   $  2,375   $  2,226   $  2,154   $  2,112   $  1,036

Equity securities ................................      3,443      3,447         50         50         50

Mortgage-backed securities issued by Freddie Mac..      1,292      1,524        130        149        308

U.S. government obligations ......................          -      1,979      2,961        981      1,000

Obligations of state and political
    subdivisions .................................     10,128     10,155     10,219     10,251     11,650
                                                     --------   --------   --------   --------   --------

      Total securities available for sale ........     17,238     19,331     15,514     13,543     14,044
                                                     --------   --------   --------   --------   --------

Investment Securities Held to Maturity:
--------------------------------------

U.S. government obligations ......................    123,283    168,332    172,263    159,257    151,889

Obligations of states and political
    subdivisions .................................      4,423      1,595        815        874        933
                                                     --------   --------   --------   --------   --------
      Total investment securities
           held to maturity ......................    127,706    169,927    173,078    160,131    152,822
                                                     --------   --------   --------   --------   --------

Mortgage-Backed Securities Held to Maturity:
-------------------------------------------

Government National Mortgage Association .........      4,276      5,630      7,454      9,167      9,457

Federal Home Loan Mortgage Corporation ...........     84,648     79,822     80,155     60,086     54,533

Federal National Mortgage Association ............     47,387     53,880     58,389     63,913     64,944

Collateralized mortgage obligations ..............      7,788      5,148      4,103      5,140      6,333
                                                     --------   --------   --------   --------   --------
      Total mortgage-backed securities
          held to maturity .......................    144,099    144,480    150,101    138,306    135,267
                                                     --------   --------   --------   --------   --------

 Total ...........................................   $289,043   $333,738   $338,693   $311,980   $302,133
                                                     ========   ========   --------   ========   ========

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at December 31, 2007. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

                                                                   At December 31, 2007
                             -------------------------------------------------------------------------------------------------------
                                                                                                                     Total
                              One Year or Less    One to Five Years Five to Ten Years  More than Ten Years  Investment Securities
                             ------------------  ------------------ ------------------ ------------------  ----------------  ------
                             Carrying   Average  Carrying   Average Carrying   Average Carrying   Average  Carrying Average  Market
                              Value      Yield    Value      Yield   Value      Yield   Value      Yield    Value    Yield   Value
                              -----      -----    -----      -----   -----      -----   -----      -----    -----    -----   -----
                                                                                       (Dollars in thousands)
Mutual fund shares           $ 2,375     4.80%   $     -        -   $     -        -   $     -        -   $  2,375   4.80%  $  2,375
Equity securities              3,443         -         -        -         -        -         -        -      3,443       -     3,443
U.S. government obligations   18,000     3.74%    44,313     4.70%   48,975     5.78%   11,995     6.02%   123,283   5.12%   123,418
Obligations of states and
   political subdivisions          -         -     2,069     4.20%    5,359     4.41%    7,123     5.79%    14,551   4.98%    14,538
Government National
   Mortgage Association            5     8.69%       103    11.06%       42     4.89%    4,126     4.80%     4,276   4.96%     4,313
Federal Home Loan
   Mortgage Corporation            -         -     2,319     5.32%   26,183     4.86%   57,438     5.32%    85,940   5.18%    86,062
Federal National Mortgage
   Association                     6     6.64%    17,389     4.92%   13,135     4.73%   16,857     6.51%    47,387   5.43%    47,623
Collateralized Mortgage
   Obligations                     -        -          -        -     6,014     4.72%    1,774     5.50%     7,788   4.90%     7,734
                             -------             -------            -------            -------            --------          --------
  Total                      $23,829     3.30%   $66,193     4.79%  $99,708     5.24%  $99,313     5.62%  $289,043   5.11%  $289,506
                             =======             =======            =======            =======            ========          ========

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

         A large percentage of our deposits are in certificates of deposit, which totaled 52.6% of total average deposits at December 31, 2007. The inflow of certificates of deposit and the retention of such deposits upon maturity are significantly influenced by general interest rates and money market conditions, making certificates of deposit traditionally a more volatile source of funding than core deposits. Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period of time were not renewed. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings which could increase our cost of funds and negatively impact our interest rate spread and our financial condition. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. At December 31, 2007, $89.6 million, or 25.5%, of our certificates of deposit were "jumbo" certificates of $100 thousand or more.

         The following tables set forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.


                                                                       For the Year Ended December 31,
                                         ------------------------------------------------------------------------------------------
                                                      2007                          2006                        2005
                                         ------------------------------- --------------------------  ------------------------------
                                                               Weighted                    Weighted                       Weighted
                                                     Percent   Average            Percent  Average             Percent    Average
                                          Average    of Total  Nominal   Average  of Total Nominal   Average   of Total   Nominal
                                          Balance    Deposits    Rate    Balance  Deposits    Rate   Balance   Deposits     Rate
                                          -------    --------  --------  -------  -------- --------  -------   --------   ------
                                                                           (Dollars in thousands)
 Non-interest-bearing demand........     $ 23,781       3.8%     0.00%  $ 25,653     4.0%     0.00%  $ 15,844     2.58%     0.00%
 Interest-bearing demand............       94,239      14.9      0.55     94,204    14.6      0.54    100,241    16.31      0.48
 Money market demand................       91,172      14.5      1.00     99,929    15.5      0.90    114,364    18.61      0.97
 Savings and club...................       89,473      14.2       .87    108,435    16.8      0.75    105,004    17.09      0.85
 Certificates of deposit............      331,859      52.6      4.55    315,613    49.1      3.95    279,026    45.41      2.97
                                         --------    ------             --------  ------             --------   ------

    Total deposits..................     $630,524    100.00%     2.75%  $643,834  100.00%     2.28%  $614,479   100.00%     1.75%
                                         ========    ======      ====   ========  ======            ========    ======

         The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

                                                    At December 31,
                                        -------------------------------------
        Interest Rate                    2007           2006           2005
        -------------                    ----           ----           ----
                                                  (In thousands)
        0.00-1.99%                     $  1,252       $  1,536      $ 11,096
        2.00-2.99%                        3,568         20,655        68,197
        3.00-3.99%                       48,816         71,116       152,801
        4.00-4.99%                      240,815        172,509        82,228
        5.00% and above                  57,515         50,844             -
                                       ---------      --------      --------
         Total                         $351,966       $316,660      $314,322
                                       ========       ========      ========

         The   following   table  sets  forth  the  amount  and   maturities  of
certificates of deposit at December 31, 2007.

                                                         Amount Due
                   -------------------------------------------------------------------------------------
                    Within                                                           After
                    1 year      1-2 years    2-3 years    3-4 years    4-5 years    5 years       Total
                    ------      ---------    ---------    ---------    ---------    -------       -----
Interest Rate                                          (In thousands)
-------------
0.00-1.99%        $  1,252      $     -      $     -       $    -       $    -       $   -     $  1,252

2.00-2.99%           3,562            6            -            -            -           -        3,568

3.00-3.99%          26,367       13,450        8,971           18           10           -       48,816

4.00-4.99%         190,090       25,589       22,938        1,023        1,152          23      240,815

5.00-5.99%          48,371        4,199            -        4,945            -           -       57,515
                 --------       -------      -------       ------       ------       -----     --------
 Total           $269,642       $43,244      $31,909       $5,986       $1,162       $  23     $351,966
                 -=======       =======      =======       ======       ======       =====     ========


         The following table shows the amount of certificates of deposit of $100 thousand or more by time remaining until maturity as of the dates indicated.

                                                            At December 31, 2007
                                                            --------------------
Maturity Period                                                (In thousands)
---------------
Within three months...............................                  $27,658
Three through six months..........................                   14,196
Six through twelve months.........................                   28,529
Over twelve months................................                   19,254
                                                                    -------
                                                                    $89,637
                                                                    =======

         Borrowings. To supplement deposits as a source of funds for lending or investment, the Bank may borrow funds in the form of advances from the Federal Home Loan Bank. At December 31, 2007, the Bank's borrowing limit with the Federal Home Loan Bank of New York was $164.1 million.

         We traditionally have enjoyed cash flows from deposit activities that were sufficient to meet our day-to-day funding obligations and in the past only occasionally used our overnight line of credit or borrowing facility with the Federal Home Loan Bank. In the third quarter of 2005, however, we used our overnight line of credit at the Federal Home Loan Bank to meet daily operations and continued to use it on occasion during 2006. In the fourth quarter of 2005, we took a five year advance from the Federal Home Loan Bank to meet the strong demand for loans. As of December 31, 2007, the outstanding balance of such five year advance totaled $5.9 million. This advance has a fixed interest rate of 4.49%.

         In the fourth quarter of 2007, we took a ten year advance totaling $23.9 million at a fixed rate of 3.90% for ten years, callable at three years. Interest is paid quarterly. The borrowing occurred in October 2007 and approximately $8 million of the proceeds will be used for the capital contribution to RomAsia Bank and the other $15 million of proceeds was invested in mortgage-backed securities at an initial spread of approximately 1.67%.

         Short-term Federal Home Loan Bank advances generally have original maturities of less than one year. Advances from the Federal Home Loan Bank are typically secured by the Federal Home Loan Bank stock and by other assets, mainly securities which are obligations of, or guaranteed by, the U.S. government. Additional information regarding our borrowings is included under
Note 9 to the consolidated financial statements.

Subsidiary Activity

         Roma Financial Corporation has two direct subsidiaries, Roma Bank and RomAsia Bank. RomAsia Bank is in organization and has an application pending with the Office of Thrift Supervision to be a federal savings bank. As of December 31, 2007, the Company has advanced $903,000 thousand as organizational capital. The Company intends to maintain a 60% ownership interest of RomAsia Bank upon completion of organization. As presently contemplated, RomAsia Bank will need to raise $15.0 million in initial capital, including the 60% investment made by the Company.

          Roma Bank has two wholly-owned subsidiaries: Roma Capital Investment Corporation, which was incorporated under New Jersey law in 2004 as an investment subsidiary, and General Abstract & Title Agency, a New Jersey corporation.

         Roma Capital Investment Corporation is an investment subsidiary and its sole activity is to hold investment securities. Its total assets at December 31, 2007 were $259.6 million. Its net income for 2007 was $7.6 million.

         General Abstract & Title Agency sells title insurance, performs title searches and provides real estate settlement and closing services. Its total assets at December 31, 2007 were $509 thousand. Its operating revenue for 2007 consisted of $1.3 million in premiums earned from the placement of title insurance and related title company services. Its net income for 2007 was $56 thousand.

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

         Deposit Insurance. As an FDIC-insured bank, the Bank is subject to FDIC insurance assessments. Following enactment of the Federal Deposit Insurance Reform Act of 2005, the FDIC adopted a revised risk-based assessment system to determine assessment rates to be paid by FDIC-insured institutions. Under this revised assessment system, risk is defined and measured using an institution's supervisory ratings as well as certain other risk measures, including certain financial ratios. The annual rates for 2008 for institutions in Risk Category I range from 5 to 7 basis pints and the rates for institutions in Risk categories II, III and IV are 10, 28 and 43 basis pints, respectively. These rates may be offset by a one-time assessment credit held by an institution, based on the assessment base of that institution as of December 31, 1996, and in the future by dividends that may be declared by the FDIC if the reserve ratio of the Deposit Insurance Fund increases above a certain amount. The FDIC may raise or lower these assessment rates based on various factors to achieve a reserve ratio, which the FDIC currently has set at 1.25 percent of insured deposits.

         In addition to deposit insurance assessments, all FDIC-insured institutions are required to pay special assessments to the FDIC to fund the repayment of debt obligations of the Financing Corporation (FICO), a government-sponsored entity that was formed in 1987 to recapitalize the Federal Savings and Loan Insurance Corporation. At December 31, 2007, the annualized rate established by the FDIC for the FICO assessment was 1.14 basis points per $100 of insured deposits. These assessments will continue until the FICO bonds mature in 2017.

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

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets up to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. As of December 31, 2007, the Bank was in compliance with its QTL requirement.

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

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2007, the Bank was in compliance with these requirements.

Item 1A. Risk Factors
---------------------

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

         Market interest rates were in recent years at historically low levels. However, beginning in June 2004 through June 2007 the U.S. Federal Reserve has increased its target federal funds rate. However, in the last two quarters of 2007 and in the first quarter of 2008 rates were dropped. While the federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have increased, intermediate- and long-term market interest rates, which we use as a guide to our loan pricing, have not increased proportionately. This led to a "flattening" of the market yield curve, which has even "inverted" recently as short-term rates have exceeded long-term rates over an intermediate maturity horizon during the first half of 2007. In the last two quarters of 2007 we saw a gradual return to a more normal yield curve, but continued to be challenged as the market adjusted loans rates accordingly, but the adjustment of deposit rates downward lagged.

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

         The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. If management's assumptions and judgments about the ultimate collectibility of the loan portfolio prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses or if we are required to make material additions to the allowance, our earnings and capital could be significantly and adversely affected. As of December 31, 2007, our allowance for loan losses was $1.6 million, representing 0.34% of outstanding loans and 23.3% of non-performing loans.

A portion of our total loan portfolio consists of commercial real estate loans, commercial business loans and construction loans, and we intend to grow this part of the loan portfolio. The repayment risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans.

         At December 31, 2007, our loan portfolio included $80.5 million of commercial and multi-family real estate loans and $3.9 million of commercial business loans, together amounting to 17.9% of our total loan portfolio, and $37.1 million of construction loans, representing 7.9% of our total loan portfolio. Unlike single family residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property with values that tend to be more easily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrowers' business. The repayment of construction loans for residential and commercial land acquisition and development, including loans to builders and developers, is dependent, in part, on the success of the ultimate construction project. In addition, commercial loans and construction loans to builders and developers generally result in larger balances to single borrowers, or related groups of borrowers, than one- to four-family loans.

         In addition, the growth of our aggregate commercial and multi-family real estate and commercial business loans and construction loans from $6.9 million at December 31, 2001 to $121.6 million at December 31, 2007 means that a large portion of this portfolio is unseasoned. Relatively new loans that are "unseasoned," are considered to pose a potentially greater repayment risk than more mature loans because they generally do not have sufficient repayment history to indicate the likelihood of repayment in accordance with their terms.

Strong   competition   within  our   market   area  may  limit  our  growth  and
profitability.

         Competition in the banking and financial services industry in New Jersey is intense. Many of our competitors have substantially greater resources and lending limits than we do and offer services that we do not or cannot provide. Price competition for loans might result in us originating fewer loans, or earning less on our loans, and price competition for deposits might result in a decrease in our total deposits or higher rates on our deposits. Our deposit market share in Mercer County, New Jersey, where seven of our ten offices are located, was 5.69% at June 30, 2007, the latest date for which market share information is available.

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

         We opened our new main office in Robbinsville, New Jersey in 2005, a new branch office in Plumsted, New Jersey in the first quarter of 2007, and two new branch offices in January of 2008 in Whiting and Bordentown, New Jersey. We intend to continue expanding our branch network. Expenses related to the planned expansion of our operations through de novo branching or the acquisition of branches or other financial institutions could adversely impact earnings in future periods.

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

Item 1B. Unresolved Staff Comments
----------------------------------

Not applicable.

Item 2.  Properties
-------------------

         At December  31, 2007,  our net  investment  in property and  equipment
totaled  $33.2  million,   including  land  held  for  future   development  and
construction in progress.

         The following table sets forth the location of our main office and branch offices, the year each office was opened and the net book value of each office.

                                               Year Facility    Leased or   Net Book Value at
Office Location                                Opened           Owned       December 31, 2007
---------------                                ------           -----       -----------------
                                                                            (In thousands)
Corporate Headquarters and                     2005             Owned           $13,132
Washington Town Center Office:
2300 Route 33
Robbinsville, NJ

Chambersburg Office:                           1962             Owned                 353
485 Hamilton Avenue
Trenton, NJ

Mercerville Office:                            1971             Owned                 778
500 Route 33
Mercerville, NJ

Yardville Office:                              1984             Owned                 841
4500 South Broad Street
Yardville, NJ

West Trenton Office:                           1986             Owned                 939
79 West Upper Ferry Road
West Trenton, NJ

Hamilton Center City Office:                   1991             Owned               3,958
1155 Whitehorse-Mercerville Road
Hamilton, NJ

South Trenton Office:                          1993             Owned                 758
1450 South Broad Street
Trenton, NJ

Florence Township Office                       2003             Owned               2,477
2150 Route 130 North
Florence Township
Burlington, NJ

Plumsted Office                                2007             Owned               2,748
400 Route 539
Cream Ridge,  NJ

Bordentown Office                              2008             Leased                 59
213 Route 130
Bordentown, NJ 08505

Whiting Office                                 2008             Leased              1,288
451 Lacey Road
Whiting, NJ 08759

Item 3.  Legal Proceedings
--------------------------

         Roma Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against Roma Financial Corporation or Roma Bank or their subsidiaries at December 31, 2007 that would have a material effect on our operations or income.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

                                     PART II

Item 5. Market for the Registrant's  Common Equity,  Related Stockholder Matters
--------------------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

         Upon completion of the Company's minority stock offering in July 2006, the Company's common stock commenced trading on The NASDAQ Stock Market under the symbol "ROMA". The table below shows the reported high and low closing prices of common stock during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                       2007                 High         Low      Dividends
 ------------------------------------- ------------   ---------   ---------

 Quarter ended September 30, 2006(1)       $ 15.94     $ 10.00       N/A

 Quarter ended December 31, 2006           $ 16.56     $ 14.63       N/A

 Quarter ended March 31, 2007              $ 16.56     $ 14.76      $.06

 Quarter ended June 30, 2007               $ 17.28     $ 15.50      $.06

 Quarter ended September 30, 2007          $ 17.50     $ 13.62      $.06

 Quarter ended December 31, 2007           $ 18.00     $ 15.35      $.06

(1) Minority stock offering was completed on July 11, 2006 and trading commenced on July 12, 2006.

         Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, stock market characteristics and general economic conditions. The timing, frequency and amount of dividends is determined by the Board.

         As of March 1, 2008, there were approximately 2,689 shareholders of record of the Company's common stock, which includes registered shareholders as well as beneficial owners who hold through various brokerage firms, banks and clearning agents.

         The Company's common stock commenced trading during the third quarter of 2006. A stock performance graph for the year ended December 31, 2007 is presented.

         On August 9, 2007, the Company announced a ten percent open market stock repurchase plan, equivalent to 981,956 shares, in open market, based on stock availability, price and the Company's financial performance. The repurchase was completed on August 27, 2007. A new stock repurchase plan for five percent of the then outstanding shares, equivalent to 441,880 shares, was announced on October 24, 2007. The following table reports information regarding repurchases of the Company's common stock which all occurred during the quarter ended December 31, 2007.

                                                                 Total Number of       Maximum Number of
                                Total Number      Average      Shares Purchased As    Shares That May Yet
                                 of Shares       Price Paid     Part of Publicly      Be Purchased Under
       Period                   Repurchased      Per Share      Announced Plans            The Plan
       ------                   -----------      ---------      ---------------            --------
October 1-31, 2007                 14,000         $ 17.63             14,000                427,880
November 1-30, 2007               218,000           17.11            218,000                209,880
December 1-31, 2007               130,000           16.28            130,000                 79,880
                                  -------         -------            -------                 ------
                                  362,000         $ 16.83            362,000                 79,880
                                  =======         =======            =======                 ======

           Set forth below is a stock performance graph comparing the cumulative total shareholder return on the Company's common stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ Composite Index and
(b) the cumulative total shareholder return on stocks included in the SNL MHC Index, in each case assuming an investment of $100 as of July 12, 2006 (the date the Company's common stock began trading on the NASDAQ Stock Market following the closing of the Company's initial public stock offering). The cumulative total returns for the indices and the Company are computed assuming the reinvestment of dividends that were paid during the period. It is assumed that the investment in the Company's common stock was made at the initial public offering price of $10.00 per share.

                               [GRAPHIC OMITTED]

------------------------------------------------------------------------------
                                    7/12/2006    12/31/2006     12/31/2007
------------------------------------------------------------------------------
NASDAQ Composite Index                $100          116            127
------------------------------------------------------------------------------
SNL MHC Index                          100          124            107
------------------------------------------------------------------------------
Roma Financial Corporation             100          117            112
------------------------------------------------------------------------------

         The NASDAQ Composite Index measures all NASDAQ domestic and international based common type stocks listed on the NASDAQ Stock Market. The SNL MHC Index was prepared by SNL Securities, LC, Charlottesville, Virginia and includes all publicly traded mutual holding companies.

         There can be no assurance that the Company's future stock performance will be the same or similar to the historical stock performance shown in the graph above. The Company neither makes nor endorses any predictions as to stock performance.

Item 6.  Selected Financial Data
--------------------------------

         The following financial information and other data in this section is derived from the Company's audited consolidated financial statements and should be read together therewith.

                                                                          At December 31,
                                                    --------------------------------------------------------------------
                                                        2007          2006           2005           2004          2003
                                                        ----          ----           ----           ----          ----
                                                                             (In thousands)
Balance Sheet Data:
   Total assets                                      $907,114       $875,533       $797,760      $711,815      $671,728
   Loans receivable, net                              458,873        420,382        378,708       335,250       303,833
   Mortgage backed securities
       held to maturity                               144,099        144,480        150,101       138,306       135,267
   Securities available for sale                       17,238         19,331         15,514        13,543        14,044
   Investment securities held to maturity             127,706        169,927        173,078       160,131       152,822
   Cash and cash equivalents                           95,302         64,701         28,089        19,944        28,218
   Goodwill                                               572            572            572             -             -
   Deposits                                           651,030        625,972        643,813       576,300       544,605
   Federal Home Loan Bank borrowings                   28,940          7,863          9,702             -             -
   Total stockholders' equity                         218,303        234,654        138,658       131,393       123,818

                                                                          At December 31,
                                                    --------------------------------------------------------------------
                                                        2007          2006           2005           2004          2003
                                                        ----          ----           ----           ----          ----
                                                                             (In thousands)
Summary of Operations:

   Interest income                                    $45,769        $40,869        $34,632       $31,148       $31,430
   Interest expense                                    17,783         15,190         10,901         7,392         8,287
                                                      -------        -------        -------       -------       -------
        Net interest income                            27,986         25,679         23,731        23,756        23,143
   Provision for loan losses                              492            291            128            48            85
                                                      -------        -------        -------       -------       -------
   Net interest income after provision for
        loan losses                                    27,494         25,388         23,603        23,708        23,058
   Non-interest income                                  4,060          3,460          2,916         1,571         1,630
   Non-interest expense                                20,327         21,206         15,132        13,411        12,544
                                                      -------        -------        -------       -------       -------
   Income before income taxes and
        minority interest                              11,227          7,642         11,387        11,868        12,144
   Provisions for income taxes                          4,134          2,394          3,852         4,256         4,437
                                                      -------        -------        -------       -------       -------
   Net income before minority interest                  7,093          5,248          7,535         7,612         7,707
   Minority interest                                      123              -              -             -             -
                                                      -------        -------        -------       -------       -------
   Net Income                                           7,216          5,248          7,535         7,612         7,707
                                                      =======        =======        =======       =======       =======
   Net income per share -
        basic and diluted                               $0.23          $0.19          $0.33         $0.33         $0.34
                                                      =======        =======        =======       =======       =======

  Dividends per share                                   $0.24          $0.00          $0.00         $0.00         $0.00
                                                      =======        =======        =======       =======       =======
   Weighted number of common
        shares outstanding                             31,563         27,305         22,584        22,584        22,584
                                                      =======        =======        =======       =======       =======

                                                                  At December 31,
                                                    ------------------------------------------
                                                    2007      2006      2005     2004     2003
                                                    ----      ----      ----     ----     ----
                                                                   (In thousands)
Performance Ratios:

   Return on average assets (net income
        divided by average total assets             0.82%     0.62%     0.99%    1.10%    1.18%
   Return on average equity (net income
        divided by average equity)                  3.12      2.89      5.55     6.02     6.38
   Net interest rate spread                         2.71      2.78      3.09     3.44     3.48
   Net interest margin on average
        interest-earning assets                     3.42      3.28      3.36     3.65     3.74
   Average interest-earning assets to average
        interest-bearing liabilities                1.33x    1.24x     1.17x     1.19x    1.19x
   Efficiency ratio (Non-interest expense
        divided by the sum of net interest
        income and non-interest income)            63.43%    72.78%    55.71%   51.69%   49.06%
   Non-interest expense to average assets           2.30      2.52      1.91     1.85     1.81

Asset Quality Ratios:
   Non-performing loans to total loans              1.46      0.08      0.17     0.23     0.30
   Non-performing assets to total assets            0.76      0.04      0.08     0.11     0.14
   Net charge-offs to average loans
         outstanding                                0.01   --        --       --          0.01
   Allowance for loan losses to total loans         0.34      0.27      0.23     0.22     0.23
   Allowance for loan losses to
         non-performing loans                      23.25    322.04    134.25    95.30    77.31

Capital Ratios:
   Average equity to average assets
         (average equity divided by average
         total assets                              26.19     21.53     17.90    18.33    18.45
   Equity to assets at period end                  24.07     26.80     17.38    18.46    18.43
   Tangible equity to tangible assets
        at period end                              24.01     26.91     17.22    18.45    18.42

Number of Offices:
   Offices                                            11         9         8        7        7

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

         Our interest earning assets primarily consist of loans, mortgage-backed securities and investment securities. At December 31, 2007, total loans comprised 51% of our total assets and our securities portfolio comprised 32% of our total assets. The most significant change in interest-earning assets from the prior year was a $37.7 million or 9.4% increase in the average balance of loans receivable net from $400.5 million at December 31, 2006 to $438.2 million at December 31, 2007. At year end, actual loans receivable, net, totaled $458.9 million. During 2007 and 2006, a key goal of management was growth in the loan portfolio, particularly multi-family and commercial real estate loans. Multi-family and commercial real estate loans increased by 22.3%, or $14.7 million, from 2006 to 2007 and 22.8%, or $12.2 million, from 2005 to 2006.

         During 2007, the amount of securities held to maturity that were called increased as rates dropped. To the extent those calls were not yet deployed into loans and other assets, the proceeds from the calls were invested in short-term interest earning deposits, contributing to a $30.6 million, or 47.3%, increase in cash and cash equivalents.

         Our interest bearing liabilities consist primarily of retail deposits and borrowings from the Federal Home Loan Bank of New York. At December 31, 2007, our total deposits were $651.0 million, compared to $626.0 million at December 31, 2006. Our borrowings from the Federal Home Loan Bank of New York were $28.9 million compared to $7.9 million a year earlier. In the fourth quarter of 2007, the Bank borrowed $23.0 million from the Federal Home Loan Bank of New York which resulted in the increase from year to year. The $25.0 million, or 4.0%, increase in deposits was primarily in certificates of deposits which increased as a percent of total deposits from 50.6% in 2006 to 54.1% in 2007. Management continued to be challenged during 2007 to balance the rate of attrition while containing the cost of funds. Management was able to limit non-interest bearing deposits to a decrease of $.5 million to $24.6 million, or a decrease of 2%. Savings and club accounts fell by $10.0 million to $176.0 million, as depositors continued to move money from this category to certificates of deposit.

         Our net interest income increased 9.0% to $28.0 million in 2007 from $25.7 million in 2006. The net interest spread decreased to 2.71% from 2.80% in 2006, as the average cost of interest bearing liabilities climbed 46 basis points, while the yield on interest-earning assets improved only 37 basis points. For 2007, the average cost of interest-bearing liabilities was 2.88% and the average yield on interest-earning assets was

5.59%. Total interest income increased 12.0% due to a 4.6% increase in the average balance of interest-earning assets and a 37 basis point increase in average yield. Interest expense increased 17.1% primarily due to a 46 basis point increase in the average cost of interest-bearing liabilities which more than offset a decrease of 1.8% in the average balance of interest-bearing liabilities. Net interest income increased due to the reinvestment of maturing securities in the second half of 2006 into higher yielding securities and loans as well as into interest earning cash and cash equivalents.

         Our results of operation are also influenced by our provision for loan losses, non-interest income and non-interest expense. Non-interest income includes service fees and charges including income generated by the Bank's retail branch network and operations, income from bank-owned life insurance, and title insurance revenue from our title agency subsidiary. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses.

         Non-interest income increased $.6 million to $4.1 million in 2007, compared to $3.5 million in 2006. The increase was primarily the result of overdraft protection fees for a full year in 2007, compared to five months in 2006. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest expense decreased by $.9 million or 4.2% to $20.3 million in 2007, compared to $21.2 million in 2006. The increase was primarily due to a $1.6 million increase in salaries and benefits, offset by a $3.5 million decrease in contributions due to the one time contribution in 2006 to the Roma Bank Community Foundation in conjunction with our initial public offering.

         Net income for the year ended December 31, 2007 was $7.2 million, an increase of $2.0 million or 38.5% from $5.2 million for the year ended December 31, 2006. The increase was primarily due to increased net interest income and the contribution in 2006 to the Foundation, partially offset by increases in non-interest expenses.

         Total assets increased $31.6 million or 3.5% to $907.1 million from $875.5 million at December 31, 2006. Cash and cash equivalents increased $30.6 million from year to year primarily due to calls of securities held to maturity which to the extent they were not deployed into loans were invested in overnight funds. Loans receivable increased $38.5 million while investment securities held to maturity decreased $42.2 million to $127.7 million at December 31, 2007.

         Stockholders' equity decreased $16.4 million or 7.0% to $218.3 million at December 31, 2007. The decrease was primarily due to the use of $22.8 million of capital to repurchase stock, offset by net income; a reduction in other comprehensive income; and, a reduction in equity for allocated ESOP shares.


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

o Developing a sales culture by training and encouraging branch personnel to promote existing products and services to our customers; and

o    Maintaining high asset quality.

         Historically, our deposits have exceeded our residential loan originations, and we have invested those deposits primarily in mortgage-backed securities and investment securities. Over the last few years we have focused on building a non-residential loan portfolio.

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

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

         General. Our total assets increased by $31.6 million, or 3.6%, to $907.1 million at December 31, 2007 compared to $875.5 million at December 31, 2006, primarily due to an increase in cash and cash equivalents and loans receivable net, offset by a decrease in investment securities held to maturity.

         Cash and Cash Equivalents. Cash and cash equivalents increased $30.6 million, or 47.3%, to $95.3 million at December 31, 2007 from $64.7 million at December 31, 2006. Cash received from calls of investment securities held to maturity to the extent it was not utilized for loans originations was invested overnight in money market funds.

         Securities available for sale. The carrying value of securities available for sale decreased $2.1 million, or 10.9%, to $17.2 million at December 31, 2007 compared to $19.3 million for the prior year.

         Investment securities held to maturity. Investment securities held to maturity decreased $42.2 million, or 24.8%, to $127.7 million at December 31, 2007 from $169.9 million at December 31, 2006. The reduction in the investments held to maturity portfolio resulted from scheduled maturities and calls totaling $103.5 million. The weighted yield of the portfolio at December 31, 2007 was 4.98%.

         Mortgage-backed securities. Mortgage-backed securities decreased $.4 million, or .2%, to $144.1 million at December 31, 2007 from $144.5 million at December 31, 2006. The average yield on mortgage-backed securities at December 31, 2007 was 5.24%.

         Loans. Loans receivable, net, increased $38.5 million, or 9.20% to $458.9 million at December 31, 2007 compared to $420.4 million at December 31, 2006. Conventional one-to-four family mortgage loans increased $12.1 million, or 5.8%, to $219.9 million at December 31, 2007 compared to $207.8 million the prior year. Loans in this category increased primarily because of our mortgage promotion in March. Demand for mortgage loans for the second year continued to be slow. Commercial and multi-family mortgages, construction and commercial loans increased, in the aggregate $28.0 million, or 29.9%, to $121.6 million at December 31, 2007 compared to $93.5 million at December 31, 2006. This was the second year that commercial and multi-family mortgages, construction and commercial loans, in the aggregate, had growth in excess of 20%. Home equity and consumer loans increased $2.4 million, or 1.9%, to $131.2 million at December 31, 2007 compared to $128.8 million at December 31, 2006. Demand for equity and consumer loans remained slow in 2007.

         Premises and equipment. Premises and equipment increased $2.5 million, or 8.1%, to $33.2 million at December 31, 2007 compared to $30.7 million in the prior year. The increase resulted primarily from the completion of our Plumsted branch and retail center and our new branches in Whiting and Bordentown, New Jersey. The Whiting and Bordentown branches opened in January 2008, bringing our total network to ten branches plus our Robbinsville main office.

         Bank Owned Life Insurance. Bank-owned-life-insurance ("BOLI") increased $2.6 million to $18.8 million at December 31, 2007 compared to $16.2 million the prior year. In July of 2007, the Bank invested an additional $2.0 million in BOLI policies.

         Other assets. Other assets increased $1.2 million to $5.0 million at December 31, 2007, compared to $3.8 million a year earlier. The increase was primarily a result of the consolidated other assets of RomAsia, Inc. totaling $.5 million and the investment of $.3 million in a joint venture.

         Deposits. Deposits increased by $25.1 million, or 4.0%, to $651.0 million at December 31, 2007 compared to $626.0 million at December 31, 2006. Non-interest bearing checking decreased $.5 million, or 2.0%, to $24.6 million at December 31, 2007 compared to $25.1 million at December 31, 2006. Interest-bearing checking accounts, increased $.2 million or .2%, to $98.5 million at December 31, 2007 compared to $98.3 million at December 31, 2006. The weighted average interest rate of total checking accounts, including both interest-bearing and non-interest bearing was .43% at December 31, 2007 compared to .42% the prior yearend. Savings and club accounts decreased $10.0 million, or 5.4%, to $176.0 million at December 31, 2007 compared to $185.9 million at December 31, 2006. Savings and club accounts decreased in both 2007 and 2006 as depositors continue to move funds into certificates of deposit with higher yields. The weighted average interest rate of savings and club accounts at December 31, 2007 was .96% compared to .93% in the prior yearend. Certificates of deposit increased $35.3 million, or 11.1%, to $352.0 million at December 31, 2007, compared to $316.7 million at December 31, 2006. The weighted average interest rate of certificates of deposit increased 29 basis points to 4.59% at December 31, 2007 compared to 4.30% at the prior year end. The weighted average interest rate on total deposits increased 29 basis points to 2.82% at December 31, 2007 compared to 2.53% at the prior year end. Fierce competition in our marketplace for deposits continued to be a challenge during 2007.

         Federal Home Loan Bank. Federal Home Loan Bank of New York advances increased $21.1 million to $28.9 million at December 31, 2007 compared to $7.9 million at December 31, 2006. In October 2007, the Company borrowed $23.0 million from the Federal Home Loan Bank of New York. The advance is for ten years, with a three year call, at 3.9% interest, with interest only paid quarterly. The Company has an additional advance with principal and interest payable at 4.49% maturing in September 2010 with a balance at December 31, 2007 of $5.9 million compared to $7.9 million at December 31, 2006.

         Other Liabilities. Other liabilities increased $1.2 million to $6.0 million at December 31, 2007 compared to $4.8 million at December 31, 2006. The increase was primarily due to increases in dividends payable, accounts payable, and accrued interest expense offset by a decrease in our pension liability.

         Stockholders' equity. Stockholders' equity decreased $16.4 million, or 6.9%, to $218.3 million at December 31, 2007. The decrease was primarily a result of the repurchase of 1,343,956 shares of Company common stock under both a ten percent and a five percent repurchase plan for $22.8 million, and $2.1 million in dividends declared to minority shareholders. This decrease was partially offset by net income the allocation of ESOP shares and changes in other comprehensive income.

Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006

         General. Net income for the year ended December 31, 2007 was $7.2 million, an increase of $2.0 million, or 38.5%, from $5.2 million for the year ended December 31, 2006. The increase was primarily related to the contribution of $3.4 million in 2006 to the Roma Bank Community Foundation, increases in net interest income of $2.3 million, and non-interest income of $0.6 million partially offset, by an increase in non-interest expense of $2.5 million, after excluding the 2006 contribution to the Foundation.

         Net Interest Income. Net interest income increased $2.3 million, or 8.9%, to $28.0 million compared to $25.7 million for the year ended December 31, 2006. Our net interest rate spread decreased 9 basis points to 2.71%, compared to 2.80% the prior year. While there was a 37 basis point improvement in the average yield on interest-earning assets, which increased to 5.59% this year, from 5.22% last year, the average cost of interest bearing liabilities increased 46 basis points to 2.88% compared to 2.42% in the prior year.

         Interest Income. Total interest income increased $4.9 million, or 11.7%, to $45.8 million for the year ended December 31, 2007 compared to $40.9 million for the prior year. The improvement in interest income resulted from an increase in the yield on average interest-earning assets as well as an increase in the average balance of interest earning assets.

         Interest income on loans increased $2.7 million, or 10.9%, to $27.4 million for the year ended December 31, 2007 compared to $24.7 million for the prior year. The increase resulted from an increase of 8 basis points in the average yield on loans to 6.26%, as well as, an increase in the average balance of loans from $400.5 million to $438.2 million, an increase of $37.7 million over 2006.

         Interest income on mortgage-backed securities held to maturity decreased minimally from $7.2 million in 2006 to $7.0 million in 2007. The average yield on mortgage-backed securities held to maturity increased 16 basis points to 5.01% compared to 4.85% in the prior year. This was offset by a $7.2 million decrease in the average balance of mortgage-backed securities held to maturity to $140.5 million compared to $147.7 million for the prior year.

         Interest income on investment securities available for sale and held to maturity increased $1.4 million, or 20.0%, to $8.4 million for the year ended December 31, 2007 compared to $7.0 million for the prior year. The average yield on investment securities available for sale and held to maturity increased 99 basis points to 4.61%, compared to 3.62% in the prior year. The average balance of investment securities available for sale and held to maturity decreased $11.3 million to $181.2 million in 2007 compared to $192.5 million in the prior year. The decrease in the average balance was primarily due to a large number of securities called in the last quarter of 2007.

         Interest income on other interest-earning assets increased $.9 million to $2.9 million in 2007 compared to $2.0 million in the prior year. The average yield on other interest-bearing assets increased 28 basis points to 5.01% in 2007 compared to 4.73% in the prior year. The average balance of other interest-bearing assets increased $16.5 million to $58.4 million in 2007 compared to $41.9 million in 2006. To the extent that maturities and calls on mortgage-backed securities and investment securities available for sale and held to maturity were not utilized for loans they were invested in short-term overnight funds.

         Interest Expense. Total interest expense increased $2.6 million, or 12.6%, to $17.8 million for the year ended December 31, 2007, compared to $15.2 million in the prior year. The increase resulted from an increase in the average cost of interest-bearing liabilities. The average cost of interest-bearing liabilities increased 46 basis points to 2.88% compared to 2.42% in the prior year. The average balance of interest-bearing liabilities decreased $11.2 million, or 1.8%, to $617.5 million compared to $628.7 million in the prior year.

         Interest expense on deposits increased $2.6 million, or 17.7%, to $17.3 million in 2007, compared to $14.7 million in 2006. Average interest-bearing demand deposits and the average cost of interest-bearing demand deposits remained relatively unchanged from year to year. Average savings and club accounts decreased $27.7 million, or 13.3%, to $180.6 million compared to $208.4 million in the prior year. The average cost of interest-bearing savings and club accounts increased 12 basis points to .94% compared to .82% in the prior year. The average cost of interest-bearing certificates of deposits increased 60 basis points to 4.55%, compared to 3.95% in the prior year. The average balance of interest-bearing certificates of deposit increased $16.3 million, or 5.2%, to $331.9 million compared to $315.6 million in 2006. The Company continued to experience in 2007 a shift of depositors funds from savings and club accounts into higher yielding certificates of deposit.

         Interest expense on Federal Home Loan Bank of New York advances decreased $17 thousand to $463 thousand compared to $482 thousand in the prior year. The average cost of borrowings decreased 26 basis points to 4.31% compared to 4.57% in the prior year. In late October 2007, the Company borrowed $23.0 million in the form of a ten year advance with a three year call, interest only quarterly at 3.90%. The Company continued to make regular monthly principal and interest payments on its five year advance maturing in September 2010 with a rate of 4.49%.

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

         The provision for loan losses increased $201 thousand to $492 thousand for the year ended December 31, 2007 compared to $291 thousand in the prior year. During 2007, total loans increased $42.6 million to $472.7 million at December 31 2007 compared to $430.1 million at December 31, 2006. The allowance for loan loss was .34% of total loans at December 31, 2007 compared to .27% in the prior year.

         Management assesses the allowance for loan losses monthly. While management uses available information to recognize losses on loans, additional loan loss provisions in the future may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their periodic examinations, review the allowance for loan losses and may require us to record additional provisions based on their judgment of information available to them at the time of their examination.

         Non-Interest Income. Non-interest income includes fees and service charges on loans, commissions on the sale of title insurance policies, bank-owned life insurance income, and other miscellaneous income. Non-interest income increased $.6 million or 17.1%, to $4.1 million in 2007 compared to $3.5 million in the prior year.

         Commissions on sale of title policies decreased minimally to $1.3 million compared to $1.4 million in the prior year, primarily due to the decline in the real estate market.

         Fees and service charges on deposits and loans increased $.5 million, or 69.6%, to $1.3 million compared to $.8 million in the prior year. Fees and service-charges on deposits increased $300 thousand, or 42.3%, to $1.0 million compared to $700 thousand in the prior year. In August 2006 the Bank implemented an overdraft protection program. The increase in fees and services charges on deposits in 2007 is primarily due to that program generating income for a full year in 2007. Fees and service charges on loans increased $200 thousand to $300 thousand in 2007 compared to $100 thousand in the prior year. The increase is primarily related to a $100 thousand increase in late fees and a $70 thousand increase in early payoff penalties and line of credit fees.

         Income from bank-owned life insurance increased in 2007 primarily due to the purchase of $2.0 million of additional policies in July of 2007.

         Other non-interest income increased $52 thousand to $679 thousand in 2007 compared to $627 thousand in the prior year.

         Non-Interest Expense. Non-interest expense decreased $.9 million, or 3.8%, to $20.3 million in 2007 compared to $21.2 million in the prior year. The decrease was primarily due to the contribution of $3.4 million in 2006 to the Roma Bank Community Foundation as part of our initial public offering. Excluding the contribution, non-interest income would have increased $2.5 million.

         Salaries and employee benefits increased $1.6 million, or 15.5%, to $11.9 million in 2007 compared to $10.3 million in the prior year. The increase in salaries and employee benefits was primarily due to the following: (1) the opening of our Plumsted branch in January 2007; (2) staffing late in 2007 for our branch openings in Whiting and Bordentown, NJ in January 2008; (3) a full year of expense for the Roma Bank Employee Stock Ownership plan which was implemented in conjunction with our initial public offering in July 2006; and
(4) consolidation of salary and related expenses of approximately $.2 million for our 60% owned subsidiary, RomAsia, Inc. in organization.

         Net occupancy expense of premises increased approximately $197 thousand primarily due to the opening of the Plumsted branch in January 2007 and initial costs for our Whiting and Bordentown branches which opened in January 2008.

         Equipment costs increased $194 thousand to $1.7 million for the year ended December 31, 2007 compared to $1.5 million in the prior year. The increase was primarily due to general overall increases in costs plus the additional branches.

         Data processing costs, advertising and Federal Insurance Premium expense increased $56 thousand to $2.3 million compared to $2.1 million in the prior year.

         Charitable contributions decreased $3.5 million from year to year primarily because of the contribution in 2006 to the Foundation.

         Other non-interest expense increased $.5 million to $2.6 million in 2007 compared to $2.1 million in the prior year. The increase is primarily related to $.4 million in consolidated costs from the Company's 60% owned subsidiary RomAsia, Inc.

         Provision for Income Taxes. The provision for income taxes increased $1.7 million to $4.1 million in 2007 compared to $2.4 million in the prior year. The increase is primarily due to increased pre-tax income and the decreased portion of income coming from tax-exempt sources.

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

         Net Interest Income. Net interest income increased $1.9 million, or 7.6%, to $25.7 million for the year ended December 31, 2006, compared to $23.7 million in the prior year. Our net interest rate spread decreased 29 basis points to 2.80%, compared to 3.09% the prior year. Despite a 32 basis point improvement in the average yield on interest-earning assets, which increased to 5.22% this year from 4.90% last year, the net interest rate spread decreased due to a 61 basis point increase in the average cost of interest-bearing liabilities to 2.42% this year compared to 1.81% last year.

         Interest Income. Total interest income increased $6.2 million, or 17.6%, to $40.9 million, compared to $34.6 million in the prior year. The improvement in interest income resulted from an increase in the yield on average interest-earning assets as well as an increase in the average balance of interest-earning assets.

         Interest income on loans increased $4.1 million, or 19.8%, to $24.7 million for the year ended December 31, 2006, compared to $20.7 million in the prior year. The increase resulted from both an increase of 27 basis points in average loan yield to 6.18% and an increase in the average balance of loans from $349.8 million to $400.5 million, an increase of $50.7 million year over year.

         Interest income on mortgage-backed securities held to maturity increased minimally and was $7.2 million in both years. The average yield on mortgage-backed securities held to maturity increased 10 basis points to 4.85% compared to 4.75% the prior year. This was offset by a decrease of $2.9 million in the average balance of mortgage-backed securities held to maturity to $147.7 million, compared to $150.6 million the prior year.

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

         Interest income on other interest-earning assets increased $1.3 million or 190.0%, to $2.0 million, compared to $700 thousand in the prior year. The increase was primarily due to the investment of a portion of the proceeds from our initial public offering in interest-bearing deposits in overnight funds. The average balance of other interest-earning assets increased $19.3 million or 85.4%, to $41.9 million for 2006, compared to $22.6 million in the prior year. The increase was also due to a 171 basis point increase in the average yield on other interest-earning assets to 4.73% compared to 3.02% last year resulting from an increase in short term interest rates.

         Interest Expense. Total interest expense increased $4.3 million, or 39.3%, to $15.2 million for the year ended December 31, 2006, compared to $10.9 million for the year ended December 31, 2005. The increase resulted from an increase in the average cost of interest-bearing liabilities as well as an increase in the balance of average interest-bearing liabilities from year to year. The average cost of interest-bearing liabilities increased 61 basis points to 2.42% for the year ended December 31, 2006 compared to 1.81% in the prior year. The average balance of interest-bearing liabilities increased $26.4 million or 4.4%, to $628.7 million in 2006, compared to $602.3 million in the prior year.

         Interest expense on deposits increased $4.0 million or 36.9% to $14.7 million in 2006, compared to $10.7 million in 2005. Average interest-bearing demand deposits decreased $6.0 million to $94.2 million while their average cost increased 6 basis points to 0.54%. Average savings and club accounts decreased $11.0 million, or 5.0%, to $208.4 million compared to $219.4 million in the prior year. The average cost of savings and club accounts decreased 9 basis points to 0.82%. The average balance of certificates of deposit increased $36.6 million, or 13.1%, to $315.6 million, compared to $279.0 million the prior year. The average cost of interest-bearing certificates of deposit increased 98 basis points to 3.95%, compared to 2.97% the prior year. Management was challenged during 2006 to balance the rate of attrition in all deposit categories while mitigating increases in the cost of funds.

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

         The provision for loan losses increased $163 thousand to $291 thousand for the year ended December 31, 2006 compared to $128 thousand for the prior year. During 2006 total loans increased $42.6 million to $430.1 million at December 31, 2006, compared to $387.5 million the prior year. The allowance for loan losses was 0.27% of total loans at December 31, 2006, compared to 0.23% at December 31, 2005.

         Management assesses the allowance for loan losses monthly. While management uses available information to recognize losses on loans, additional loan loss provisions in the future may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their periodic examinations, review the allowance for loan losses and may require us to record additional provisions based on their judgment of information available to them at the time of their examination.

         Non-Interest Income. Non-interest income includes fees and service charges generated from loans and deposits, commissions on the sale of title insurance policies, bank-owned-life-insurance income, and other miscellaneous income. Non-interest income increased $544 thousand or 18.7%, to $3.5 million in 2006 compared to $2.9 million in the prior year.

         Commissions on sales of title insurance policies increased $202 thousand to $1.4 million in 2006. The Bank acquired General Abstract & Title Agency in March 2005.

         Fees and service charges on deposits increased $300 thousand or 81.2% to $700 thousand in 2006. In August 2006 the Bank implemented an overdraft protection program. This program was principally responsible for the increase.

         Fees and service charges on loans increased minimally from year to year, primarily related to an overall increase in our loan portfolio.

         Other non-interest income increased $37 thousand to $1.32 million this year, compared to $1.29 million in 2005.

          Non-Interest Expense.  Non-interest expense increased $6.1 million, or
40.3 %, to $21.2 million in 2006 compared to $15.1 million in 2005. Included in non-interest expense is a $3.4 million contribution to the Foundation as part of our initial public offering. The increase from year-to-year in non-interest expense, excluding this one-time contribution, was $2.6 million or 17.4% compared to the prior year.

         Salaries and employee benefits increased $1.7 million, or 19.6%, to $10.3 million for the year ended December 31, 2006 compared to $8.6 million in 2005. The increase in salaries and employee benefits was primarily due to the following: (1) the opening of our corporate headquarters and new main office in September 2005, with 2006 reflecting a full year of expense for this facility;
(2) the opening of a new branch in January 2007; (3) a full year of General Abstract salaries in 2006 compared to nine months in 2005; and (4) the implementation of the Roma Bank Employee Stock Ownership Plan in connection with our initial public offering in July 2006.

         Net occupancy expense increased $500 thousand, or 43.5%, to $1.7 million in 2006 compared to $1.2 million in 2005. The increase in this category is primarily due to the full year of operations in our corporate headquarters and new main office, which opened in September 2005.

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

         Average Balance Sheet. The average yields and costs shown in the following table are derived by dividing income or expense by the daily average balance of assets or liabilities, respectively, for the periods presented. No tax equivalent adjustments have been made.

                                                                           For the Year Ended December 31,
                                    At December 31,   ------------------------------------------------------------------------------
                                          2007                  2007                       2006                     2005
                                  -----------------  --------------------------  ------------------------  -------------------------
                                             Actual                     Average                   Average                    Average
                                    Actual   Yield/   Average           Yield/   Average           Yield/  Average            Yield/
                                    Balance  Cost     Balance  Interest  Cost    Balance Interest   Cost   Balance  Interest   Cost
                                    -------  ----     -------  --------  ----    ------- --------   ----   -------  --------   ----
                                                                       (Dollars in thousands)
Interest-earning assets:
   Loans receivable, net (1)       $458,873   6.26%  $438,187   $27,446  6.26%  $400,486  $24,748   6.18%  $349,758  $20,662   5.91%
   Mortgage-backed
     securities held
     to maturity                    144,099   5.24    140,499     7,041  5.01    147,727    7,166   4.85    150,586    7,158   4.75
   Investment securities: (2)
      Tax-exempt                     14,551   4.98     12,335       538  4.36     11,450      503   4.39     10,829      490   4.53
      Taxable                       130,393   5.12    168,844     7,818  4.63    181,038    6,468   3.57    172,610    5,638   3.27
  Other interest-earning
    assets (3)                       90,830   3.93     58,403     2,926  5.01     41,932    1,984   4.73     22,646      684   3.02
                                   --------          --------   -------           ------  -------          --------  -------
   Total interest-earning assets    838,746   5.61    818,268    45,769  5.59    782,633   40,869   5.22    706,429   34,632   4.90
                                                                =======                   -------                    -------
Non-interest-earning assets          68,368            64,081                     59,532                     50,749
                                   --------          --------                     ------                   --------
   Total assets                     907,114           882,349                   $842,165                   $757,178
                                   ========          ========                   ========                   ========
Interest-bearing liabilities:
   Interest-bearing demand           98,481   0.54     94,239       515  0.55   $ 94,204     $512   0.54   $100,241     $477   0.48
   Savings and club                 175,972   0.96    180,645     1,691  0.94    208,364    1,717   0.82    219,368    1,987   0.91
   Certificates of deposit          351,966   4.59    331,859    15,114  4.55    315,613   12,479   3.95    279,026    8,278   2.97
   Federal Home Loan Bank
      borrowings                     28,940   4.02     10,734       463  4.31     10,548      482   4.57      3,694      159   4.30
                                   --------          --------   -------           ------  -------          --------  -------
   Total interest-bearing
     liabilities                    655,359   2.98    617,477    17,783  2.88    628,729   15,190   2.42    602,329   10,901   1.81
                                                                -------                   -------                     ------
Non-interest-bearing
  liabilities                        32,973            33,319                     32,140                     19,327
                                   --------          --------                     ------                   --------
   Total liabilities                688,332           650,796                    660,869                    621,656
                                   --------          --------                    -------                   --------
Minority interest                       479               479                          -                          -
                                   --------          --------                   --------                   --------
Stockholders' equity                218,303           231,074                    181,296                    135,522
                                   --------          --------                    -------                   --------
   Total liabilities and
      stockholders' equity         $907,114          $882,349                   $842,165                   $757,178
                                   ========          ========                   ========                   ========
Net interest income                                             $27,986                   $25,679                    $23,731
                                                                =======                   =======                    =======
Interest rate spread (4)                      2.63%                      2.71%                      2.80%                      3.09%
                                              ====                       ====                       ====                      =====
Net yield on interest-
  earning assets (5)                                                     3.42%                      3.28%                      3.36%
                                                                         ====                       ====                      =====
Ratio of average interest
   -earning assets
   to average interest-
   bearing liabilities                                   1.33x                      1.24x                      1.17x
                                                         ====                       ====                       ====

(1) Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2)  Includes both available for sale and held to maturity securities.
(3) Includes interest-bearing deposits at other banks, federal funds purchased and Federal Home Loan Bank of New York capital stock.
(4)  Interest rate spread represents the difference between theverage yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.
(5) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                                   Year Ended December 31,          Year Ended December 31,
                                                        2007 vs. 2006                    2006 vs. 2005
                                                 Increase (Decrease) Due To        Increase (Decrease) Due To
                                               -----------------------------     -----------------------------
                                                Volume      Rate       Net        Volume      Rate       Net
                                               -------    -------    -------     -------    -------    -------
                                                                         (In thousands)
Interest and dividend income:
   Loans receivable                            $ 2,344    $   354    $ 2,698     $ 3,145    $   941    $ 4,086
   Mortgage-backed securities,
       held to maturity                           (357)       232       (125)       (147)       155          8
   Investment securities:
       Tax-exempt                                   38         (3)        35          28        (15)        13
       Taxable                                    (460)     1,810      1,350         294        536        830
  Other interest earnings assets                   819        123        942         913        387      1,300
                                               -------    -------    -------     -------    -------    -------
       Total interest-earning assets           $ 2,384    $ 2,516    $ 4,900     $ 4,233    $ 2,004    $ 6,237
                                               =======    =======    =======     =======    =======    =======

Interest expense:
   Interest-bearing demand                     $     -    $     3    $     3     $   (28)   $    63    $    35
   Savings and club                               (251)       225        (26)       (100)      (170)      (270)
   Certificates of deposit                         667      1,967      2,634       1,094      3,107      4,201
   Advances from Federal Home Loan Bank              9        (27)       (18)        313         10        323
                                               -------    -------    -------     -------    -------    -------
         Total interest-bearing liabilities    $   425    $ 2,168    $ 2,593     $ 1,279    $ 3,010    $ 4,289
                                               =======    =======    =======     =======    =======    =======

Change in net interest income                  $ 1,959    $   348    $ 2,307     $ 2,954    $(1,006)   $ 1,948
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

         The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At December 31, 2007, the Bank had outstanding commitments to originate loans of $4.4 million, and unused lines of credit of $58.3 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2007 totaled $269.6 million.

         While deposits are the Bank's primary source of funds, the Bank also generates cash through borrowings from the Federal Home Loan Bank of New York (the "FHLBNY"). The Bank has traditionally enjoyed cash flows from deposit activities that were sufficient to meet its day-to-day funding obligations and only occasionally used its overnight line of credit or borrowing facility with the FHLBNY. At various times during 2007,2006 and 2005 the Bank used its overnight line of credit at the FHLBNY to meet daily operations. In the third quarter of 2005, the Bank took a five year advance from the FHLBNY to meet the strong demand for loans. In October of 2007, the Bank borrowed $23.0 million from the FHLBNY at 3.90%, interest only quarterly, for ten years with a three year call. At December 31, 2007, the Bank's borrowing limit with the FHLBNY was $164.1 million.

The following table discloses our contractual obligations and commitments as of December 31, 2007.

                                                     Less Than                             After
                                            Total     1 Year    1-3 Years  4-5 Years      5 years
                                            -----     ------    ---------  ---------      -------
                                                              (In thousands)
Federal Home Loan Bank
   borrowings                              $28,940   $ 2,011     $ 3,929     $     -     $ 23,000
                                           =======   =======     =======     =======     ========

                                            Total
                                           Amounts   Less Than                             Over
                                          Committed   1 Year    1-3 Years  4-5 Years      5 years
                                          ---------   ------    ---------  ---------      -------
                                                              (In thousands)


Lines of credit (1)                        $58,301   $58,301     $     -     $     -     $      -
Construction loans in process               12,037    12,037           -           -            -
Other commitments to
   extend credit                             4,362     4,362           -           -            -
                                                     -------     -------     -------     --------
        Total                              $74,700   $74,700     $     -     $     -     $      -
                                           =======   =======     ======      ======      =======

(1) Represents amounts committed to customers


The Bank has non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2007:

                          Years Ended December 31:
                                                       (in thousands)
                                     2008                     $  184
                                     2009                        185
                                     2010                        186
                                     2011                        188
                                     2012                        192
                                  Thereafter                   2,571
                                                              ------
                    Total Minimum Payments Required           $3,506
                                                              ======

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2007, the Bank exceeded all capital requirements of the Office of Thrift Supervision (The "OTS").


Off-Balance Sheet Arrangements

         We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank's facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage backed securities, and commitments to extend credit to meet the financial needs of our customers. At December 31, 2007, we had no significant off-balance sheet commitments.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of non-performance by other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at December 31, 2007, see Note 13 to the consolidated financial statements contained in this Annual Report on Form 10-K.

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

         In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-19 "Accounting for Collateral Assignment Split-Dollar Life Insurance
Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

         On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance ("EITF 06-5"). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons." The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF Issue No. 06-05 did not have a material effect on the consolidated financial statements.

         In May 2007, the FASB issued FASB FSP FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48". FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 in effective retroactive to January 1, 2007. The adoption of FSB FUB 48-1 did not have a material impact on the consolidated financial position, results of operations or cash flows.

         FASB statement No. 141 (R) "Business Combinations" was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company's accounting for business combinations completed beginning January 1, 2009.

         FASB statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51" was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

         Staff  Accounting  Bulletin  No.  110 (SAB  110)  amends  and  replaces
Question 6 of Section D.2 of Topic 14, "Share-Based Payment," of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. SAB 110 is effective January 1, 2008.

         Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments." Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

         In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, "Effective Date of FASB Statement No. 157," that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company's operating income or net earnings.

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

         Quantitative Analysis. The following table presents the Bank's net portfolio value as of December 31, 2007. The net portfolio values shown in this table were calculated by the Office of Thrift Supervision, based on information provided by the Bank.

                                                  December 31, 2007
                    Net Portfolio Value                                        Net Portfolio Value
                                                                         as % of Present Value of Assets
                                                                                    Net Portfolio       Basis Point
Changes in rate           $ Amount            $ Change           % Change            Value Ratio           Change
--------------------- ------------------ ------------------- ------------------ ---------------------- ---------------
+300 bp                    172,308            -32,928              (16)%               20.11%             (256) bp
+200 bp                    184,422            -20,814              (10)%               21.11%             (157) bp
+100 bp                    195,872             -9,364               (5)%               22.00%              (67) bp
   0 bp                    205,236                  -                -                 22.89%                -
-100 bp                    210,986              5,720                3 %               23.01%               34  bp

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

Item 9A.  Controls and Procedures
---------------------------------

         (a)      Disclosure Controls and Procedures

         An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2007.

         (b)      Internal Control Over Financial Reporting

         1. Management's Annual Report on Internal Control Over Financial Reporting.

         Management's report on the Company's internal control over financial reporting appears in the Company's financial statements that are contained in this Annual Report on Form 10-K immediately following Item 15. Such report is incorporated herein by reference.

         2.  Report of Independent Registered Public Accounting Firm.

         The report of Beard Miller Company LLP on the Company's internal control over financial reporting appears in the Company's financial statements that are contained in this Annual Report on Form 10-K immediately following Item 15. Such report is incorporated herein by reference.

         3.  Changes in Internal Control Over Financial Reporting.

         During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information
---------------------------

         None.

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance
----------------------------------------------------------------

         The information contained under the sections captioned "Proposal I -- Election of Directors" and "Additional Information About Directors and Executive Officers" in the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

         The information contained under the sections captioned "Compensation Discussion and Analysis," "Executive Compensation" and "Director Compensation" in the Proxy Statement is incorporated herein by reference.

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

         (d)      Securities Authorized for Issuance Under  Equity  Compensation
                  Plans

                  None.

Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
--------------------------------------------------------------------------------
Independence
------------

         The information required by this item is incorporated herein by reference to the section captioned "Additional Information About Directors and Executive Officers" of the Proxy Statement.

Item 14.  Principal Accounting Fees and Services
------------------------------------------------

         The information called for by this item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" in the Proxy Statement.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

     (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

          1. The consolidated statements of financial condition of Roma Financial Corporation and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2007, together with the related notes and the Independent Registered Public Accounting Firms auditors' report of Beard Miller Company LLP.

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

---------------
*  Incorporated by reference to the Registrant's Form S-1 Registration Statement No. 333-132415.

                     [ROMA FINANCIAL CORPORATION LETTERHEAD]


February 28, 2008

Beard Miller Company LLP
55 US Highway 46 East
PO Box 676
Pine Brook, NJ 07058

RE: Management Report on Internal Control over Financial Reporting

The management of Roma Financial Corp. and Subsidiaries (collectively the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system is a process designed to provide reasonable assurance to the management and board of directors regarding the preparation and fair presentation of published consolidated financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the Company's assets that could have a material effect on our consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitation. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set for the by The Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Company's internal control over financial reporting as of December 31, 2007.


/s/ Peter A. Inverso
Peter A. Inverso
President & CEO


/s/ Sharon L. Lamont
Sharon L. Lamont
Chief Financial Officer

[BMC LOGO]

            Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Roma Financial Corporation



         We have audited Roma Financial Corporation's (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Controls. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion, Roma Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders' equity, and cash flows of Roma Financial Corporation and subsidiaries, and our report dated February 28, 2008, expressed an unqualified opinion.


                                        /s/Beard Miller Company LLP




Beard Miller Company LLP
Pine Brook, New Jersey
February 28, 2008

[BMC LOGO]


            Report of Independent Registered Public Accounting Firm


To the Board of Directors and
Stockholders of Roma Financial Corporation




         We have audited the accompanying consolidated statements of financial condition of Roma Financial Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roma Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Roma Financial Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008, expressed an unqualified opinion.

         As discussed in Note 1, the Company changed its method of accounting for Defined Benefit Pension and Other Postretirement Plans in 2006.



                                        /s/Beard Miller Company LLP




Beard Miller Company LLP
Pine Brook, New Jersey
February 28, 2008

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Financial Condition

                                                                                                   December 31,
                                                                                        ------------------------------------
                                                                                             2007                 2006
                                                                                        ---------------      ---------------
                                                                                         (In thousands, except for share data)
                                     Assets
     Cash and amounts due from depository institutions                                         $  6,939             $  7,219
     Interest-bearing deposits in other banks                                                    26,051               26,521
     Money market funds                                                                          62,312               30,961
                                                                                        ---------------      ---------------

         Cash and Cash Equivalents                                                               95,302               64,701

     Securities available for sale                                                               17,238               19,331
     Investment securities held to maturity                                                     127,706              169,927

     Mortgage-backed securities held to maturity                                                144,099              144,480
     Loans receivable, net of allowance for loan losses $1,602 and $1,169
       respectively                                                                             458,873              420,382
     Premises and equipment                                                                      33,181               30,669
     Federal Home Loan Bank of New York stock                                                     2,465                1,432
     Interest receivable                                                                          4,495                4,598
     Bank owned life insurance                                                                   18,802               16,185
     Other assets                                                                                 4,953                3,828
                                                                                        ---------------      ---------------

         Total Assets                                                                          $907,114             $875,533
                                                                                        ===============      ===============

                      Liabilities and Stockholders' Equity
Liabilities
     Deposits:
       Non-interest bearing                                                                    $ 24,611             $ 25,109
       Interest-bearing                                                                         626,419              600,863
                                                                                        ---------------      ---------------
             Total deposits                                                                     651,030              625,972
     Federal Home Loan Bank of New York advances                                                 28,940                7,863
     Advance payments by borrowers for taxes and insurance                                        2,390                2,275
     Other liabilities                                                                            5,972                4,769
                                                                                        ---------------      ---------------

         Total Liabilities                                                                      688,332              640,879
                                                                                        ---------------      ---------------

Commitments and Contingencies

Minority interest of RomAsia Bank                                                                   479                    -
                                                                                        ---------------      ---------------

Stockholders' Equity
     Common stock, $.10 par value, 45,000,000 authorized; 32,731,875
       issued; 31,387,919 and 32,731,875, respectively, outstanding.                              3,274                3,274
     Paid-in capital                                                                             97,405               97,069
     Retained earnings                                                                          148,136              143,068
     Unearned shares held by Employee Stock Ownership Plan                                       (7,306)              (7,847)
     Treasury stock 1,343,956 shares at December 31, 2007                                       (22,792)                   -
     Accumulated other comprehensive loss                                                          (414)                (910)
                                                                                        ---------------      ---------------

         Total Stockholders' Equity                                                             218,303              234,654
                                                                                        ---------------      ---------------

         Total Liabilities and Stockholders' Equity                                            $907,114             $875,533
                                                                                        ===============      ===============

See notes to consolidated financial statements.
--------------------------------------------------------------------------------

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Income

                                                                                         Years Ended December 31,
                                                                       ------------------------------------------------------
                                                                                 2007               2006                2005
                                                                                 (In thousands, except for per share data)
INTEREST INCOME
------------------------------------------------------------------------------------------------------------------------------------
   Loans                                                                      $27,447            $24,748             $20,662
   Mortgage-backed securities held to maturity                                  7,041              7,166               7,158
   Investment securities held to maturity                                       7,730              6,406               5,661
   Securities available for sale                                                  626                565                 467
   Other interest-earning assets                                                2,925              1,984                 684
                                                                      ----------------   ----------------    ---------------

       Total Interest Income                                                   45,769             40,869              34,632
                                                                      ----------------   ----------------    ---------------
INTEREST EXPENSE
   Deposits                                                                    17,320             14,708              10,742
   Borrowings                                                                     463                482                 159
                                                                      ----------------   ----------------    ---------------

       Total Interest Expense                                                  17,783             15,190              10,901
                                                                      ----------------   ----------------    ---------------

       Net Interest Income                                                     27,986             25,679              23,731

PROVISION FOR LOAN LOSSES                                                         492                291                 128
                                                                      ----------------   ----------------    ---------------

       Net Interest Income after Provision for Loan Losses                     27,494             25,388              23,603
                                                                      ----------------   ----------------    ---------------
NON-INTEREST  INCOME
   Commissions on sales of title policies                                       1,292              1,361               1,159
   Fees and service charges on deposits and loans                               1,308                771                 458
   Income from bank owned life insurance                                          778                695                 666
   Net gain from sale of mortgage loans originated for sale                         3                  6                  14
   Other                                                                          679                627                 619
                                                                      ----------------   ----------------    ---------------

       Total Non-Interest Income                                                4,060              3,460               2,916
                                                                      ----------------   ----------------    ---------------
NON-INTEREST EXPENSES
   Salaries and employee benefits                                              11,899             10,282               8,595
   Net occupancy expense of premises                                            1,850              1,653               1,152
   Equipment                                                                    1,677              1,483               1,241
   Data processing fees                                                         1,329              1,273               1,324
   Advertising                                                                    881                806                 813
   Federal insurance premium                                                       74                 86                  81
   Charitable contributions                                                        28              3,527                 231
   Other                                                                        2,589              2,096               1,695
                                                                      ----------------   ----------------    ---------------

       Total Non-Interest Expenses                                             20,327             21,206              15,132
                                                                      ----------------   ----------------    ---------------

       Income before Income Taxes and Minority Interest                        11,227              7,642              11,387

INCOME TAXES                                                                    4,134              2,394               3,852
                                                                      ----------------   ----------------    ---------------
       Net income before minority interest                                      7,093              5,248               7,535
MINORITY INTEREST IN LOSS OF ROMASIA BANK                                         123                  -                   -
                                                                      ----------------   ----------------    ---------------
       Net Income                                                            $  7,216           $  5,248            $  7,535
                                                                      ================   ================    ===============
NET INCOME PER COMMON SHARE
       Basic  and diluted                                                    $    .23           $    .19            $    .33
                                                                      ================   ================    ===============
DIVIDENDS DECLARED PER SHARE                                                 $    .24           $      -            $      -
                                                                      ================   ================    ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                                      ================   ================    ===============
       Basic and diluted                                                       31,563             27,305              22,584
                                                                      ================   ================    ===============

See notes to consolidated financial statements.
--------------------------------------------------------------------------------

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2007, 2006 and 2005

                                                                           Retained    Unearned   Accumulated
                                                                           Earnings -   Shares       Other
                                                     Common    Paid-In   Substantially   Held    Comprehensive   Treasury
                                                      Stock    Capital    Restricted    by ESOP   Income(Loss)    Stock      Total
                                                      -----    -------    ----------    -------   ------------    -----      -----
                                                                                    (In Thousands)
Balance - December 31, 2004                        $     -   $       -      $131,285   $     -       $  108        $   -   $131,393
                                                                                                                           ---------

     Comprehensive income:
         Net income                                      -           -         7,535         -            -            -      7,535
         Unrealized holding loss on securities
           available for sale, net of income
           taxes of $(49)                                -           -             -         -          (70)           -        (70)
                                                                                                                           ---------

         Total Comprehensive Income                                                                                           7,465
                                                                                                                           ---------

     Initial capitalization of mutual holding
       company                                           1         799        (1,000)        -            -            -       (200)
                                                    ------     -------      --------   -------        -----        -----   --------

Balance - December 31, 2005                              1         799       137,820         -           38            -    138,658
                                                                                                                           ---------
     Comprehensive income:
       Net income                                        -           -         5,248         -            -            -      5,248
       Unrealized holding loss on securities
         available for sale, net of income  taxes
         of $(72)                                        -           -             -         -         (158)           -       (158)
                                                                                                                           ---------

         Total Comprehensive Income                                                                                           5,090
                                                                                                                           ---------

     Initial application of FASB 158,
       net of income taxes of $(526)                     -           -             -         -         (790)           -       (790)
     Issuance of common stock, net of
       expenses                                      3,273      96,126             -         -            -            -     99,399
     ESOP shares earned                                  -         144             -       270            -            -        414
     Common stock acquired by ESOP                       -           -             -    (8,117)           -            -     (8,117)
                                                    ------     -------      --------   -------        -----        -----   --------

Balance - December 31, 2006                         $3,274     $97,069      $143,068   $(7,847)       $(910)       $   -   $234,654


See notes to consolidated financial statements.
--------------------------------------------------------------------------------

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------

                                                                             Retained    Unearned   Accumulated
                                                                             Earnings -   Shares       Other
                                                     Common   Paid-In      Substantially   Held    Comprehensive Treasury
                                                      Stock   Capital       Restricted    by ESOP   Income(Loss)   Stock      Total
                                                 ----------------------- -----------------------  ------------- ---------  ---------
                                                                                      (In Thousands)
     Comprehensive income:

         Net income                              $       -      $     -     $   7,216  $      -           -     $      -   $  7,216
                                                                                                                           ---------
         Unrealized holding loss on securities           -            -             -                    21                      21
           available for sale, net of income
           taxes of $(56)                                                                             -                        -
         Application of FASB 158,
           net of income taxes of $(316)                 -            -             -         -         475            -        475
                                                                                                                           ---------

         Total Comprehensive Income                                                                                           7,712
                                                                                                                           ---------

Dividends paid and declared                              -            -        (2,148)        -           -                  (2,148)

Purchase of treasury stock                               -            -             -         -           -      (22,792)   (22,792)

ESOP shares earned                                       -          336             -       541           -            -        877
                                                    ------      -------      --------  -------        -----     --------   --------
Balance - December 31, 2007                         $3,274      $97,405      $148,136  $(7,306)       $(414)    $(22,792)  $218,303
                                                    ======      =======      ========  =======        =====     ========   ========

See notes to consolidated financial statements.
--------------------------------------------------------------------------------
                                      F-4

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows

                                                                                           Years Ended December 31,
                                                                              ------------------------------------------------
                                                                                   2007              2006              2005
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $   7,216         $   5,248           $  7,535
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation of premises and equipment                                       1,037             1,178                755
      Amortization of premiums and accretion of discounts on securities             (130)              (44)               (91)
      Accretion of deferred loan fees and discounts                                  (51)               34               (171)
      Net gain on sale of mortgage loans originated for sale                          (3)               (6)               (14)
      Mortgage loans originated for sale                                            (409)             (823)            (2,718)
      Proceeds from sales of mortgage loans originated for sale                      412               829              2,732
      Provision for loan losses                                                      492               291                128
      Deferred income tax expense (benefit)                                          189            (1,300)               134
      Contribution of common stock to charitable foundation                            -             3,273                  -
      (Increase) decrease in interest receivable                                     103              (800)              (611)
      (Increase) in cash surrender value of bank owned life insurance               (617)             (545)              (526)
      (Increase)  in other assets                                                 (1,341)             (297)            (1,020)
      Increase  in interest payable                                                  606               397                716
      Increase in other liabilities                                                  477               691                145
      Pension cost amortized from accumulated other comprehensive income              81                 -                  -
      Net change in minority interest                                                479                 -                  -
      ESOP shares earned                                                             877               414                  -
                                                                           --------------    ---------------  ----------------
         Net Cash Provided by Operating Activities                                 9,418             8,540              6,994
                                                                           --------------    ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from calls and repayments on securities available for sale             2,248             1,264                 17
   Purchases of securities available for sale                                       (114)           (5,338)            (2,101)
   Proceeds from maturities and calls of investment securities held to maturity  101,272            49,000             10,060
   Purchases of investment securities held to maturity                           (59,235)          (45,845)           (22,988)
   Principal repayments on mortgage-backed securities held to maturity            28,309            25,453             31,207
   Purchases of mortgage-backed securities held to maturity                      (27,621)          (19,791)           (42,936)
   Net increase in loans receivable                                              (38,932)          (41,999)           (43,415)
   Additions to premises and equipment                                            (3,549)           (3,168)            (8,879)
   (Purchase) redemption of Federal Home Loan Bank of New York stock              (1,033)              (45)             2,652
   Purchase of bank owned life insurance                                          (2,000)                -                  -
                                                                           --------------    ---------------  ----------------
         Net Cash Used in Investing Activities                                      (655)         (40,469)            (76,383)
                                                                           --------------    ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                            25,058           (17,841)            67,513
   Increase in advance payments by borrowers for taxes and insurance                 115               212                519
   Federal Home Loan Bank of New York advances                                    23,000                 -             10,000
   Repayments of Federal Home Loan Bank of New York advances                      (1,923)           (1,839)              (298)
   Purchase of treasury stock                                                    (22,792)                -                  -
   Dividend paid to minority shareholders of Roma Financial Corp                  (1,620)                -                  -
   Initial capitalization of mutual holding company                                    -                 -               (200)
   Common stock acquired by ESOP                                                       -            (8,117)                 -
   Net proceeds from issuance of common stock                                          -            96,126                  -
                                                                           --------------    ---------------  ----------------

         Net Cash Provided by Financing Activities                                21,838            68,541             77,534
                                                                           --------------    ---------------  ----------------

         Net Increase in Cash and Cash Equivalents                                30,601            36,612              8,145

CASH AND CASH EQUIVALENTS - BEGINNING                                             64,701            28,089             19,944
                                                                           --------------    ---------------  ----------------

CASH AND CASH EQUIVALENTS - ENDING                                                95,302           $64,701            $28,089
                                                                           ==============    ===============  ================
SUPPLEMENTARY CASH FLOWS INFORMATION
   Income taxes paid, net                                                       $  4,633          $  2,948           $  4,271
                                                                           ==============    ===============  ================

   Interest paid                                                                 $17,177           $14,786          $  10,185
                                                                           ==============    ===============  ================

See notes to consolidated financial statements.
--------------------------------------------------------------------------------
                                      F-5

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Roma Financial Corporation (the "Company"), its wholly-owned subsidiary, Roma Bank (the "Bank") and the Bank's wholly-owned subsidiaries, Roma Capital Investment Co. (the "Investment Co.") and General Abstract and Title Agency (the "Title Co."). The consolidation also includes the Company's majority owned subsidiary, RomAsia Bank (in organization). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Investment Co. is a special purpose entity whose activities are limited to holding investment securities and collection of earnings, principal repayments and recognizing other gains/losses thereon. It holds a substantial portion of the Company's investment and mortgage-backed securities portfolios and is subject to the investment company provisions of the New Jersey Corporation Business Tax Act. The Title Co. was incorporated in the State of New Jersey effective March 7, 2005 and commenced operations April 1, 2005 upon the acquisition of the assets of the General Abstract & Title Agency (the "Agency"), which consisted primarily of the Agency's title search files. Related goodwill of approximately $572,000 was recognized as a result of the purchase price exceeding the fair market value of assets acquired. RomAsia Bank is in organization and has an application pending with the Office of Thrift Supervision to be a federal savings bank. The Company has advanced $903,000 as organizational capital and intends to maintain a 60% ownership interest of RomAsia Bank upon completion of the organization. As presently contemplated, RomAsia Bank will need to raise $15.0 million in initial capital, including the investment made by the Company.

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

--------------------------------------------------------------------------------
                                      F-6

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

Allowance for Loan Losses

     An allowance for loan losses is maintained at a level that represents management's best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate. Management of the Bank, in determining the allowance for loan losses, considers the credit risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions. The Bank utilizes a three tier approach which identifies: (1) impaired loans for which specific reserves are established;
     (2) classified loans for which a higher yield allowance is established; and, (3) performing loans for which a general valuation allowance is established. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans,

--------------------------------------------------------------------------------
                                      F-7

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

     types of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment. Although management believes that appropriate loan loss allowances are established, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be necessary. Payments received on impaired loans are applied first to accrued interest receivable and then to principal.

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

Premises and Equipment

     Premises and equipment are comprised of land, including land held for future development, and land improvements, at cost, and buildings and improvements and furnishings and equipment, at cost, less accumulated depreciation. Depreciation charges are computed on the straight-line method over the following estimated useful lives:

                                                               Years
                                                               -----

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


Note 1 - Summary of Significant Accounting Policies (Continued)

Income Taxes

     The Company and it subsidiaries, except for RomAsia which files a separate federal return, file a consolidated federal income tax return. Income taxes are allocated to the Company and its subsidiaries based on the contribution of their income or use of their loss in the consolidated return. Separate state income tax returns are filed by the Company and its subsidiaries.

     Federal and state income taxes have been provided on the basis of reported income or loss. The amounts reflected on the tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes. The tax effect of these temporary differences is accounted for as deferred taxes applicable to future periods. Deferred income tax expense or benefit is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The realization of deferred tax assets is assessed and a valuation allowance provided for the full amount which is not more likely than not to be realized.

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

     Other comprehensive income also includes amounts related to defined benefit pension liabilities in accordance with SFAS 158. This adjustment to other comprehensive income reflects, net of tax, transition obligations, prior service costs, and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of SFAS 158.

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

Concentration of Risk

     The Bank's lending activity is chiefly concentrated in loans secured by real estate located in the State of New Jersey. At December 31, 2007 and 2006, the Bank had deposits totaling $88.4 million and $57.4 million,

--------------------------------------------------------------------------------
                                      F-9

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies (Continued)

     which were held by the Federal Home Loan Bank of New York and another financial institution which are not insured by the FDIC.

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

Recent Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material impact on The company's consolidated financial position, results of operation or cash flows.

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

     In September of 2006, the SFAS issued FASB 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans" which required that an employer that sponsors one more single-employer defined benefit plans to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation in the statement of financial position The statement also required the recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits as they arise. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the Company's fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 31, 2008. Accordingly, FASB 158 adjustments are reflected in these financial statements.

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

     On September 7, 2006 , the Task Force reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance ("EITF 06-5"). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons." The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF Issue No. 06-05 did not have a material effect on the consolidated financial statements.

     In May 2007, the FASB issued FASB FSP FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48". FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 in effective retroactive to January 1, 2007. The adoption of FSB FUB 48-1 did not have a material impact on the consolidated financial position, results of operations or cash flows.

     FASB statement No. 141 (R) "Business Combinations" was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company's accounting for business combinations completed beginning January 1, 2009.

     FASB statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51" was issued in December of 2007. This Statement establishes accounting and reporting standards

--------------------------------------------------------------------------------
                                      F-11

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies (Continued)

     for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

     Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, "Share-Based Payment," of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. SAB 110 is effective January 1, 2008.

     Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments." Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

     In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, "Effective Date of FASB Statement No. 157," that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company's operating income or net earnings.


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

Reclassification

Certain amounts as of and for the years ended December 31, 2006 and 2005 have been reclassified to conform with the current year's presentation.

Note 2 - Securities Available for Sale

                                                                              December 31, 2007
                                                   -------------------------------------------------------------------------
                                                                             Gross              Gross
                                                         Amortized        Unrealized         Unrealized           Carrying
                                                            Cost             Gains             Losses               Value
                                                   ---------------    ----------------   ----------------    ---------------
                                                                                (In Thousands)
Mortgage-backed securities                                 $ 1,260              $ 32                $  -             $ 1,292
                                                   ---------------    ----------------   ----------------    ---------------

Obligations of state and political subdivisions:
     After one year through five years                         799                 5                   -                 804
     After five years through ten years                      5,291                68                   -               5,359
     After ten years                                         3,930                35                   -               3,965
                                                   ---------------    ----------------   ----------------    ---------------
                                                            10,020               108                   -              10,128
                                                   ---------------    ----------------   ----------------    ---------------

Equity securities                                            3,630                16                 203               3,443
Mutual fund shares                                           2,483                 -                 108               2,375
                                                   ---------------    ----------------   ----------------    ---------------

                                                           $17,393              $156                $311             $17,238
                                                   ===============    ================   ================    ===============

                                                                              December 31, 2006
                                                   -------------------------------------------------------------------------
                                                                             Gross              Gross
                                                         Amortized        Unrealized         Unrealized           Carrying
                                                            Cost             Gains             Losses               Value
                                                   ---------------    ----------------   ----------------    ---------------
                                                                                (In Thousands)
Mortgage-backed securities                                 $ 1,507             $  17                $  -             $ 1,524
                                                   ---------------    ----------------   ----------------    ---------------

Obligations of state and political subdivisions:
     After five years through ten years                      4,148                66                   -               4,214
     After ten years                                         5,867                74                                   5,941
                                                   ---------------    ----------------   ----------------    ---------------

                                                            10,015               140                   -              10,155
                                                   ---------------    ----------------   ----------------    ---------------
U.S. Government (including agencies) due after               2,000                 -                  21               1,979
     one year through five years
Equity securities                                            3,630                39                 222               3,447
Mutual fund shares                                           2,368                 -                 142               2,226
                                                   ---------------    ----------------   ----------------    ---------------

                                                           $19,520              $196                $385             $19,331
                                                   ===============    ================   ================    ===============

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


Note 2 - Securities Available for Sale (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows:

                                    Less than 12 Months             More than 12 Months                   Total
                               ------------------------------  ------------------------------  -----------------------------
                                   Fair         Unrealized         Fair         Unrealized         Fair        Unrealized
                                   Value          Losses           Value          Losses           Value         Losses
                               --------------  --------------  --------------  --------------  -------------- --------------
                                                                      (In Thousands)
December 31, 2007:
     Equity securities                $    -            $  -          $3,377            $203          $3,377           $203
     Mutual funds                          -               -           2,375             108           2,375            108
                               --------------  --------------  --------------  --------------  -------------- --------------

                                      $    -            $  -          $5,752            $311          $5,752           $311
                               ==============  ==============  ==============  ==============  ============== ==============

December 31, 2006:
     U.S. Government
       (including agencies)           $    -            $  -          $1,979            $ 21          $1,979           $ 21
     Equity securities                 3,357             222               -               -           3,357            222
     Mutual funds                      2,226             142               -               -           2,226            142
                               --------------  --------------  --------------  --------------  -------------- --------------

                                      $5,583            $364          $1,979            $ 21          $7,562           $385
                               ==============  ==============  ==============  ==============  ============== ==============

Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment. The unrealized losses on mutual funds are on shares in registered funds that invest primarily in money market instruments and short to moderate term fixed rate securities. The equity securities and mutual funds are subject to market fluctuations. Management believes that both the equity and mutual fund investment continue to be credit worthy and that is no underlying financial situation that would cause concern. The Bank and Investment Co. have the intent and ability to hold these securities for a time necessary to recover the amortized cost. As of December 31, 2007, there was one mutual fund, and one equity security in unrealized loss positions compared to one mutual fund, one equity and one U.S. Government security in an unrealized loss position at the prior year end.

There were no sales of securities available for sale during the years ended December 31, 2007, 2006, and 2005.

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 3 - Investment Securities Held to Maturity

                                                                              December 31, 2007
                                                   -------------------------------------------------------------------------
                                                                           Gross              Gross
                                                      Carrying          Unrealized         Unrealized          Estimated
                                                       Value               Gains             Losses            Fair Value
                                                   ---------------    ----------------   ----------------    ---------------
                                                                                (In Thousands)
U.S. Government (including agencies):
     Within one year                                      $ 18,000              $  4                $ 52            $ 17,952
     After one year through five years                      43,313                43                  25              43,331
     After five years through ten years                     49,975               114                   9              50,080
     After ten years                                        11,995                60                   -              12,055
                                                   ---------------    ----------------   ----------------    ---------------
                                                           123,283               221                  86             123,418
                                                   ---------------    ----------------   ----------------    ---------------

Obligations of state and political subdivisions:
     After one year through five years                       1,265                55                   -               1,320
     After ten years                                         3,158                 6                  74               3,090
                                                   ---------------    ----------------   ----------------    ---------------
                                                             4,423                61                  74               4,410
                                                   ---------------    ----------------   ----------------    ---------------

                                                          $127,706              $282                $160            $127,828
                                                   ===============    ================   ================    ===============

                                                                                 December 31, 2006
                                                   -------------------------------------------------------------------------
                                                                              Gross              Gross
                                                         Carrying          Unrealized         Unrealized          Estimated
                                                          Value               Gains             Losses            Fair Value
                                                   ---------------    ----------------   ----------------    ---------------
                                                                                (In Thousands)
U.S. Government (including agencies):
     Within one year                                      $ 57,996               $ -              $  374            $ 57,622
     After one year through five years                      59,310                16               1,110              58,216
     After five years through ten years                     51,026                 4                 565              50,465
                                                   ---------------    ----------------   ----------------    ---------------
                                                           168,332                20               2,049             166,303


Obligations of state and political subdivisions:
     After ten years                                         1,595                36                   -               1,631
                                                   ---------------    ----------------   ----------------    ---------------

                                                          $169,927               $56              $2,049            $167,934
                                                   ===============    ================   ================    ===============

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 3 - Investment Securities Held to Maturity (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related investments held to maturity are as follows:

                                         Less than 12 Months            More than 12 Months                  Total
                                  ----------------------------  ------------------------------  -----------------------------
                                        Fair        Unrealized        Fair         Unrealized         Fair        Unrealized
                                        Value         Losses          Value          Losses           Value         Losses
                                  -------------  -------------  --------------  --------------  -------------   -------------
                                                                       (In Thousands)
December 31, 2007:
     U.S. Government
         (including agencies):
         Within one year                 $    -            $ -        $13,948             $52         $13,948            $ 52
         After one year
              through five years            825              -         15,975              25          16,800              25
         After five years
              through ten years           3,987              9              -               -           3,987               9
                                  -------------  -------------  --------------  --------------  -------------   -------------
                                          4,812              9         29,923              77          34,735              86
Obligations of state and
  political subdivisions:
      Over ten years                      2,304             74              -               -           2,304              74
                                  -------------  -------------  --------------  --------------  -------------   -------------

                                         $7,116            $83        $29,923             $77         $37,039            $160
                                  =============  =============  ==============  ==============  =============   =============
December 31, 2006:
     U.S. Government
         (including agencies):
         Within one year                $ 2,992           $  6       $ 54,630          $  368        $ 57,622          $  374
         After one year
              through five years            996              4         56,380           1,106          57,376           1,110
         After five years
              through ten years          21,945            113         25,519             452          47,464             565
                                  -------------  -------------  --------------  --------------  -------------   -------------

                                        $25,933           $123       $136,529          $1,926        $162,462          $2,049
                                  =============  =============  ==============  ==============  =============   =============

Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment. The unrealized losses are on issues that earn interest at a fixed interest rate and are due to changes in market interest rates. The Bank and Investment Co. have the intent and ability to hold these investments for a time necessary to recover the amortized cost. As of December 31, 2007, there were 27 U.S. Government agencies and four obligations of state and political subdivisions in unrealized loss positions compared to 130 and 2, respectively, in unrealized loss positions as of December 31, 2006.

There were no sales of investment securities held to maturity during the years ended December 31, 2007, 2006, and 2005.

At December 31, 2007 and 2006, approximately $83.3 million and $52.6 million, respectively, of investment securities held to maturity were callable within one year.

See Note 9 for information as to investment securities held to maturity which are pledged for borrowings.

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 4 - Mortgage-Backed Securities Held to Maturity

                                                                              December 31, 2007
                                                   -------------------------------------------------------------------------
                                                                           Gross              Gross
                                                      Carrying          Unrealized         Unrealized          Estimated
                                                       Value               Gains             Losses            Fair Value
                                                   ---------------    ----------------   ----------------    ---------------
                                                                                (In Thousands)
Government National Mortgage Association                  $  4,276            $   39                $  2            $  4,313
Federal Home Loan Mortgage Corporation                      84,648               579                 457              84,770
Federal National Mortgage Association                       47,387               451                 215              47,623
Collateralized mortgage obligations                          7,788                58                 112               7,734
                                                   ---------------    ----------------   ----------------    ---------------

                                                          $144,099            $1,127                $786            $144,440
                                                   ===============    ================   ================    ===============

                                                                              December 31, 2006
                                                   -------------------------------------------------------------------------
                                                                             Gross              Gross
                                                        Carrying          Unrealized         Unrealized          Estimated
                                                         Value               Gains             Losses            Fair Value
                                                   ---------------    ----------------   ----------------    ---------------
                                                                                (In Thousands)
Government National Mortgage Association                 $   5,630            $   33            $     52          $    5,611
Federal Home Loan Mortgage Corporation                      79,822               261               1,104              78,979
Federal National Mortgage Association                       53,880               244                 934              53,190
Collateralized mortgage obligations                          5,148                15                 185               4,978
                                                   ---------------    ----------------   ----------------    ---------------

                                                          $144,480              $553              $2,275            $142,758
                                                   ===============    ================   ================    ===============

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

                                      Less than 12 Months             More than 12 Months                   Total
                               ------------------------------  ------------------------------  -----------------------------
                                     Fair         Unrealized         Fair         Unrealized         Fair        Unrealized
                                     Value          Losses           Value          Losses           Value         Losses
                               --------------  --------------  --------------  --------------  -------------- --------------
                                                                      (In Thousands)
December 31, 2007:
     Government National
         Mortgage
         Association                 $   772             $ 1         $   165            $  1         $   937           $  2
     Federal Home Loan
         Mortgage
         Corporation                   4,921              51          28,711             406          33,632            457
     Federal National
         Mortgage
         Association                   6,238               7          17,769             208          24,007            215
     Collateralized mortgage
         obligations                       -               -           2,740             112           2,740            112
                               --------------  --------------  --------------  --------------  -------------- --------------

                                     $11,931             $59         $49,385            $727         $61,316           $786
                               ==============  ==============  ==============  ==============  ============== ==============

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 4 - Mortgage-Backed Securities Held to Maturity (Continued)

                                      Less than 12 Months             More than 12 Months                   Total
                               ------------------------------  ------------------------------  -----------------------------
                                     Fair         Unrealized         Fair         Unrealized         Fair        Unrealized
                                     Value          Losses           Value          Losses           Value         Losses
                               --------------  --------------  --------------  --------------  -------------- --------------
                                                                      (In Thousands)
December 31, 2006:
     Government National
         Mortgage
         Association                  $    -             $ -         $ 3,370          $   52        $  3,370         $   52
     Federal Home Loan
         Mortgage
         Corporation                   4,384              14          52,420           1,090          56,804          1,104
     Federal National
         Mortgage
         Association                   1,817               4          35,077             930          36,894            934
     Collateralized mortgage
         obligations                       -               -           3,208             185           3,208            185
                               --------------  --------------  --------------  --------------  -------------- --------------

                                      $6,201             $18         $94,075          $2,257        $100,276         $2,275
                               ==============  ==============  ==============  ==============  ============== ==============

Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment. The unrealized losses on mortgage-backed securities relate primarily to fixed interest rate and to a lesser extent adjustable interest rate securities. Such losses are the result of changes in interest rates. The Bank and Investment Co. have the intent and ability to hold these securities for a time necessary to recover the amortized cost. As of December 31, 2007, there were 9 Government National Mortgage
Association, 48 Federal Home Loan Mortgage Corporation, 30 Federal National Mortgage Association, and 6 Collateralized mortgage obligations, in unrealized loss positions compared to 23, 76, 49, and 6, respectively, in unrealized loss positions as of December 31, 2006.

There were no sales of mortgage-backed securities held to maturity during the years ended December 31, 2007, 2006, and 2005.

At December 31, 2007 and 2006, mortgage-backed securities held to maturity with a carrying value of approximately $918,000 and $1,126,000, respectively, were pledged to secure public funds on deposit.

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 5 - Loans Receivable

                                                                                                        December 31,
                                                                                         -----------------------------------
                                                                                                  2007                2006
                                                                                         ----------------    ---------------
                                                                                                   (In Thousands)
          Real estate mortgage loans:
               Conventional 1-4 family                                                          $219,900            $207,755
               Commercial and multi-family                                                        80,537              65,848
                                                                                         ----------------    ---------------

                                                                                                 300,437             273,603
                                                                                         ----------------    ---------------

          Construction                                                                            37,119              23,956
                                                                                         ----------------    ---------------

          Consumer:
               Personal                                                                                -                   -
               Passbook or certificate                                                             1,103               1,314
               Automobile                                                                             24                  33
               Equity and second mortgages                                                       130,085             127,450
                                                                                         ----------------    ---------------

                                                                                                 131,212             128,797
                                                                                         ----------------    ---------------

          Commercial                                                                               3,918               3,724
                                                                                         ----------------    ---------------

                 Total Loans                                                                     472,686             430,080
                                                                                         ----------------    ---------------

          Less:
               Allowance for loan losses                                                           1,602               1,169
               Deferred loan fees and discounts                                                      174                 176
               Loans in process                                                                   12,037               8,353
                                                                                         ----------------    ---------------

                                                                                                  13,813               9,698
                                                                                         ----------------    ---------------

                                                                                                $458,873            $420,382
                                                                                         ================    ===============

At December 31, 2007, 2006 and 2005, loans serviced for the benefit of others totaled approximately $7,291,000, $7,436,000, and $7,206,000, respectively, which balances are excluded from the above portfolio. The Bank has an agreement to sell residential mortgages to the FHLB of New York (the "FHLB"). The maximum to be sold under the agreement is $10.0 million and approximately $8.5 million has been sold as of December 31, 2007. The agreement includes a maximum credit enhancement of $177,500, which the Bank may be required to pay if realized losses on any of the sold mortgages exceed the amount held in the FHLB's Spread Account. The FHLB is funding the Spread Account at 3.55% of the outstanding balance of loans sold. The Bank's historical losses on residential mortgages have been lower than the amount being funded to the Spread Account. As such, the Bank does not anticipate recognizing any losses and accordingly has not recorded a liability for the credit enhancement. As compensation for the credit enhancement, the FHLB is paying the Bank at rates of .07% to .10% of the outstanding loan balance in the portfolio on a quarterly basis.

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 5 - Loans Receivable (Continued)

The Bank retains the servicing on the loans sold to the FHLB and receives a fee based upon the principal balance outstanding. During the years ended 2007, 2006 and 2005, the Bank recognized approximately $18,000, $17,000, and $13,000, respectively, of servicing fee income.

At December 31, 2007, 2006 and 2005, nonaccrual loans for which the accrual of interest has been discontinued totaled approximately $6,889,000, $363,000, and $654,000, respectively. Interest income on such loans is recognized only when actually collected. During the years ended December 31, 2007, 2006 and 2005, the Bank recognized interest income of approximately $370,000, $12,000, and $40,000, respectively, on these loans. Interest income that would have been recorded had the loans been on the accrual status, would have amounted to approximately $670,000, $22,000, and $47,000 for the years ended December 31, 2007, 2006 and
2005, respectively. The Bank is not committed to lend additional funds to borrowers whose loans have been placed on nonaccrual status.

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                                                                                                    December 31,
                                                                                         -----------------------------------
                                                                                              2007                2006
                                                                                         ----------------    ---------------
                                                                                                   (In Thousands)

          Recorded investment in impaired loans with recorded allowances                          $6,098               $  41
          Related allowance for loan losses                                                         (178)                 (6)
                                                                                         ----------------    ---------------

                                                                                                  $5,920               $  35
                                                                                         ================    ===============

For the years ended December 31, 2007, 2006 and 2005, the average recorded investment in impaired loans totaled approximately $3,042,000, $64,000, and $73,000, respectively. Interest income of approximately $63,000, $8,000, and $13,000, respectively, all recorded on the cash basis, was recognized on impaired loans during the period of impairment.

The following is an analysis of the allowance for loan losses:

                                                                                    Years Ended December 31,
                                                                      ------------------------------------------------------
                                                                           2007               2006                2005
                                                                      ----------------   ----------------    ---------------
                                                                                         (In Thousands)

          Balance - beginning                                                  $1,169               $878                $750
               Provisions charged to operations                                   492                291                 128
               Losses charged to allowance                                        (59)                 -                   -
                                                                      ----------------   ----------------    ---------------

          Balance - ending                                                     $1,602             $1,169                $878
                                                                      ================   ================    ===============

The Bank has granted loans to officers and directors of the Bank. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate amount of these loans at December 31, 2007 and 2006 was approximately $838,000 and $727,000, respectively. During the year ended December 31, 2007, there was one new loan to a related party of $145,000 and repayments totaled $33,656.

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 6 - Premises and Equipment

                                                                                                    December 31,
                                                                                         -----------------------------------
                                                                                              2007                2006
                                                                                         ----------------    ---------------
                                                                                                   (In Thousands)
          Land held for future development                                                       $ 1,054             $ 1,054
                                                                                         ----------------    ---------------

          Construction in progress, including land of $503                                         1,772               2,598
                                                                                         ----------------    ---------------

          Land and land improvements                                                               5,428               5,428
                                                                                         ----------------    ---------------

          Buildings and improvements                                                              26,391              22,611
          Accumulated depreciation                                                                (4,400)             (3,775)
                                                                                         ----------------    ---------------

                                                                                                  21,991              18,836
                                                                                         ----------------    ---------------

          Furnishings and equipment                                                                7,531               6,936
          Accumulated depreciation                                                                (4,595)             (4,183)
                                                                                         ----------------    ---------------

                                                                                                   2,936               2,753
                                                                                         ----------------    ---------------

                                                                                                 $33,181             $30,669
                                                                                         ================    ===============

Note 7 - Interest Receivable

                                                                                                    December 31,
                                                                                         -----------------------------------
                                                                                              2007                2006
                                                                                         ----------------    ---------------
                                                                                                   (In Thousands)
          Loans receivable                                                                        $2,166              $1,927
          Investment securities held to maturity                                                   1,377               1,734
          Mortgage-backed securities held to maturity                                                716                 693
          Securities available for sale                                                              130                 192
          Other interest-earning assets                                                              106                  52
                                                                                         ----------------    ---------------

                                                                                                  $4,495              $4,598
                                                                                         ================    ===============

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 8 - Deposits

                                                                                 December 31,
                                                   --------------------------------------------------------------------------
                                                                  2007                                  2006
                                                   ------------------------------------  ------------------------------------
                                                                            Weighted                              Weighted
                                                                            Average                               Average
                                                         Amount          Interest Rate         Amount          Interest Rate
                                                   ---------------     ----------------  ----------------     ---------------
                                                                            (Dollars In Thousands)
Demand:
     Non-interest bearing checking                        $ 24,611            0.00%             $ 25,109             0.00%
     Interest bearing checking                              98,481            0.54%               98,278             0.53%
                                                   ---------------                       ----------------

                                                           123,092            0.43%              123,387             0.42%

Savings and club                                           175,972            0.96%              185,925             0.93%

Certificates of deposit                                    351,966            4.59%              316,660             4.30%
                                                   ---------------                       ----------------

                                                          $651,030            2.82%             $625,972             2.53%
                                                   ===============                       ================

Certificates   of  deposit  with   balances  of  more  than   $100,000   totaled
approximately  $89,637,000  and  $74,134,000  at  December  31,  2007 and  2006,
respectively. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

                                                                                                    December 31,
                                                                                         -----------------------------------
                                                                                              2007                2006
                                                                                         ----------------    ---------------
                                                                                                   (In Thousands)
          Maturing in:
            One year or less                                                                    $269,642            $237,814
            After one to two years                                                                43,244              32,923
            After two to three years                                                              31,909              16,984
            After three to four years                                                              5,986              23,715
            After four to five years                                                               1,162               5,094
            After five years                                                                          23                 130
                                                                                         ----------------    ---------------

                                                                                                $351,966            $316,660
                                                                                         ================    ===============

Interest expense on deposits consists of the following:

                                                                                    Years Ended December 31,
                                                                      ------------------------------------------------------
                                                                           2007               2006                2005
                                                                      ----------------   ----------------    ---------------
                                                                                         (In Thousands)
          Demand                                                              $   515            $   512             $   477
          Savings and club                                                      1,691              1,717               1,987
          Certificates of deposit                                              15,114             12,479               8,278
                                                                      ----------------   ----------------    ---------------

                                                                              $17,320            $14,708             $10,742
                                                                      ================   ================    ===============

                                      F-22

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 9 - Federal Home Loan Bank ("FHLB") Advances

At December 31, 2007 and 2006, the Bank had an outstanding long-term FHLB advance totaling $5.9 million and $7.9 million, respectively. The borrowing is at a fixed rate of 4.49% and requires monthly principal and interest payment of $186,385 with a final maturity of September 15, 2010. A schedule of the annual principal obligation is as follows (in thousands):

                            Year ending December 31,
                                 2008                                  $2,011
                                 2009                                   2,087
                                 2010                                   1,842
                                                              ----------------
                                                                       $5,940
                                                              ================

At December 31, 2007, the Bank also had an outstanding FHLB advance totaling $23.0 million. The borrowing is at a fixed rate of 3.90% for ten years, maturing in 2017, callable at three years. Interest is paid quarterly.

At December 31, 2007 and 2006 the advances were secured by pledges of the Bank's investment in the capital stock of the FHLB totaling $2,465,000 and $1,432,000, respectively, and a specific pledge of investment securities held to maturity with a par value totaling $28 million and $26 million, respectively.

At December 31, 2007 and 2006, the Bank also had available to it $84,443,900 and $79,667,700, respectively, under a revolving line of credit and an additional $84,443,900 and $79,667,700, respectively, under a Companion (DRA) Commitment, both expiring July 31, 2008 and July 31, 2007, respectively, with the Federal Home Loan Bank of New York. Borrowings are at the lenders cost of funds plus 0.25%. There were no outstanding borrowings under the line of credit or DRA at December 31, 2007 and 2006.


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

                                                                                                    December 31,
                                                                                         -----------------------------------
                                                                                              2007                2006
                                                                                         ----------------    ---------------
                                                                                                   (In Thousands)

          GAAP capital                                                                          $179,406            $184,692
          Goodwill                                                                                  (572)               (572)
          FAS 158 adjustment                                                                         315                   -
          Unrealized (gain) loss on securities available for sale                                    (28)                120
                                                                                         ----------------    ---------------

          Core and tangible capital                                                              179,121             184,240
          General valuation allowance                                                              1,597               1,169
                                                                                         ----------------    ---------------

                 Total Regulatory Capital                                                       $180,718            $185,409
                                                                                         ================    ===============

                                                                                                         To be Well
                                                                                                      Capitalized under
                                                                          For Capital Adequacy        Prompt Corrective
                                                        Actual                  Purposes               Action Provisions
                                                  -----------------         ------------------        ------------------
                                                    Amount      Ratio         Amount       Ratio        Amount       Ratio
                                                    ------      -----         ------       -----        ------       -----
                                                                            (Dollars in Thousands)
As of December 31, 2007:
     Total capital (to risk-weighted
         assets)                                  $180,718       33.92%     =>$42,620      =>8.00%      $53,275     =>10.00
     Tier 1 capital (to risk-weighted
         assets)                                   179,121       33.62                                   31,915     => 6.00
     Core (Tier 1) capital (to adjusted
         total assets)                             179,121       20.46       =>26,259      =>3.00        43,765     => 5.00
     Tangible capital (to adjusted total
     assets)                                       179,121       20.46       =>13,129      =>1.50            =>     =>    -

As of December 31, 2006:
     Total capital (to risk-weighted
         assets)                                  $185,409       40.55%     =>$36,545      =>8.00%      $45,682     =>10.00%
     Tier 1 capital (to risk-weighted
         assets)                                   184,240       40.30                                   27,409     => 6.00
     Core (Tier 1) capital (to adjusted
         total assets)                             184,240       22.10       =>24,993      =>3.00        41,654     => 5.00
     Tangible capital (to adjusted total assets)   184,240       22.10       =>12,497      =>1.50            =>     =>    -

As of April 25, 2007, the most recent notification from the Office of Thrift Supervision, the Bank, based on its actual capital amounts at December 31, 2006, was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total, risk-based, and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. There are no conditions exiting or events which have occurred since notification that management believes have changed the Bank's category.

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


Note 11 - Benefit Plans

Pension Plan

     The Bank has a non-contributory pension plan covering all eligible employees. The Bank's policy is to fund the pension plan with annual contributions which equal the maximum amount deductible for federal income tax purposes. The following table sets forth the plan's funded status and components of net periodic pension expense:

                                                                                                    December 31,
                                                                                         -----------------------------------
                                                                                              2007                2006
                                                                                         ----------------    ---------------
                                                                                                   (In Thousands)
          Change in Benefit Obligation
               Benefit obligation - beginning                                                    $ 8,095             $ 7,795
                   Service cost                                                                      340                 345
                   Interest cost                                                                     487                 450
                   Actuarial (gain) loss                                                            (327)               (220)
                   Benefits paid                                                                    (273)               (262)
                   Settlements                                                                       (13)                (13)
                                                                                         ----------------    ---------------

               Benefit obligation - ending                                                         8,309               8,095
                                                                                         ----------------    ---------------

          Change in Plan Assets
               Fair value of assets - beginning                                                    7,582               7,022
                   Actual gain on plan assets                                                      1,024                 583
                   Employer contributions                                                            291                 252
                   Benefits paid                                                                    (273)               (262)
                   Settlements                                                                       (13)                (13)
                                                                                         ----------------    ---------------

               Fair value of assets - ending                                                       8,611               7,582
                                                                                         ----------------    ---------------

          Funded status                                                                          $   302            $   (513)
                                                                                         ================    ===============

          Discount rate                                                                             6.13%               6.13%
          Long-term rate                                                                            8.50%               8.50%
          Salary increase rate                                                                      4.00%               4.00%


     At December 31, 2007, and 2006 unrecognized net loss of $449,000and $1,196,000, respectively, and unrecognized prior service liability of $77,000 and $ 120,000, respectively, were included in accumulated other comprehensive income in accordance with SFAS No. 158. Approximately $38,000 and $15,000 of these balances are expected to be recognized in pension expense during the year ended December 31, 2008.

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 11 - Benefit Plans (Continued)

Pension Plan (Continued)

                                                                                          Years Ended December 31,
                                                                      ------------------------------------------------------
                                                                                 2007               2006                2005
                                                                      ----------------   ----------------    ---------------
                                                                                                (In Thousands)
          Net periodic pension expense
               Service cost                                                     $ 340               $345                $282
               Interest cost                                                      487                450                 412
               Expected return on assets                                         (642)              (596)               (511)
               Amortization of:
                   Unrecognized transition obligation                               -                  -                  23
                   Unrecognized prior service liability                            38                 60                  60
                   Unrecognized loss                                               43                 67                  30
                                                                      ----------------   ----------------    ---------------

          Total pension expense                                                  $266               $326                $296
                                                                      ================   ================    ===============

          Discount rate                                                          6.13%              5.88%              5.88%

          Salary increase rate                                                   4.00%              4.00%              3.50%

Plan Asset Allocations

     The Bank's pension plan weighted-average asset allocations, by asset category, are as follows:

                                                                                                     October 1,
                                                                                         -----------------------------------
                                                                                              2007                2006
                                                                                         ----------------    ---------------
          Equity securities                                                                       70 %                73 %
          Debt securities (Bond Mutual Funds)                                                     30                  27
                                                                                         ----------------    ---------------

                                                                                                 100 %               100 %
                                                                                         ================    ===============

Long-Term Rate of Return

     The long term rate of return on assets assumption is based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan's target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan's target allocation, the result is an expected rate of return of 7% to 11%.

Contributions

     For the fiscal year ending December 31, 2008, the Bank expects to contribute approximately $402,000 to the Plan.

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


Note 11 - Benefit Plans (Continued)

Estimated Future Benefit Payments

     Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ended December 31 as follows (in thousands):

                            2008                                   $   439
                            2009                                       533
                            2010                                       548
                            2011                                       551
                            2012                                       558
                            2013 - 2017                              3,162

Savings and Investment Plan ("SIP")

     The Bank sponsors a SIP pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees may elect to save a percentage of their compensation up to statutory limits which the Bank will match 50% of the first 6% of the employee's contribution. The SIP expense amounted to approximately $140,000, $120,000, and $116,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

Officers' Supplemental Pension Plans

     The Bank has unfunded, non-qualified supplemental pension plans to provide supplemental pension benefits to each senior officer ("Officer") of the Bank. The plans provide for annual payments for ten years commencing when each Officer reaches retirement age, as defined, or in the event of death, disability or termination of employment, prior to retirement. The Bank has accrued approximately $2,140,000 and $1,761,000 as of December 31, 2007 and 2006, respectively, towards this liability. Expense recorded for the plans totaled approximately $384,000, $437,000, and $447,000 during the years ended December 31, 2007, 2006 and 2005, respectively. During the years ended December 31, 2007, 2006 and 2005 payments were paid to beneficiaries and to individuals who terminated their employment in the amounts of $5,000, $34,000, and $16,000, respectively.

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

     Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants. Contributions to the ESOP and shares released from the suspense account are to be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.

     The ESOP is accounted for in accordance with Statement of Position 93-6, "Accounting for Employee Stock Ownership Plans," which was issued by the American Institute of Certified Public Accountants. Accordingly, ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a quarterly basis, 13,529 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense for the years ended December 31, 2007 and 2006 was approximately $877,000 and $414,000. The status of Company shares in the ESOP at December 31, 2007 and 2006 is as follows:

                                                              2007                  2006
                                                        ------------------    ------------------
             Allocated shares                                      27,058                     -
             Shares committed to be released                       54,116                27,058
             Unearned shares                                      730,576               784,692
                                                        ------------------    ------------------

                      Total ESOP Shares                           811,750               811,750
                                                        ==================    ==================

             Fair value of unearned shares                    $11,462,737           $12,994,500
                                                        ==================    ==================

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 12 - Income Taxes

The Bank qualifies as a thrift institution under the provisions of the Internal Revenue Code and therefore must calculate its tax bad debt deduction using either the experience or specific charge off method. Retained earnings at December 31, 2007 and 2006, includes approximately $5.8 million of bad debt deduction for tax purposes for which income taxes have not been provided. If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are summarized as follows:

                                                                                    Years Ended December 31,
                                                                      ------------------------------------------------------
                                                                           2007               2006                2005
                                                                      ----------------   ----------------    ---------------
                                                                                         (In Thousands)
          Current tax expense:
               Federal income                                                  $3,293             $3,126              $3,274
               State income                                                       652                568                 444
                                                                      ----------------   ----------------    ---------------
                                                                                3,945              3,694               3,718
                                                                      ----------------   ----------------    ---------------
          Deferred tax expense (benefit):
               Federal income                                                     211             (1,100)                 96
               State income                                                      (124)              (301)                 38
                                                                      ----------------   ----------------    ---------------
                                                                                   87             (1,401)                134
                                                                      ----------------   ----------------    ---------------
          Valuation allowance                                                     102                101                   -
                                                                      ----------------   ----------------    ---------------

                                                                               $4,134             $2,394              $3,852
                                                                      ================   ================    ===============


The following table presents a reconciliation between reported income taxes and the income taxes which would be computed by applying the federal income tax rate of 35% to income before income taxes:

                                                                                    Years Ended December 31,
                                                                      ------------------------------------------------------
                                                                           2007               2006                2005
                                                                      ----------------   ----------------    ---------------
                                                                                         (In Thousands)
          Federal income tax                                                   $3,929             $2,675              $3,985
          Increases (reductions) in taxes resulting from:
               New Jersey income tax, net of federal income
                     tax effect                                                   348                176                 313
               Tax exempt interest on obligations of state and
                     political subdivisions                                      (172)              (164)               (162)
               Bank owned life insurance                                         (210)              (191)               (179)
               Surtax exemption                                                  (100)              (100)               (100)
               Other items, net                                                   237               (103)                 (5)
                                                                      ----------------   ----------------    ---------------
                                                                                4,031              2,293               3,852
          Valuation allowance                                                     102                101                   -
                                                                      ----------------   ----------------    ---------------

          Total income tax expense                                             $4,134             $2,394              $3,852
                                                                      ================   ================    ===============

          Effective income tax rate                                              36.8%              31.3%               33.8%
                                                                      ================   ================    ===============

                                      F-29

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements

Note 12 - Income Taxes (Continued)

The Company established a valuation allowance for the state income taxes for the benefit to be derived from the utilization of the state net operating loss carry forward for Roma Bank and for a contribution carry forward for Roma Financial Corporation.

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

                                                                                                    December 31,
                                                                                         -----------------------------------
                                                                                              2007                2006
                                                                                         ----------------    ---------------
                                                                                                   (In Thousands)
          Deferred loan fees                                                                     $    22              $   29
          Allowance for loss on loans and other reserves                                             641                 451
          Uncollected interest and late fees                                                         132                  21
          Retirement benefits                                                                        856                 697
          Accumulated other comprehensive income-Pension                                             210                 526
          Charitable contributions                                                                   664               1,066
          ESOP                                                                                       149                  53
          Unrealized loss on securities available for sale                                            56                  69
          Other items                                                                                  -                  21
          Net operating loss                                                                         102
                                                                                         ----------------    ---------------
                                                                                                   2,629               2,933
          Valuation allowance                                                                       (203)               (101)
                                                                                         ----------------    ---------------
                   Total Deferred Tax Assets                                                       2,629               2,832
                                                                                         ----------------    ---------------

          Goodwill and other items                                                                   (42)                (26)
          Pension expense                                                                           (331)               (318)
          Depreciation                                                                              (759)               (490)
          Capitalized interest                                                                      (171)               (163)
          Other                                                                                       (9)                  -
                                                                                         ----------------    ---------------
                 Total Deferred Tax Liabilities                                                   (1,312)               (997)
                                                                                         ----------------    ---------------

                 Net Deferred Tax Assets (Liabilities)                                            $1,317              $1,835
                                                                                         ================    ===============

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


Note 13 - Commitments and Contingencies (Continued)

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

The Bank had loan origination commitments outstanding as follows:

                                                                            December 31,
                                             -------------------------------------------------------------------------------
                                                           2007                                      2006
                                             -------------------------------------     -------------------------------------
                                                Rate Range            Amount             Rate Range            Amount
                                             -----------------    ----------------     --------------     ------------------
                                                                       (Dollars In Thousands)
Mortgage loans:
     Fixed rate                              6.125% to 6.375%                $656     5.875% to 6.875%             $1,888
     Adjustable rate                                -                           -      5.75% to 9.25%                 720
Equity loans:
     Fixed rate                               5.99% to 7.25%                3,706     5.875% to 7.375%              2,590
     Floating rate                                                                     5.99% to 8.25%                 389
                                                                  ----------------                        ------------------

                                                                           $4,362                                  $5,587
                                                                  ================                        ==================

At December 31, 2007 and 2006, undisbursed funds from approved lines of credit under a homeowners' equity lending program amounted to approximately $33,087,000 and $31,524,000, respectively. The interest rate charged for any month on funds disbursed under this program is prime plus 1.50% to prime less .50%. At December 31, 2007 and 2006, undisbursed funds from approved commercial lines of credit, both secured and unsecured, amounted to approximately $25,214,000 and $12,529,000, respectively. The interest rates charged on funds disbursed under this program range from prime to prime plus 4.25%. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 13 - Commitments and Contingencies (Continued)

The Bank has non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2007:

                Years Ended December 31:

                                     2008                          $ 183,619
                                     2009                            185,091
                                     2010                            186,593
                                     2011                            188,124
                                     2012                            191,887
                                  Thereafter                       2,570,826
                                                            -----------------
                Total Minimum Payments Required                   $3,506,140
                                                            =================


In June 2002, the Bank entered into an employment agreement with Mr. Perilli, Chairman of the Board and executive vice president, to accommodate Mr. Perilli's desire to continue providing his services to the Bank while reducing his time commitment as a full-time officer and employee of the Bank. The agreement became effective July 1, 2002. Mr. Perilli's salary on July 1, 2002 became his base salary. Pursuant to the terms of the agreement, from July 1, 2002 to June 30, 2003, Mr. Perilli's annual salary was fixed at 90% of his base salary, from July 1, 2003 to June 2004, Mr. Perilli's annual salary was fixed at 80% of his base salary, from July 1, 2004 to June 30, 2005, Mr. Perilli's annual salary was fixed at 70% of his base salary, and from July 1, 2005 to June 30, 2007, Mr. Perilli's salary is fixed at 50% of his base salary. Pursuant to the terms of this agreement, Mr. Perilli is eligible for all benefits and perquisites provided to employees and executive management employees of the Bank, including bonuses. As of December 31, 2007 a new contract had not yet been signed.

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

Securities (Continued)

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


Note 14 - Fair Value of Financial Instruments (Continued)

Loan Commitments

The carrying amounts and estimated fair values of financial instruments are as follows:

                                                                                 December 31,
                                                          ------------------------------------------------------------------
                                                                  2007                                  2006
                                                          ----------------------------          ----------------------------
                                                                             Estimated                             Estimated
                                                          Carrying             Fair             Carrying             Fair
                                                            Value              Value              Value              Value
                                                          --------           ---------          --------           ---------
                                                                                    (In Thousands)
Financial assets:
     Cash and cash equivalents                             $95,302             95,302            $64,701             $64,701
     Securities available for sale
                                                            17,238             17,238             19,331              19,331
     Investment securities held to maturity                127,706            127,828            169,927             167,934
     Mortgage-backed securities held to
         maturity                                          144,099            144,440            144,480             142,758
     Loans receivable                                      458,873            461,735            420,382             418,846
     Interest receivable                                     4,495              4,495              4,598               4,598

Financial liabilities:
     Deposits                                              651,030            650,535            625,972             624,752
     Federal Home Loan Bank of New York
         Advances                                           28,940             28,795              7,863               7,654
     Accrued interest payable                             $  1,853           $  1,853           $  1,247            $  1,247

Limitations

     The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Further, the foregoing estimates may not reflect the actual amount that could be realized if all or substantially all of the financial instruments were offered for sale. This is due to the fact that no market exists for a sizable portion of the loan, deposit and off balance sheet instruments.

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


Note 15 - Stockholders' Equity

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

On August 10, 2007, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to 10% of its outstanding shares (excluding Roma Financial Corp., MHC, the Company's mutual holding company) or up to 981,956 shares. This repurchase was completed on August 27, 2007 with 981,956 shares purchased for $16,700,000 at an average cost of $16.96 per share.

On October 24, 2007, the Company announced that the Board of Directors authorized an additional stock repurchase plan to acquire up to 441,880 shares of 5% of the Company's outstanding stock help by persons other than Roma Financial, MHC. During the year ended December 31, 2007 the Company purchased in the open market 362,000 of these shares for $6,092,000 at an average cost of $16.83 per share.

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 16 - Accumulated Other Comprehensive Income

The  components  of  accumulated   other   comprehensive   (loss)   included  in
stockholders' equity are as follows:

                                                                              Year Ended December 31,
                                                                            --------------------------
                                                                                 2007         2006
                                                                              ---------    ---------
          Net unrealized (loss) on securities
               available for sale                                             $    (155)   $    (189)
          Tax effect                                                                 56           69
                                                                              ---------    ---------

                    Net of tax amount                                               (99)       (120)
                                                                              ---------    ---------

          Pension amounts under SFAS No. 158                                        525        1,316
          Tax effect                                                                210          526
                                                                              ---------    ---------

                    Net of tax amount                                              (315)        (790)
                                                                              ---------    ---------

          Accumulated other comprehensive (loss)                              $    (414)   $    (910)
                                                                              =========    =========

The components of other comprehensive income and their related tax effects are presented in the following table:

                                                                        Years Ended December 31,
                                                                  ------------------------------------
                                                                   2007           2006           2005
                                                                  ------         ------         ------
                                                                             (In thousands)
Unrealized holding gains (losses available for sale:
  Unrealized holding (losses) arising during the year             $   77         $ (230)        $ (119)
  Reclassification adjustment for gains included in
    net income                                                         -              -              -
    Net unrealized losses on securities available for sale            77           (230)          (119)
                                                                  ------         ------         ------

Defined benefit pension plan:
 Pension losses                                                      748              -              -
 Prior service cost                                                   43              -              -
 Settlement accounting                                                 -              -              -
   Net change in defined benefit pension plan
    accrued expense                                                  791              -              -
                                                                  ------         ------         ------

 Other comprehensive income before taxes                             868           (230)          (119)
 Tax effect                                                         (372)           (72            (49
                                                                  ------         ------         ------
Other comprehensive income (loss)                                 $  496         $ (158)        $  (70)
                                                                  ======         ======         ======

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 17 - Retained Earnings

The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions including cash dividends.

A savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or notice with the OTS at least 30 days before making a capital distribution. A savings association is not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) it is eligible for expedited treatment under OTS regulation, (2) it would remain adequately capitalized after the distribution, (3) the annual amount of its capital distributions does not exceed net income for that year to date added to retained net income for the two preceding year, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

The Company declared $2.1 million in dividends in 2007 to the minority shareholders of Roma Financial Corporation. The Company requested of, and was permitted by the OTS to waive dividends on the shares held by the MHC. Total dividends waived during the year ended December 31, 2007 were $5.8 million.

Note 18 - Parent Only Financial Information

The Company operates its majority-owned subsidiary, RomAsia Bank, its wholly-owned subsidiary, the Bank and the Bank's wholly-owned subsidiaries. The consolidated earnings of the subsidiaries are recognized by the Company using the equity method of accounting. Accordingly, the consolidated earnings of the subsidiaries are recorded as an increase in the Company's investment in the subsidiaries. The following are the condensed financial statements for the Company (Parent Company only) as December 31, 2007, and 2006 and for the periods ended December 31, 2007, 2006 and 2005.

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 18 - Parent Only Financial Information (Continued)

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                                    December 31,
                                                                                       ----------------------------------------
                                                                                              2007                 2006
                                                                                       -------------------  -------------------
                                                                                                   (In Thousands)
                                            Assets
          Cash and amounts due from depository institutions                                  $  13,466            $  32,674
          Investment in subsidiaries                                                           180,099              184,612
          Securities available for sale                                                          3,425                3,390
          Securities held to maturity                                                           10,999                4,999
          Mortgage backed securities held to maturity                                            1,708                    -
          ESOP loan receivable                                                                   7,677                7,976
          Premises and equipment                                                                   355                    -
          Other assets                                                                           1,102                1,041
                                                                                       -------------------  -------------------

                                                                                              $218,831             $234,692
                                                                                       ===================  ===================
                             Liabilities and Stockholders' Equity

          Other Liabilities                                                                $       528          $        38
          Stockholders' equity                                                                 218,303              234,654
                                                                                       -------------------  -------------------
                                                                                              $218,831             $234,692
                                                                                       ===================  ===================

                         CONDENSED STATEMENTS OF INCOME
                                                                                                                  From
                                                                            Year Ended         Year Ended      to Inception
                                                                            December 31,      December 31,     December 31,
                                                                                2007              2006             2005
                                                                         ------------------------------------------------------
                                                                                            (In Thousands)
          Interest income                                                         $2,346              $1,288        $       -
          Equity in undistributed earnings of the subsidiaries                     5,948               6,531            7,535
                                                                         ------------------  ---------------- -----------------
                                                                                   8,294               7,819            7,535

          Other expenses                                                             227               3,461                -
                                                                         ------------------  ---------------- -----------------
          Income before income tax                                                 8,067               4,358            7,535
          Income tax (benefit)                                                       851                (890)               -
                                                                         ------------------  ---------------- -----------------

                    Net Income                                                    $7,216              $5,248           $7,535
                                                                         ==================================== =================

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 18 - Parent Only Financial Information (Continued)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                                        From
                                                                               Year Ended           Year Ended        Inception
                                                                               December 31,         December 31,    to December 31,
                                                                                  2007                2006             2005
                                                                          ----------------------------------------------------------
                                                                                                  (In Thousands)
          Cash Flows from Operating Activities
               Net income                                                          $7,216               $5,248           $7,535
               Adjustments to reconcile net income to net cash
                 provided by (used in) operating activities:
                  Equity in undistributed earnings of the subsidiaries             (5,948)              (6,531)          (7,535)
                  (Increase) decrease in other assets                                  (7)              (1,689)               -
                  Increase (decrease) in other liabilities                            (38)                  38                -
                                                                          -------------------  -----------------  --------------
                Net Cash Provided by (used in) Operating Activities                1,223               (2,934)                -
                                                                          -------------------  -----------------  --------------
          Cash Flows Provided by Investing Activities
                Loan to ESOP                                                            -               (8,117)               -
                Repayment of loan to ESOP                                             299                  141                -
                Purchase of
                     Available for sale securities                                      -               (3,580)               -
                     Held to maturity securities                                   (6,000)              (4,999)               -
                     Mortgage backed securities held to maturity                   (1,708)                   -                -
                Additions to premises and equipment                                  (355)                   -                -
                                                                          -------------------  -----------------  --------------
                Net Cash Provided by (used in) Investing                           (7,764)             (16,555)               -
                      Activities
                                                                                                                  --------------
          Cash Flows Provided by (Used in)  Financing Activities
                Distribution from (contribution to) subsidiary                     12,000              (48,035)               -
                Additional contribution to subsidiary                                (255)                   -                -
                Purchase of treasury stock                                        (22,792)                   -                -
                Dividends paid  to minority shareholders                           (1,620)                   -                -
                Issuance of common stock                                                -               99,398              800
                                                                          -------------------  -----------------  --------------
                Net Cash Provided by (used in) Financing
                       Activities                                                 (12,667)              51,363              800
                                                                          -------------------  -----------------  --------------
                Net Increase (Decrease) in Cash and Cash                          (19,208)              31,874              800
                       Equivalents

          Cash and Cash Equivalents - Beginning                                    32,674                  800                -
                                                                          -------------------  -----------------  --------------

          Cash and Cash Equivalents - Ending                                      $13,466              $32,674          $   800
                                                                          ===================  ================   ==============

Roma Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


Note 19 - Quarterly Financial Data (Unaudited)

                                                                         Year Ended December 31, 2007
                                                   -------------------------------------------------------------------------
                                                          First              Second              Third              Fourth
                                                         Quarter             Quarter            Quarter             Quarter
                                                   ---------------    ----------------   ----------------    ---------------
                                                                                (In Thousands)
Interest income                                            $11,151            $11,407            $11,614             $11,597
Interest expense                                             4,162              4,313              4,452               4,856
                                                   ---------------    ----------------   ----------------    ---------------

       Net Interest Income                                   6,989              7,094              7,162               6,741

Provision for loan losses                                      158                 68                141                 125
                                                   ---------------    ----------------   ----------------    ---------------

       Net Interest Income after Provision for
           Loan Losses                                       6,831              7,026              7,021               6,616

Non-interest income                                            891              1,047                932               1,190
Non-interest expenses                                        4,918              5,195              4,964               5,250
                                                   ---------------    ----------------   ----------------    ---------------

       Income before Income Taxes and Minority
           Interest                                          2,804              2,878              2,989               2,556

Income taxes                                                   985              1,017              1,125               1,007
                                                   ---------------    ----------------   ----------------    ---------------

       Net Income before Minority Interest                   1,819              1,861              1,864               1,549

Loss allocable to minority interest                              -                 68                 20                  35
                                                   ---------------    ----------------   ----------------    ---------------

       Net Income                                           $1,819             $1,929             $1,884              $1,584
                                                   ===============    ================   ================    ===============


                                                                         Year Ended December 31, 2006
                                                   -------------------------------------------------------------------------
                                                          First              Second              Third              Fourth
                                                         Quarter             Quarter            Quarter             Quarter
                                                   ---------------    ----------------   ----------------    ---------------
                                                                                (In Thousands)
Interest income                                             $9,311             $9,871            $10,674             $11,013
Interest expense                                             3,551              3,805              3,779               4,055
                                                   ---------------    ----------------   ----------------    ---------------

       Net Interest Income                                   5,760              6,066              6,895               6,958

Provision for loan losses                                       57                 79                 97                  58
                                                   ---------------    ----------------   ----------------    ---------------

       Net Interest Income after Provision for
           Loan Losses                                       5,703              5,987              6,798               6,900

Non-interest income                                            628                929              1,017                 886
Non-interest expenses                                        4,274              4,469              7,847               4,616
                                                   ---------------    ----------------   ----------------    ---------------

       Income before Income Taxes                            2,057              2,447                (32)              3,170

Income taxes                                                   697                858               (133)                972
                                                   ---------------    ----------------   ----------------    ---------------

       Net Income                                           $1,360             $1,589               $101              $2,198
                                                   ===============    ================   ================    ===============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 13, 2008.

                                    ROMA FINANCIAL CORPORATION


                                     By:   /s/Peter A. Inverso
                                           -------------------------------------
                                           Peter A. Inverso
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2008 by the following persons on behalf of the registrant and in the capacities indicated.


  /s/  Peter A. Inverso                                        /s/  Maurice T. Perilli
  -----------------------------------------------              ---------------------------------------------
  Peter A. Inverso                                             Maurice T. Perilli
  President, Chief Executive Officer and Director              Chairman of the Board and
  (Principal Executive Officer)                                Executive Vice President

  /s/  Simon H. Belli                                          /s/  Louis A. Natale
  -----------------------------------------------              ---------------------------------------------
  Simon H. Belli                                               Louis A. Natale
  Director                                                     Director

  /s/  Rudolph A. Palombi                                      /s/  Robert H. Rosen
  -----------------------------------------------              ---------------------------------------------
  Rudolph A. Palombi                                           Robert H. Rosen
  Director                                                     Director

  /s/  Michele N. Siekerka                                     /s/  Sharon L. Lamont
  -----------------------------------------------              ---------------------------------------------
  Michele N. Siekerka                                          Sharon L. Lamont
  Director                                                     Chief Financial Officer
                                                               (Principal Financial and Accounting Officer)
