Form 10-Q
period 2008-03-31
ROMA FINANCIAL CORP
filed 2008-05-12
CIK 1355823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, May 1, 2008:

$0.10 par value common stock - 31,308,039 shares outstanding

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition	2
	at March1 31, 2008 and December 31, 2007 (Unaudited)

	Consolidated Statements of Income for the Three Months Ended	3
	March 31, 2008 and 2007 (Unaudited)

	Consolidated Statements of Changes in Stockholders’ Equity for the Three	4
	Months Ended March 31, 2008 and 2007 (Unaudited)

	Consolidated Statements of Cash Flows for the Three Months	5
	Ended March 31, 2008 and 2007 (Unaudited)

	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of	14
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	19

Item 4:	Controls and Procedures	20

PART II - OTHER INFORMATION		21

Item 1:	Legal Proceedings	21

Item 1A:	Risk Factors	21

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3:	Defaults Upon Senior Securities	21

Item 4:	Submission of Matters to a Vote of Security Holders	21

Item 5:	Other Information	22

Item 6:	Exhibits	22

SIGNATURES		23

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2008	December 31, 2007
	(In thousands, except for share data)

ASSETS

Cash and amounts due from depository institutions	$5,807	$6,939
Interest-bearing deposits in other banks	45,568	26,051
Money market funds	72,623	62,312

Cash and Cash Equivalents	123,998	95,302

Securities available for sale	15,041	17,238
Investment securities held to maturity	60,421	127,706
Mortgage-backed securities held to maturity	185,100	144,099
Loans receivable, net of allowance for loan losses $1,742 and $1,602, respectively	468,294	458,873
Premises and equipment	37,333	33,181
Federal Home Loan Bank of New York stock	2,443	2,465
Accrued interest receivable	4,208	4,495
Bank owned life insurance	18,971	18,802
Other assets	5,895	4,953

Total Assets	$921,704	$907,114

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$23,030	$24,611
Interest bearing	643,459	626,419
Total deposits	666,489	651,030

Federal Home Loan Bank of New York advances	28,446	28,940
Advance payments by borrowers for taxes and insurance	2,398	2,390
Accrued interest payable and other liabilities	6,363	5,972

Total Liabilities	703,696	688,332

Minority interest	385	479

STOCKHOLDERS' EQUITY
Common stock, $0.10 par value, 45,000,000 authorized, 32,731,875 issued; and 31,308,039 and 31,387,919, respectively, outstanding.	3,274	3,274
Paid-in capital	97,469	97,405
Retained earnings	148,408	148,136
Unearned shares held by Employee Stock Ownership Plan	(7,171)	(7,306)
Treasury stock 1,423,836 and 1,343,956 shares respectively	(23,872)	(22,792)
Accumulated other comprehensive (loss)	(485)	(414)

Total Stockholders’ Equity	217,623	218,303
Total Liabilities and Stockholders’ Equity	$921,704	$907,114

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31
	2008	2007
	(In thousands, except for share and per share data)
INTEREST INCOME
Loans	$7,278	$6,637
Mortgage-backed securities held to maturity	1,962	1,741
Investment securities held to maturity	1,151	1,760
Securities available for sale	157	152
Other interest-earning assets	1,035	861

Total Interest Income	11,583	11,151

INTEREST EXPENSE
Deposits	4,608	4,077
Borrowings	287	85

Total Interest Expense	4,895	4,162

Net Interest Income	6,688	6,989

PROVISION FOR LOAN LOSSES	147	158

Net Interest Income after Provision for Loan Losses	6,541	6,831

NON-INTEREST INCOME
Commissions on sales of title policies	208	257
Fees and service charges on deposits and loans	333	295
Income from bank owned life insurance	213	177
Net gain from sale of mortgage loans originated for sale	—	1
Other	227	161

Total Non-Interest Income	981	891

NON-INTEREST EXPENSE
Salaries and employee benefits	3,389	2,893
Net occupancy expense of premises	602	503
Equipment	479	386
Data processing fees	348	337
Advertising	212	187
Federal insurance premium	18	19
Other	649	593

Total Non-Interest Expense	5,697	4,918

Income Before Income Taxes and Minority Interest	1,825	2,804

INCOME TAXES	610	985

Net Income before minority interest	1,215	1,819

Minority Interest	51	—

Net Income	$1,266	$1,819

Net income per common share
Basic and Diluted	$.04	$.06
Dividends Declared Per Share	$.08	$.06

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and Diluted	30,644,918	31,951,843

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Retained		Accumulated
			Earnings	Unearned	Other
	Common	Paid-In	Substantially	Shares Held	Comprehensive	Treasury
	Stock	Capital	Restricted	By ESOP	Income (Loss)	Stock	Total
Balance December 31, 2006	$3,274	$97,069	$143,068	$(7,847)	$(910)	—	$234,654

Comprehensive income:
Net income for the three months
ended March 31, 2007			1,819				1,819

Other comprehensive income
net of taxes:
Unrealized gain on available for sale securities					450		450
Net of income taxes of $300
Pension cost, net of income taxes of $13					20		20
Total comprehensive income							2,289

ESOP shares earned		75		135			210
Balance March 31, 2007	$3,274	$97,144	$144,887	$(7,712)	$(440)	—	$237,153

Balance December 31, 2007	$3,274	$97,405	$148,136	$(7,306)	$(414)	$(22,792)	$218,303

Comprehensive income:
Net income for the three months
ended March 31, 2008			1,266				1,266

Other comprehensive income
net of taxes:
Unrealized loss on available for sale securities
net of income taxes of $ (48)					(78)		(78)
Pension cost, net of income taxes of $(16)			(27)		7		(20)
Total comprehensive income							1,168

Adoption of EITF 06-4			(318)				(318)
Treasury stock repurchased						(1,080)	(1,080)
Dividends declared			(649)				(649)

ESOP shares earned		64		135			199

Balance March 31, 2008	$3,274	$97,469	$148,408	$(7,171)	$(485)	$(23,872)	$217,623

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,266	$1,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	369	308
Amortization of premiums and accretion of discounts on securities	69	(22)
Accretion of deferred loan fees and discounts	—	(41)
Net gain on sale of mortgage loans originated for sale	—	(1)
Mortgage loans originated for sale	—	(122)
Proceeds from sales of mortgage loans originated for sale	—	123
Provision for loan losses	147	158
ESOP shares earned	199	210
(Increase) in accrued interest receivable	287	(83)
(Increase) in cash surrender value of bank owned life insurance	(169)	(138)
(Increase) decrease in other assets	(872)	(64)
Increase (decrease) in accrued interest payable	(398)	597
Increase in other liabilities	(219)	905
Net change in minority interest	(94)	—

Net Cash Provided by Operating Activities	585	3,986

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities, calls and principal repayments of securities available for sale	2,109	133
Purchases of securities available for sale	(31)	(26)
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	99,358	33,060
Purchases of investment securities held to maturity	(32,039)	(32,460)
Principal repayments on mortgage-backed securities held to maturity	6,829	8,339
Purchases of mortgage-backed securities held to maturity	(47,941)	—
Net increase in loans receivable	(9,568)	(5,189)
Additions to premises and equipment	(4,521)	(909)
Redemption of Federal Home Loan Bank of New York stock	22	16

Net Cash Provided by Investing Activities	14,218	2,964

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	15,459	7,864
Increase in advance payments by borrowers for taxes and insurance	8	76
Redemption of Federal Home Loan Bank of New York advances	(494)	(473)
Purchases of treasury stock	(1,080)	—

Net Cash Provided by Financing Activities	13,893	7,467

Net Increase in Cash and Cash Equivalents	28,696	14,417

CASH AND CASH EQUIVALENTS - BEGINNING	95,302	64,701

CASH AND CASH EQUIVALENTS - ENDING	$123,998	$79,118

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)

SUPPLEMENTARY CASH FLOWS INFORMATION
Income taxes paid, net	$1,000	$—

Interest paid	$5,271	$3,565

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A - ORGANIZATION

Roma Financial Corporation (the “Company”) is a federally-chartered corporation organized in January 2005 for the purpose of acquiring all of the capital stock that Roma Bank (the “Bank”) issued in its mutual holding company reorganization. The Company’s principal executive offices are located at 2300 Route 33, Robbinsville, New Jersey 08691 and its telephone number at that address is (609) 223-8300.

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

The Bank is a federally-chartered stock savings bank. It was originally founded in 1920 and received its federal charter in 1991. The Bank’s deposits are federally insured by the Deposit Insurance Fund as administered by the Federal Deposit Insurance Corporation. The Bank is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Office of Thrift Supervision also regulates Roma Financial Corporation, MHC and the Company as savings and loan holding companies.

The Bank offers traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. The Bank currently operates from its main office in Robbinsville, New Jersey, and eight branch offices located in Mercer, Burlington and Ocean Counties, New Jersey. The Bank maintains a website at www.romabank.com.

A Registration Statement on Form S-1 (File No. 333-132415), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offering for sale of up to 8,538,750 shares (subject to increase to 9,819,652 shares) of its common stock. For a further discussion of the stock offering, see the final prospectus as filed on May 23, 2006 with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) of the Rules and Regulations of the Securities Act of 1933. The offering closed July 11, 2006 and the net proceeds from the offering were approximately $96.1 million (gross proceeds of $98.2 million for the issuance of 9,819,562 shares, less offering costs of approximately $2.1 million). The Company also issued 22,584,995 shares to Roma Financial Corporation, MHC and 327,318 shares to the Roma Bank Community Foundation, Inc., resulting in a total of 32,731,875 shares issued and outstanding after the completion of the offering. A portion of the proceeds were loaned to the Roma Bank Employee Stock Ownership Plan (ESOP) to purchase 811,750 shares of the Company’s stock at a cost of $8.1 million on July 11, 2006

On August 9, 2007, the Company announced a ten percent stock repurchase plan, equivalent to 981,956 shares, in the open market, based on stock availability, price and the Company’s financial performance. The repurchase was completed August 27, 2007. A new stock repurchase plan, for five percent of the currently outstanding shares was announced on October 24, 2007 and was completed on March 18, 2008. A total of 441,880 shares were acquired under this repurchase plan.

NOTE B - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank and the Bank’s wholly-owned subsidiaries, Roma Capital Investment Co. (the “Investment Co.”) and General Abstract and Title Agency (the “Title Co.”). The consolidation also includes the Company’s majority owned investment of 61.76% in RomAsia Bank (in organization). All significant inter-company accounts and transactions have been eliminated in consolidation. These statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not all include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three month periods ended March 31, 2008 and 2007. The results of operations for the three month period ended March 31, 2008 and 2007 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statements of financial condition for December 31, 2007 was derived from the Company’s audited consolidated financial statements for that date. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’equity and cash flows should be read in conjunction with the 2007 audited consolidated financial statements for the year ended December 31, 2007, including the notes thereto included in the Company’s Annual Report on Form 10-K.

The Investment Co. was incorporated in the State of New Jersey effective September 4, 2004, and began operations October 1, 2004. The Investment Co. is subject to the investment company provisions of the New Jersey Corporation Business Tax Act. The Title Co. was incorporated in the State of New Jersey effective March 7, 2005 and commenced operations April 1, 2005. RomAsia Bank is in organization and has an application pending with the Office of Thrift Supervision to be a federal savings bank. The Company has advanced $ 900,000 as organization capital and intends to maintain a 60% ownership interest in RomAsia Bank upon completion of the organization. As presently contemplated, RomAsia bank will need to raise $15.0 million in initial capital.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. The allowance for loan losses represents management’s best estimate of losses known and inherent in the portfolio that are both probable and reasonable to estimate. While management uses the most current information available to estimate losses on loans, actual losses are dependent on future events and, as such, increases in the allowance for loan losses may be necessary.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of March 31, 2008, on the Company’s consolidated financial position or results of operations.

NOTE D – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares actually outstanding adjusted for Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. During the periods presented, diluted EPS did not differ from basic EPS as there were no existing contracts or securities exercisable or convertible into common stock during these periods. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

NOTE E – STOCK BASED COMPENSATION

The Company had no stock-based compensation as of, or prior to, March 31, 2008, except as described below.

The Company has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements defined in the plan. The ESOP trust purchased 811,750 shares of common stock as part of the stock offering using proceeds of a loan from Roma Financial Corporation. The total cost of shares purchased by the ESOP trust was $8.1 million, reflecting a cost of $10 per share. The Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to Roma Financial Corporation. The loan bears an interest rate of 8.25% with principal and interest payable in equal quarterly installments over a fifteen year period. The loan is secured by the shares of the stock purchased.

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Company made its first loan payment in October 2006. As of March 31, 2008 there were 717,047 unearned shares. The Company’s ESOP compensation expense was $199 thousand and $210 thousand, respectively, for the three months ended March 31, 2008.and 2007, respectively.

NOTE F – INVESTMENT SECURITIES

The following tables set forth the composition of our securities portfolio as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
Mortgage-backed securities	$1,196	$1,236	$1,260	$1,292
Obligations of state and local political subdivisions	7,982	8,076	10,020	10,128
Equity Shares	3,630	3,325	3,630	3,443
Mutual Fund Shares	2,514	2,404	2,483	2,375
Total	$15,322	$15,041	$17,393	$17,238

	March 31, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investments securities held to maturity:
US Government Obligations	$54,956	$55,235	$123,283	$123,418
Obligations of state and local political subdivisions	5,465	4,502	4,423	4,410

Total	$60,421	$59,737	$127,706	$127,828

	March 31, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities held to maturity:
GNMA	$4,023	$4,093	$4,276	$4,313
FHLMC	100,959	101,902	84,648	84,770
FNMA	72,676	73,676	47,387	47,623
CMO’s	7,442	7,520	7,788	7,734
Total	$185,100	$187,191	$144,099	$144,440

Securities held as available for sale have been adjusted to fair value at March 31, 2008 and December 31, 2007. Investment securities held to maturity and mortgage-backed securities held to maturity are recorded at amortized cost. The decline in fair values of held to maturity investments is due to interest rate changes, not credit risk. The Company has the ability to, and intends to, hold the investments until maturity. Therefore, no impairment has been recorded.

Management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The available for sale equity securities currently have unrealized losses at March 31, 2008 of of approximately $305 thousand. At March 31, 2007 the equity securities available for sale had unrealized gains of approximately $460 thousand. The available for sale mutual funds are a CRA investment and currently have an unrealized loss of approximately $110 thousand and have been in a loss position for the last two years with the greatest unrealized loss being approximately $184 thousand. Management does not believe the equity or mutual fund securities available for sale are impaired due to reasons of credit quality. Accordingly, as of March 31, 2008, management believes the impairments are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

Approximately $36.1 million of securities held to maturity are pledged as collateral for FHLB advances and borrowings at March 31, 2008.

NOTE G - LOANS RECEIVABLE, NET

Loans receivable, net at March 31, 2008 and December 31, 2007 were comprised of the following (in thousands):

	March 31,	December 31,
	2008	2007
Real estate mortgage loans:
Conventional 1-4 family	$220,752	$219,900
Commercial and multi-family	82,046	80,537
	302,798	300,437
Construction	51,476	37,119
Consumer:
Equity and second mortgages	129,964	130,085
Other	1.113	1,127
	131,077	131,212
Commercial	3,884	3,918

Total loans	489,235	472,686

Less:
Allowance for loan losses	1,742	1,602
Deferred loan fees	184	174
Loans in process	19,015	12,037
	20,941	13,813

Total loans receivable, net	$468,294	$458,873

NOTE H - DEPOSITS

A summary of deposits by type of account as of March 31, 2008 and December 31, 2007 is as follows (dollars in thousands):

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand:
Non-interest bearing checking	$23,030	0.00%	$24,611	0.00%
Interest bearing checking	96,760	0.54%	98,481	0.54%
	119,790	0.43%	123,092	0.43%
Savings and club	179,535	0.95%	175,972	0.96%
Certificates of deposit	367,164	4.30%	351,966	4.59%

Total	$666,489	2.70%	$651,030	2.82%

At March 31, 2008, the Company had contractual obligations for certificates of deposit that mature as follows (in thousands):

One year or less	$282,624
After one to three years	77,441
After three years	7,099
Total	$367,164

NOTE I – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of March 31, 2008 and December 31, 2007 (in thousands):

	Estimated
	Useful	March 31,	December 31,
	Lives	2008	2007
Land for future development	—	$1,054	$1,054
Construction in progress	—	293	1,772
Land and land improvements	—	5,428	5,428
Buildings and improvements	20-50 yrs	31,875	26,391
Furnishings and equipment	3-10 yrs.	8,040	7,531
Total premises and equipment		46,690	42,176
Accumulated depreciation		9,357	8,995
Total		$37,333	$33,181

NOTE J – FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2008 and December 31, 2007, the Bank had outstanding Federal Home Bank of New York advances as follows (dollars in thousands):

	March 31, 2008		December 31, 2007
		Interest		Interest
	Amount	Rate	Amount	Rate

Maturing:
September 15, 2010	$5,446	4.49%	$5,940	4.49%

A schedule of principal payments is as follows (in thousands):

One year or less	$2,034
More than one year through three years	2,063
More than three years through five years	1,349
$5,446

At March 31, 2008, the Bank also had an outstanding FHLB advance totaling $23.0 million. The borrowing is at a fixed rate of 3.90% for ten years, maturing in 2017, callable at three years, interest paid quarterly.

NOTE K – RETIREMENT PLANS

Components of net periodic pension cost for the three months ended March 31, 2008 and 2007 were as follows ( in thousands):

	Three Months Ended
	March 31,
	2008	2007

Service cost	$82	$85
Interest cost	134	122
Expected return on plan assets	(179)	(160)
Amortization of unrecognized net loss	—	9
Amortization of unrecognized past service liability	4	11

Net periodic benefit expense	$41	$67

NOTE L – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit. Outstanding loan commitments at March 31, 2008 were as follows (in thousands):

March 31,
2008
Residential mortgage and equity loans	$5,571
Commercial loans committed not closed	12,292
Commercial lines of credit	21,018
Consumer unused lines of credit	35,616
Commercial letters of credit	10,048
$84,545

In the ordinary course of business to meet the financial needs of the Company’s customers, the Company is party to financial instruments with off-balance-sheet risk. These financial instruments include unused lines of credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The contract or notional amounts of these instruments express the extent of involvement the Company has in each category of financial instruments.

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amount of financial instruments which represent credit risk at March 31, 2008 and December 31, 2007 is as follows (in thousands):

	March 31,	December 31,
	2008	2007
Standby by letters of credit	$10,048	$9,932
Outstanding loan and credit line commitments	$74,499	$58,301

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party. The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers. All of Roma Financial Corporation’s outstanding standby letters within the scope of the Financial Accounting Standards Board (“FASB) Interpretation No. 45. These are irrevocable undertakings by Roma Financial Corporation, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of Roma Financial

Corporation’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The Company has not recorded a liability for the standby letters of credit as majority of the credits are guaranteed by other financial institutions.

Outstanding loan commitments represent the unused portion of loan commitments available to individuals and companies as long as there is no violation of any condition established in the contract. Outstanding loan commitments generally have a fixed expiration date of one year or less, except for home equity loan commitments which generally have an expiration date of up to 15 years. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if any, upon extension of credit is based upon management’s credit evaluation of the customer. Various types of collateral may be held, primarily property. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

The Bank has non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2008:

Years Ended March 31:

2009	$183,987
2010	185,166
2011	186,975
2012	194,015
2013	203,287
Thereafter	2,506,805
Total Minimum Payments Required	$3,460,235

NOTE M –ADOPTION OF EMERGING ISSUES TASK FORCE (“EITF”) ISSUE NO. 06-4

On January 1, 2008, the Company changed its accounting policy for endorsement split-dollar life insurance arrangements and recognized a cumulative-effect adjustment to retained earnings totaling $318 thousand related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”

NOTE N –FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted FAS 157, “Fair Value Measurements”, on January 1, 2008. Under FAS 157, fair value measurements are not adjusted for transaction costs. FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Basis of Fair Value Measurement:

   Level 1 –Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

Level 2- Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, mortgage-backed securities, many other sovereign government obligations, and active listed securities. Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy. As required by FAS 157, the Company does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels or price transparency include less liquid mortgage products, less liquid equities, and state, municipal and provincial obligations. Such instruments are generally classified within level 2 of the fair value hierarchy.

The Company has no level 3 instruments.

The following table sets forth the Company’s financial assets that were accounted for at fair values as of March 31, 2008 by level within the fair value hierarchy. As required by FAS 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Balance as of March 31, 2008
	(Level 1 )	(Level 2)
Assets:
Securities available for sale	$ —	$ 15,041	$ 15,041

NOTE O –OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive (loss) at March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31,	December 31,
	2008	2007
Unrealized loss on securities available for sale	$(281)	$(155)
Pension plan liability	(532)	(525)
	(813)	(680)
Deferred income taxes	328	266
Accumulated other comprehensive (loss)	$(485)	$(414)

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward – looking statements include:

•	Statements of our goals, intentions and expectations;
•	Statements regarding our business plans, prospects, growth and operating strategies;
•	Statements regarding the quality of our loan and investment portfolios; and
•	Estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	General economic conditions, either nationally or in our market area, that are worse than expected;
•	Changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	Our ability to enter into new markets and/or expand product offerings successfully and take advantage of growth opportunities;
•	Increased competitive pressures among financial services companies;
•	Changes in consumer spending, borrowing and savings habits;
•	Legislative or regulatory changes that adversely affect our business;
•	Adverse changes in the securities markets;
•	Our ability to successfully manage our growth; and
•	Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board.

Any of the forward-looking statements that we make in this report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Consequently, no forward-looking statement can be guaranteed.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets increased by $14.6 million to $921.7 million at March 31, 2008 compared to $907.1 million at December 31, 2007. Total liabilities increased $15.4 million to $703.7 million at March 31, 2008 compared to $688.3 million at the prior year end. Net equity decreased $680 thousand to $217.6 million at March 31, 2008.

Deposits

Total deposits increased $15.5 million to $666.5 million at March 31, 2008 compared to $651.0 million at December 31, 2007. Non-interest bearing demand deposits decreased $1.6 million to $23.0 million at March 31, 2008, and interest bearing demand deposits decreased $1.7 million to $96.8 million. Savings and club accounts increased $3.6 million to $179.5 million and certificates of deposit increased $15.2 million to $367.2 at March 31, 2008. The increase in certificates of deposit was partially due to the opening of two new branches in 2008.

Investments (Including Mortgage-Backed Securities)

The investment portfolio decreased $28.5 million to $260.5 million at March 31, 2008 compared to $289.0 at December 31, 2007. Securities available for sale decreased $ 2.2 million to $15.0 million at March 31, 2008 compared to $17.2 million at December 31, 2007 due to principal payments, redemptions and maturities of securities. Investments held to maturity decreased $67.3 million to $60.4 million at March 31, 2008 compared to $127.7 million at December 31, 2007. Mortgage-backed securities increased $41.0 million to $185.1 million at March 31, 2008 compared to $144.1 million at December 31, 2007. The decrease in investments held to maturity was primarily due to principal payments and maturities and calls that were not reinvested in the investments held to maturity category. Majority of the funds from maturities and calls were invested in mortgage-backed securities in the first quarter of 2008 or reinvested in short-term investments.

Loans

Net loans increased by $9.4 million to $468.3 million at March 31, 2008 compared to $458.9 million at December 31, 2007 Commercial and multi-family real estate mortgages increased $1.5 million to $82.0 million at March 31, 2008 compared to $80.5 million at March 31, 2007. Gross construction loans increased $14.4 million to $51.5 million at March 31, 2008 compared to $37.1 million at March 31, 2007. The net effect of the increase after adjusting for loans in process was $7.4 million. Residential loan demand has continued to remain soft, prompting a repeat of our March mortgage promotion program which was successful last year. Commercial loan demand has improved, however, it remains highly influenced by intense rate competition.

Other Assets

All other asset categories increased by $5.0 million from December 31, 2007 to March 31, 2008. This increase was primarily in premises and equipment which increased $4.1 million to $37.3 million at March 31, 2008 compared to $33.2 million at December 31, 2007. The increase in premises and equipment was related to the completion of two new branches that opened in January 2008 and the continuing construction at another branch which will open in May 2008.

Borrowed Money

The $.5 million decrease in advances from the Federal Home Loan Bank of New York (FHLBNY) during the three months ended March 31, 2008 is due to scheduled principal payments. At March 31, 2008, the outstanding FHLBNY balance was $28.4 million compared to $28.9 million at December 31, 2007.

Other Liabilities

Other liabilities increased $391 thousand to $6.4 million at March 31, 2008. The increase was primarily due to an increase of $165 thousand in accrued expenses, an increase of $341 thousand related to the adoption of EITF 06-4, offset by decrease in multiple liability categories.

Stockholders’ Equity

Stockholders’ equity decreased $688 thousand to $217.9 million at March 31, 2008 compared to $218.3 million at December 31, 2007. The decrease was primarily caused by $1.1 million of stock repurchases, $649 thousand of dividends, $337 thousand in pension costs and the adoption of EITF 06-4, and $78 thousand in unrealized losses. The decreases were offset by net income of $1.3 million and the release of ESOP shares of $199 thousand.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General

Net income decreased $553 thousand to $1.3 million for the quarter ended March 31, 2008 compared to $1.8 million for the prior year period. The decrease was primarily generated by an increase of $733 thousand in interest expense and an increase of $756 thousand in non-interest expense. These increases in expenses were offset by an increase in interest income of $432 thousand, an increase of $90 thousand in non-interest income, and a decrease in provision for income taxes of $375 thousand.

Interest Income

Interest income increased by $432 thousand to $11.6 million for the three months ended March 31, 2008 compared to $11.2 million for the prior year period. Interest income from loans increased $641 thousand to $7.3 million for the three months ended March 31, 2008. Interest income from residential mortgage loans increased $174 thousand over the comparable quarters ended March 31, 2008 and 2007, while interest income from equity loans increased $5 thousand. The weighted average interest rates for mortgage and equity loans at March 31, 2008 were 5.78% and 6.04%, respectively, compared to 5.72% and 6.24%, respectively, in the prior year. Interest income from commercial and multifamily mortgage loans and commercial loans increased $495 thousand from year to year. The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 6.67% at March 31, 2008 and 7.68% at March 31, 2007.

Interest income from mortgage-backed securities increased $202 thousand over the comparable quarter in 2007. The majority of the increase in the mortgage-backed securities portfolio from December 31, 2007 to March 31, 2008 occurred in late February and March of 2008. Interest income from investments held to maturity decreased $609 thousand for the quarter ended March 31, 2008 as compared to March 31, 2007. This decrease was primarily due to the decrease in the investment held to maturity portfolio from March 2007 to March 2008 of $108.8 million. Interest income on securities available for sale increased $5 thousand from year to year. Interest income on other interest earning assets increased $174 thousand for the three months ended March 31, 2008 compared to the same period in 2007. This increase was primarily due to the increase in the average balance of overnight funds from year to year, mitigated by a significant decrease in overnight rates during the quarter.

Interest Expense

Interest expense increased $733 thousand for the three month period ended March 31, 2008 to $4.9 million compared to $4.2 for the three months ended March 31, 2007. The increase was primarily due to a $531 thousand increase in interest paid on deposits. This increase was a result of an increase in total deposits from March 2007 to March 2008 of $32.6 million, a higher percent of the total deposit mix in higher yielding certificates of deposit, and a slightly higher weighted average interest rate. The weighted average interest rate on deposits increased 4 basis points between March 31, 2007 and March 31, 2008 to 2.70%. Interest expense on borrowed money increased $202 thousand for the three months ended March 31, 2008 from the same three month period in the prior year primarily because of the $23.0 million borrowed from the FHLB in October 2007 at 3.90%.

Provision for Loan Losses

The loan loss provision for the three months ended March 31, 2008 decreased minimally to $147 thousand compared to $158 thousand in the prior year comparable period. Our non-performing loans increased $1.7 million to $8.6 million at March 31, 2008 compared to $6.9 million at December 31, 2007. All of these loans remain well collateralized and no material losses are anticipated.

Non-Interest Income

Non-interest income increased $90 thousand to $981 thousand for the three months ended March 31, 2008 compared to $891 thousand for the three months ended March 31, 2007. The net increase was chiefly derived from fees and service charges on deposits which increased $38 thousand from quarter to quarter, an increase in bank owned life insurance income of $36 thousand, reflective of the purchase of $2.0 million additional insurance in August 2007, and an increase in gains on sales of investments and fixed assets of $45 thousand, offset by decreases in miscellaneous operating income.

Non-Interest Expense

Non-interest expense increased $779 thousand to $5.7 million for the three months ended March 31, 2008 compared to $4.9 million for the three months ended March 31, 2007. Salaries and employee benefits increased $496 thousand to $3.4 million for the three months ended March 31, 2008 compared to the same period in the prior year. This increase represents an increase in salaries and related benefits for the two new branches opened in 2008 of approximately $125 thousand, RomAsia salary and benefit expenses of approximately $150 thousand, and annual salary adjustments. Net occupancy of premises expense increased $99 thousand to $602 thousand for the three month period ended March 31, 2008. The increase is primarily related to the costs for our two new branches opened in January 2008 and the property being leased to RomAsia. Equipment costs increase $93 thousand to $479 thousand for the three months ended March 31, 2008. This increase was primarily related to $74 thousand of costs for the two new branches and $15 thousand of increased processing costs with Fifth Third. Other non-interest expenses increased $56 thousand to $649 thousand for the three months ended march 31, 2008 compared to $593 thousand for the same period in the prior year. This increase was primarily due to increases in supplies, and an increase in legal fees for RomAsia.

Provision for Income Taxes

Income tax expense decreased by $375 thousand to $610 thousand for the three months ended March 31, 2008 compared to $985 thousand for the three months ended March 31, 2007. Income tax expense, represented a rate of 33.4% for the three months ended March 31, 2008 compared to 35.1% in the prior year. The Company pays a state tax rate of 3.6% on the taxable income of our investment company and 9.0% on the taxable income of the other entities.

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

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. The Company considers the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carry-back declines, or if the Company projects lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense, which would adversely affect the Company’s operating results.

New Accounting Pronouncements

In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The adoption of EITF 06-11 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 did not have a material impact on the Company’s financial position, results of operations or cash flows.

FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

FASB statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14,“Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The adoption of SAB 110 did not a material impact on the Company’s financial position, results of operation or cash flows.

Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.”  Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133. Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent factors contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “ Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company’s assets and liabilities are monetary in nature. Consequently, the Company’s most significant form of market risk is interest rate risk. The Company’s assets, consisting primarily of mortgage loans, have generally longer maturities than the Company’s liabilities, consisting primarily of short-term deposits. As a result, a principal part of the Company’s business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended March 31, 2007.

Net Portfolio Value

The Company’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Company’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Company’s quarterly Thrift Financial Reports. The following table sets forth the Company’s NPV as of December 31, 2007, the most recent date the NPV was calculated by the OTS (in thousands):

Change In				NPV as Percent of Portfolio
Interest rates	NPV			Value of Assets
In Basis Points		Dollar	Percent	NPV	Change in
(Rate Shock)	Amount	Change	Change	Ratio	Basis Points

+300bp	$ 172,308	$ (32,928)	-16%	20.11%	- 256bp

+200bp	184,422	(20,814)	-10%	21.11%	- 157bp

+100bp	195,872	(9,364)	-5%	22.00%	- 67bp

0bp	205,236	—	0%	22.67%	—

-100bp	210,986	5,750	+3%	23.01%	+34bp

-200bp	214,579	9,343	+5%	23.15%	+ 48bp

Management of the Company believes that there has not been a material adverse change in the market risk during the three months ended March 31, 2008.

ITEM 4 – Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2008.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

There were no material pending legal proceedings at March 31, 2008 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – Risk Factors

Management does not believe there were any material changes to the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2007 during the most recent quarter.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c)

On August 9, 2007, the Company announced a ten percent open market stock repurchase plan, equivalent to 981,956 shares, in open market, based on stock availability, price and the Company’s financial performance. The repurchase was completed on August 27, 2007. A new stock repurchase plan for five percent of the then outstanding shares, equivalent to 441,880 shares, was announced on October 24, 2007. The 5% repurchase was completed on March 18, 2008. The following table reports information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2008.

	Total		Total Number of
	Number of	Average	Shares Purchased	Maximum Number of Shares
	Shares	Price Paid	As Part of Publicly	That May Yet Be Purchased
Period	Repurchased	Per Share	Announced Plans	Under the Plan

March 1-31, 2008	79,880	$ 13.52	79,880	—

ITEM 3 – Defaults Upon Senior Securities

  None

ITEM 4 – Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company, which was held on April 23, 2008, the shareholders elected both directors who were nominated by the Company, as follows:

	VOTES FOR		VOTES WITHHELD
For Term Expiring 2011	Number of Votes	Percentage Of Votes Cast	Number of Votes	Percentage of Votes Cast
Louis A. Natale, Jr.	30,190,376	99.5%	151,858.5%
Robert H. Rosen	30,189,386	99.5%	152,848.5%

The shareholders also approved the 2008 Equity Incentive Plan. Of shareholders that voted (96.6%), 27,996,642 (99%) voted in favor, while 260,757 (1.0%) voted against the proposal and 74,766 (-%) abstained. Excluding shares held by Roma Financial Corporation, MHC, the plan was approved by a vote of 5,411,647 shares (95.4%) with 260,757 shares voted against (4.6%) and 74,766 shares abstaining (-%). Shareholders also adopted the resolution for the appointment of Beard Miller Company LLP as the Company’s independent auditor for the fiscal year ending December 31, 2008. Of shareholders that voted (92.7%), 30,259,946 (99.95%) approved the ratification, while 131,191 (.05%) voted against the proposal and 69,097 (-%) abstained.

ITEM 5. Other Information

None

ITEM 6 – Exhibits

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

ROMA FINANCIAL CORPORATION (Registrant)
Date: May 9, 2008	By:	/s/ Peter A. Inverso
Peter A. Inverso President and Chief Executive Officer
Date: May 9, 2008	By:	/s/ Sharon L. Lamont
Sharon L. Lamont Chief Financial Officer