Form 10-Q
period 2008-06-30
ROMA FINANCIAL CORP
filed 2008-08-07
CIK 1355823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, July 30, 2008:

$0.10 par value common stock - 31,308,039 shares outstanding

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition	2
	at June 30, 2008 and December 31, 2007 (Unaudited)

	Consolidated Statements of Income for the Three and Six Months Ended	3
	June 30, 2008 and 2007 (Unaudited)

	Consolidated Statements of Changes in Stockholders’ Equity for the Six	4
	Months Ended June 30, 2008 and 2007 (Unaudited)

	Consolidated Statements of Cash Flows for the Six Months	5
	Ended June 30, 2008 and 2007 (Unaudited)

	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of	17
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	24

Item 4:	Controls and Procedures	24

PART II - OTHER INFORMATION		25

Item 1:	Legal Proceedings	25

Item 1A:	Risk Factors	25

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3:	Defaults Upon Senior Securities	25

Item 4:	Submission of Matters to a Vote of Security Holders	25

Item 5:	Other Information	25

Item 6:	Exhibits	25

SIGNATURES		26

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands, except for share data)
ASSETS

Cash and amounts due from depository institutions	$7,879	$6,939
Interest-bearing deposits in other banks	29,978	26,051
Money market funds	34,451	62,312

Cash and Cash Equivalents	72,308	95,302

Investment securities available for sale (“AFS”) at fair value	16,201	17,238
Investment securities held to maturity at amortized cost (fair value of $76,655 and $127,828, respectively)	77,113	127,706
Mortgage-backed securities held to maturity at amortized cost (fair value of $244,114 and $144,440, respectively)	245,535	144,099
Loans receivable, net of allowance for loan losses $1,943 and $1,602, respectively	468,467	458,873
Real estate owned via equity investment	4,156	—
Premises and equipment	39,432	33,181
Federal Home Loan Bank of New York stock	2,479	2,465
Accrued interest receivable	4,840	4,495
Bank owned life insurance	19,144	18,802
Other assets	5,434	4,953
Total Assets	$955,109	$907,114

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Deposits:
Non-interest bearing	$33,205	$24,611
Interest bearing	663,781	626,419
Total deposits	696,986	651,030

Federal Home Loan Bank of New York advances	27,946	28,940
Advance payments by borrowers for taxes and insurance	2,472	2,390
Accrued interest payable and other liabilities	7,648	5,972
Total Liabilities	735,052	688,332

Minority interests	1,665	479
STOCKHOLDERS' EQUITY

Common stock, $0.10 par value, 45,000,000 authorized, 32,731,875 issued; and 31,308,039 and 31,387,919, respectively, outstanding.	3,274	3,274
Paid-in capital	97,552	97,405
Retained earnings	148,935	148,136
Unearned shares held by Employee Stock Ownership Plan	(7,036)	(7,306)
Treasury stock 1,423,836 and 1,343,956 shares respectively	(23,872)	(22,792)
Accumulated other comprehensive (loss)	(461)	(414)
Total Stockholders’ Equity	218,392	218,303
Total Liabilities and Stockholders’ Equity	$955,109	$907,114

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2008	2007	2008	2007
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
INTEREST INCOME
Loans	$7,051	$6,775	$14,329	$13,412
Mortgage-backed securities held to maturity	2,945	1,760	4,907	3,501
Investment securities held to maturity	884	2,001	2,035	3,761
Securities available for sale	192	108	349	260
Other interest-earning assets	575	763	1,610	1,624

Total Interest Income	11,647	11,407	23,230	22,558

INTEREST EXPENSE
Deposits	4,468	4,234	9,076	8,311
Borrowings	282	79	569	164

Total Interest Expense	4,750	4,313	9,645	8,475

Net Interest Income	6,897	7,094	13,585	14,083

PROVISION FOR LOAN LOSSES	213	68	360	226

Net Interest Income after Provision for Loan Losses	6,684	7,026	13,225	13,857

NON-INTEREST INCOME
Commissions on sales of title policies	280	348	488	605
Fees and service charges on deposits and loans	436	309	769	551
Income from bank owned life insurance	217	183	430	360
Net gain from sale of mortgage loans originated for sale	6	—	6	—
Other	150	167	377	329

Total Non-Interest Income	1,089	1,007	2,070	1,845

NON-INTEREST EXPENSE
Salaries and employee benefits	3,530	2,929	6,919	5,822
Net occupancy expense of premises	593	419	1,195	922
Equipment	572	401	1,051	787
Data processing fees	379	316	727	653
Advertising	211	221	423	408
Federal insurance premium	19	19	37	38
Other	893	782	1,542	1,322

Total Non-Interest Expense	6,197	5,087	11,894	9,952

Income Before Income Taxes and Minority Interest	1,576	2,946	3,401	5,750

INCOME TAXES	501	1,017	1,111	2,002

Net Income before minority interests	1,075	1,929	2,290	3,748

Minority Interests	90	—	141	—

Net Income	$1,165	$1,929	$2,431	$3,748

Net income per common share
Basic and Diluted	$.04	$.06	$.08	$.12
Dividends Declared Per Share	$.08	$.12	$.16	$.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and Diluted	30,595,651	31,965,364	30,620,285	31,958,641

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands)

				Retained		Accumulated
				Earnings	Unearned	Other
	Common Stock			Substantially	Shares Held By	Comprehensive	Treasury
	Shares	Amount	Paid-In Capital	Restricted	ESOP	(Loss)	Stock	Total
Balance December 31, 2006	32,732	$3,274	$97,069	$143,068	$(7,847)	$(910)	—	$234,654
Comprehensive income:
Net income for the six months ended June 30, 2007				3,748				3,748

Other comprehensive income net of taxes:
Unrealized loss on available for sale securities net of income taxes of $80						(127)		(127)
Pension cost, net of income taxes of $13						41		41
Total comprehensive income								3,662
Dividends declared				(1,169)				(1,169)
ESOP shares earned			160		270			430
Balance June 30, 2007	32,732	$3,274	$97,229	$145,647	$(7,577)	$(996)	—	$237,577

Balance December 31, 2007	31,388	$3,274	$97,405	$148,136	$(7,306)	$(414)	$(22,792)	$218,303

Change in percentage of minority loss For RomAsia for 2007				(5)				(5)
Comprehensive income:
Net income for the six months ended June 30, 2008				2,431				2,431

Other comprehensive income net of taxes:
Unrealized loss on available for sale securities net of income taxes of $(41)						(58)		(58)
Pension cost, net of income taxes of $(14)				(27)		11		(16)
Total comprehensive income								2,357
Adoption of EITF 06-4				(318)				(318)
Treasury stock repurchased							(1,080)	(1,080)
Dividends declared				(1,282)				(1,282)
Stock-based compensation			20					20
ESOP shares earned			127		270			397
Balance June 30, 2008	31,308	$3,274	$97,552	$148,935	$(7,036)	$(461)	$(23,872)	$218,392

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,431	$3,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	793	636
Stock-based compensation	20	—
Amortization of premiums and accretion of discounts on securities	194	(66)
Accretion of deferred loan fees and discounts	(16)	(54)
Net gain on sale of mortgage loans originated for sale	(6)	(1)
Mortgage loans originated for sale	(644)	(122)
Proceeds from sales of mortgage loans originated for sale	650	123
Provision for loan losses	360	226
ESOP shares earned	397	430
Increase in accrued interest receivable	(345)	(448)
Increase in cash surrender value of bank owned life insurance	(342)	(282)
Increase in other assets	(461)	(223)
(Decrease)Increase in accrued interest payable	(245)	387
Increase in other liabilities	1,498	1,233
Net change in minority interest	1,186	—

Net Cash Provided by Operating Activities	5,470	5,587

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities, calls and principal repayments of securities available for sale	3,011	186
Purchases of securities available for sale	(2,066)	(52)
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	115,325	45,060
Purchases of investment securities held to maturity	(64,694)	(44,910)
Principal repayments on mortgage-backed securities held to maturity	16,693	14,539
Purchases of mortgage-backed securities held to maturity	(118,367)	(12,936)
Net increase in loans receivable	(9,939)	(21,927)
Additions to premises and equipment	(7,044)	(1,434)
Addition to real estate via equity investment	(4,156)	—
Purchase of Federal Home Loan Bank of New York stock	(14)	(30)

Net Cash Used in Investing Activities	(71,251)	(21,504)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	45,956	6,683
Increase in advance payments by borrowers for taxes and insurance	82	237
Dividends paid to minority stockholders of Roma Financial Corp.	(1,177)	(561)
Redemption of Federal Home Loan Bank of New York advances	(994)	(951)
Purchases of treasury stock	(1,080)	—

Net Cash Provided by Financing Activities	42,787	5,408

Net Decrease in Cash and Cash Equivalents	(22,994)	(10,509)

CASH AND CASH EQUIVALENTS - BEGINNING	95,302	64,701

CASH AND CASH EQUIVALENTS - ENDING	$72,308	$54,192

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
SUPPLEMENTARY CASH FLOWS INFORMATION

Income taxes paid, net	$1,897	$2,289

Interest paid	$9,890	$8,088

Loan receivable transferred to real estate owned	$68	$18

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

Roma Financial Corporation, MHC is a federally-chartered mutual holding company that was formed in January 2005 in connection with the mutual holding company reorganization. Roma Financial Corporation, MHC has not engaged in any significant business since its formation. So long as Roma Financial Corporation, MHC is in existence, it will at all times own a majority of the outstanding stock of the Company.

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

The Bank offers traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. The Bank currently operates from its main office in Robbinsville, New Jersey, and eleven branch offices located in Mercer, Burlington and Ocean Counties, New Jersey. The Bank maintains a website at www.romabank.com.

A Registration Statement on Form S-1 (File No. 333-132415), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offering for sale of up to 8,538,750 shares (subject to increase to 9,819,652 shares) of its common stock. For a further discussion of the stock offering, see the final prospectus as filed on May 23, 2006 with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) of the Rules and Regulations of the Securities Act of 1933. The offering closed July 11, 2006 and the net proceeds from the offering were approximately $96.1 million (gross proceeds of $98.2 million for the issuance of 9,819,562 shares, less offering costs of approximately $2.1 million). The Company also issued 22,584,995 shares to Roma Financial Corporation, MHC and 327,318 shares to the Roma Bank Community Foundation, Inc., resulting in a total of 32,731,875 shares issued and outstanding after the completion of the offering. A portion of the proceeds were loaned to the Roma Bank Employee Stock Ownership Plan (ESOP) to purchase 811,750 shares of the Company’s stock at a cost of $8.1 million on July 11, 2006

On August 9, 2007, the Company announced a ten percent stock repurchase plan, equivalent to 981,956 shares, in the open market, based on stock availability, price and the Company’s financial performance. The repurchase was completed August 27, 2007. A new stock repurchase plan, for five percent of the currently outstanding shares was announced on October 24, 2007 and was completed on March 18, 2008. A total of 441,880 shares were acquired under this repurchase plan. On August 1, 2008 the Company announced a five percent repurchase plan, equivalent to 419,786 shares, in the open market based on availability, price and the Company’s financial performance.

NOTE B - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank and the Bank’s wholly-owned subsidiaries, Roma Capital Investment Co. (the “Investment Co.”) and General Abstract and Title Agency (the “Title Co.”), and the Company’s majority owned investment of 89.55% in RomAsia Bank. The consolidated statements also include the Company’s 50% interest in 84 Hopewell, LLC (the “LLC”), a real estate investment which is consolidated according to the requirements of FASB Interpretation (“FIN”) No. 46(R). All significant inter-company accounts and transactions have been eliminated in consolidation. These statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and six month periods ended June 30, 2008 and 2007. The results of operations for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The December 31, 2007 data in the consolidated statements of financial condition was derived from the Company’s audited consolidated financial statements for that date. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’ equity and cash flows should be read in conjunction with the 2007 audited consolidated financial statements for the year ended December 31, 2007, including the notes thereto included in the Company’s Annual Report on Form 10-K.

The Investment Co. was incorporated in the State of New Jersey effective September 4, 2004, and began operations October 1, 2004. The Investment Co. is subject to the investment company provisions of the New Jersey Corporation Business Tax Act. The Title Co. was incorporated in the State of New Jersey effective March 7, 2005 and commenced operations April 1, 2005. RomAsia Bank received all regulatory approvals on June 23, 2008 to be a federal savings bank and began operations on that date. The Company invested $13.4 million in RomAsia Bank and currently holds a 89.55% ownership interest. The Company, together with two individuals, formed a limited liability company, 84 Hopewell, LLC. The LLC was formed to build a commercial office building in which is located the Company’s Hopewell branch, corporate offices for the other LLC members construction company and tenant space. The Company invested $ 350,000 in the LLC and provided a loan in the amount of $3.6 million to the LLC. The Company and the other 50% owner’s construction company both have signed lease commitments to the LLC.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

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

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of June 30, 2008, on the Company’s consolidated financial position or results of operations.

NOTE D – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares actually outstanding adjusted for Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of outstanding stock options and unvested stock awards, if dilutive, using the treasury stock method. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

Diluted earnings per share for the three and six months ended June 30, 2008 were calculated by dividing net income by the weighted average number of common shares outstanding, plus the weighted-average number of net shares that would be issued related to dilutive stock options and restricted stock grants pursuant to the treasury stock method. Outstanding stock options for the three and six months ended June 30, 2008 were not considered in the calculation of diluted earnings per share because they were antidilutive.

NOTE E – STOCK BASED COMPENSATION

Equity Incentive Plan

At the Annual Meeting held on April 23, 2008, stockholders of the Company approved the Roma Financial Corporation 2008 Equity Incentive Plan. On June 25, 2008 directors, senior officers and certain employees of the Company were granted in aggregate 820,000 stock options and awarded 222,000 shares of restricted stock.

The 2008 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. The Company has reserved 1,292,909 shares of common stock for issuance upon the exercise of options granted under the 2008 Plan and 517,164 shares for grants of restricted stock. The Plan will terminate in ten years from the grant date. Options will be granted with an exercise price not less than the Fair Market Value of a share of Common Stock on the date of the grant. Options may not be granted for a term greater than ten years. Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code. The number of shares available under the 2008 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At June 30, 2008, there were 472,909 shares available for option grants under the 2009 Plan and 297,164 shares available for grants of restricted stock.

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payments”. SFAS 123( R ) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123 ( R ) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

SFAS No. 123 (R) also requires the Company to realize as a financing cash flow rather than an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees and outside directors within “compensation and employee benefits” in the consolidated statement of operations to correspond with the same line item as the cash compensation paid.

The stock options will vest over a five year service period and are exercisable within ten years. Compensation expense for all option grants is recognized over the awards’ respective requisite service period. The fair values of all option grants were estimated using the Black Scholes option-pricing model using the following assumptions:

Expected life	6.5 years
Risk-free rate	3.81%
Volatility	27.66%
Dividend yield	2.34%
Fair Value	$ 3.64

The following is a summary of the status of the Company’s stock option activity and related information for its option plans for the six months ended June 30, 2008:

	Number of		Weighted Avg.	Aggregate
	Stock	Weighted Avg.	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value

Balance at January 1, 2008	—	—

Granted	820,000	$ 13.67
Exercised	—	—
Forfeited	—	—

Balance at June 30, 2008	820,000	$ 13.67	10 years	$ —

Exercisable at June 30, 2008	—		N/A	N/A

Restricted shares, granted on June 25, 2008, vest over a five year service period, management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period of the awards over five years. The number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the restricted shares under the Company’s restricted stock plan.

The following is a summary of the status of the Company’s restricted shares as of June 30, 2008 and changes during the six months ended June 30, 2008:

	Number of	Weighted
	Shares of	Average Grant
	Restricted Stock	Date Fair Value

Balance at January 1, 2008	—	—

Granted	222,000	$ 13.67
Forfeited	—	—
Vested	—	—

Balance at June 30, 2008	222,000	$ 13.67

Stock option and stock award expenses included with compensation expense was zero for the three months ended March 31, 2008 and $ 19,790 for three and six months ended June 30, 2008, with a related tax benefit of $7,916. At June 30, 2008 approximately $6.0 million of unrecognized cost related to outstanding stock options and restricted shares, which will be recognized over a period of approximately five years.

Employee Stock Ownership Plan

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements defined in the plan. The ESOP trust purchased 811,750 shares of common stock as part of the stock offering using proceeds of a loan from the Company. The total cost of shares purchased by the ESOP trust was $8.1 million, reflecting a cost of $10 per share. The Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears an interest rate of 8.25% with principal and interest payable in equal quarterly installments over a fifteen year period. The loan is secured by the shares of the stock purchased.

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Bank made its first loan payment in October 2006. As of June 30, 2008 there were 703,518 unearned shares. The Company’s ESOP compensation expense was $198 thousand and $210 thousand, respectively, for the three months ended June 30, 2008 and 2007, and $397 thousand and $430 thousand for the six months ended June 30, 2008 and 2007, respectively.

NOTE F- REAL ESTATE OWNED VIA EQUITY INVESTMENTS

In 2008, the Bank, together with two individuals, formed an LLC, 84 Hopewell, LLC. The LLC was formed to build a commercial office building which includes the Company’s Hopewell branch, corporate offices for the other 50% owner’s construction company and tenant space. The Company invested approximately $350,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million. The Company and the construction company both have signed lease commitments to the LLC. With the adoption of FIN 46 (R) the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements. As of June 30, 2008, this variable interest entity met the requirements of FIN 46 (R) for consolidation based on the Bank being the primary financial beneficiary. This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees. As of June 30, 2008, the LLC had $4.2 million in fixed assets and a loan from Roma Bank for $3.6 million, which was eliminated in consolidation. The LLC had accrued interest to the Bank of $11 thousand at June 30, 2008 and the Bank had paid $21 thousand in rent to the LLC for the space occupied by the bank branch. Both of these amounts were eliminated in consolidation. The Company’s 50% share of the LLC’s loss for the six months ended June 30, 2008 was $8 thousand.

NOTE G – INVESTMENT SECURITIES

The following tables set forth the composition of our securities portfolio as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
Mortgage-backed securities	$3,153	$3,162	$1,260	$1,292
Obligations of state and local political subdivisions	7,128	7,191	10,020	10,128
Equity Shares	3,630	3,462	3,630	3,443
Mutual Fund Shares	2,544	2,386	2,483	2,375
Total	$16,455	$16,201	$17,393	$17,238

	June 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investments securities held to maturity:
US Government Obligations	$70,983	$70,623	$123,283	$123,418
Obligations of state and local political subdivisions	6,130	6,032	4,423	4,410
Total	$77,113	$76,655	$127,706	$127,828

	June 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities held to maturity:
GNMA	$3,758	$3,806	$4,276	$4,313
FHLMC	154,531	153,666	84,648	84,770
FNMA	80,196	79,598	47,387	47,623
CMO's	7,050	7,044	7,788	7,734
Total	$245,535	$244,114	$144,099	$144,440

Securities held as available for sale have been adjusted to fair value at June 30, 2008 and December 31, 2007. Investment securities held to maturity and mortgage-backed securities held to maturity are recorded at amortized cost. The decline in fair values of held to maturity investments is due to interest rate changes, not credit risk. The Company has the ability to, and intends to, hold the investments until maturity. Therefore, no impairment has been recorded.

Management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The available for sale equity securities currently have unrealized losses at June 30, 2008 of approximately $254 thousand. At June 30, 2007 the equity securities available for sale had unrealized gains of approximately $246 thousand. The available for sale mutual funds are a CRA investment and currently have an unrealized loss of approximately $158 thousand. They have been in a loss position for the last two years with the greatest unrealized loss being approximately $184 thousand. Management does not believe the equity or mutual fund securities available for sale are impaired due to reasons of credit quality. Accordingly, as of June 30, 2008, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Approximately $31.8 million of securities held to maturity are pledged as collateral for FHLB advances and borrowings at June 30, 2008.

NOTE H - LOANS RECEIVABLE, NET

Loans receivable, net at June 30, 2008 and December 31, 2007 were comprised of the following (in thousands):

	June 30,	December 31,
	2008	2007
Real estate mortgage loans:
Conventional 1-4 family	$223,692	$219,900
Commercial and multi—family	84,222	80,537
	307,914	300,437
Construction	43,987	37,119
Consumer:
Equity and second mortgages	129,260	130,085
Other	975	1,127
	130,235	131,212
Commercial	4,309	3,918

Total loans	486,445	472,686

Less:
Allowance for loan losses	1,943	1,602
Deferred loan fees	180	174
Loans in process	15,855	12,037
	17,978	13,813

Total loans receivable, net	$468,467	$458,873

NOTE I - DEPOSITS

A summary of deposits by type of account as of June 30, 2008 and December 31, 2007 is as follows (dollars in thousands):

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand
Non—interest bearing checking	$33,205	0.00%	$24,611	0.00%
Interest bearing checking	100,028	0.54%	98,481	0.54%
	133,088	0.43%	123,092	0.43%
Savings and club	186,939	1.04%	175,972	0.96%

Certificates of deposit	376,814	3.92%	351,966	4.59%

Total	$696,986	2.47%	$651,030	2.82%

At June 30, 2008, the Company had contractual obligations for certificates of deposit that mature as follows (in thousands):

One year or less	$287,881
After one to three years	80,870
After three years	8,063
Total	$376,814

NOTE J – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of June 30, 2008 and December 31, 2007 (in thousands):

	Estimated
	Useful	June 30,	December 31,
	Lives	2008	2007
Land for future development	-	$1,054	$1,054
Construction in progress	-	817	1,772
Land and land improvements	-	5,428	5,428
Buildings and improvements	20-50 yrs	32,752	26,391
Furnishings and equipment	3-10 yrs.	9,169	7,531
Total premises and equipment		49,220	42,176
Accumulated depreciation		9,788	8,995
Total		$39,432	$33,181

NOTE K – FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2008 and December 31, 2007, the Bank had outstanding Federal Home Bank of New York (FHLBNY) advances as follows (dollars in thousands):

	June 30, 2008		December 31, 2007
		Interest		Interest
	Amount	Rate	Amount	Rate

Maturing:
September 15, 2010	$4,946	4.49%	$5,940	4.49%

Scheduled of principal payments are follows (in thousands):

One year or less	$2,057
More than one year through three years	2,038
More than three years through five years	851
$4,946

At June 30, 2008 and December 31, 2007, the Bank also had an outstanding FHLBNY advance totaling $23.0 million. The borrowing is at a fixed rate of 3.90% for ten years, maturing in 2017, callable at three years, interest paid quarterly.

NOTE L – RETIREMENT PLANS

Components of net periodic pension cost for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$82	$85	$164	$170
Interest cost	134	122	268	244
Expected return on plan assets	(179)	(160)	(358)	(320)
Amortization of unrecognized net loss	—	9	—	18
Amortization of unrecognized past service liability	4	11	8	22

Net periodic benefit expense	$41	$67	$82	$134

NOTE M – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit. Outstanding loan commitments at June 30, 2008 were as follows (in thousands):

June 30,
2008
Residential mortgage and equity loans	$4,941
Commercial loans committed not closed	12,519
Commercial lines of credit	18,656
Consumer unused lines of credit	36,724
Commercial letters of credit	9,855
$82,695

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amount of financial instruments which represent credit risk at June 30, 2008 and December 31, 2007 is as follows (in thousands):

	June 30,	December 31,
	2008	2007
Standby by letters of credit	$9,855	$9,932
Outstanding loan and credit line commitments	$72,840	$58,301

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party. The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers. All of the Company’s outstanding standby letters are within the scope of the Financial Accounting Standards Board (“FASB) Interpretation No. 45. These are irrevocable undertakings by Roma Financial Corporation, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The Company has not recorded a liability for the standby letters of credit as majority of the credits are guaranteed by other financial institutions.

Outstanding loan commitments represent the unused portion of loan commitments available to individuals and companies as long as there is no violation of any condition established in the contract. Outstanding loan commitments generally have a fixed expiration date of one year or less, except for home equity loan commitments which generally have an expiration date of up to 15 years. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, obtained, upon extension of credit is based upon management’s credit evaluation of the customer. While various types of collateral may be held, property is primarily obtained as security. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

The Bank has non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30 2008:

Year Ended June 30:

2009	$418,096
2010	429,584
2011	431,301
2012	441,648
2013	451,791
Thereafter	5,949,256
Total Minimum Payments Required	$8,121,676

Included in the total required minimum lease payments is $ 2,024,624 of payments to the “LLC” a variable interest entity in which the Company holds a 50% ownership interest. The Company eliminates these payments in consolidation.

NOTE N –ADOPTION OF EMERGING ISSUES TASK FORCE (“EITF”) ISSUE NO. 06-4

Effective January 1, 2008, the Company changed its accounting policy for endorsement split-dollar life insurance arrangements and recognized a cumulative-effect adjustment to retained earnings totaling $318 thousand related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”

NOTE O –FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company has no level 3 instruments.

The following table sets forth the Company’s financial assets that were accounted for at fair values as of June 30, 2008 by level within the fair value hierarchy. As required by FAS 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements (in thousands):

	Quoted Prices in Active	Significant Other	Balance as of
	Markets for Identical	Observable Inputs	June 30, 2008
Assets
	(Level 1 )	(Level 2)
Assets:
Securities available for sale	$ -	$ 16,201	$ 16,201

NOTE P –OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive (loss) at June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30,	December 31,
	2008	2007
Unrealized loss on securities available for sale	$(254)	$(155)
Pension plan liability	(443)	(525)
	(697)	(680)
Deferred income taxes	236	266
Accumulated other comprehensive (loss)	$(461)	$(414)

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets increased by $48.0 million to $955.1 million at June 30, 2008 compared to $907.1 million at December 31, 2007. Total liabilities increased $46.7 million to $735.0 million at June 30, 2008 compared to $688.3 million at December 31, 2007. Net equity increased $89 thousand to $218.4 million at June 30, 2008.

Deposits

Total deposits increased $45.8 million to $697.0 million at June 30, 2008 compared to $651.0 million at December 31, 2007. Non-interest bearing demand deposits increased $8.6 million to $33.2 million at June 30, 2008, and interest bearing demand deposits increased $1.7 million to $100.0 million. Savings and club accounts increased $10.9 million to $186.9 million and certificates of deposit increased $24.8 million to $376.8 at June 30, 2008. Deposit growth, especially certificates of deposit, benefited from the opening of three new branches in 2008.

Investments (Including Mortgage-Backed Securities)

The investment portfolio increased $49.8 million to $338.8 million at June 30, 2008 compared to $289.0 at December 31, 2007. Securities available for sale decreased $1.0 million to $16.2 million at June 30, 2008 compared to $17.2 million at December 31, 2007 due to principal payments, redemptions and maturities of securities. Investments held to maturity decreased $50.5 million to $77.1 million at June 30, 2008 compared to $127.8 million at December 31, 2007. Mortgage-backed securities increased $101.4 million to $245.5 million at June 30, 2008 compared to $144.1 million at December 31, 2007. The decrease in investments held to maturity was primarily due to principal payments and maturities and calls that were reinvested in other than investments held to maturity. A majority of the funds from maturities and calls were invested in mortgage-backed securities or reinvested in short-term investments.

Loans

Net loans increased by $9.6 million to $468.5 million at June 30, 2008 compared to $458.9 million at December 31, 2007. Commercial and multi-family real estate mortgages increased $3.7 million to $84.2 million at June 30, 2008 compared to $80.5 million at June 30, 2007. Gross construction loans increased $6.9 million to $44.0 million at June 30, 2008 compared to $37.1 million at June 30, 2007. The net effect of the increase after adjusting for loans in process was $3.0 million. Residential loan demand has remained soft and behind the pace of the comparable periods, prompting a repeat of our March mortgage promotion program which was successful last year. Commercial loan demand has improved, however, it remains highly influenced by intense rate competition.

Other Assets

All other asset categories increased by $11.6 million from December 31, 2007 to June 30, 2008. This increase was primarily in premises and equipment and real estate owned via equity investment which increased $10.4 million to $43.6 million at June 30, 2008 compared to $33.2 million at December 31, 2007. The increase in premises and equipment was related to the construction costs of three branches that opened in January and May 2008, and one branch which will open in September 2008, and the purchase of a building which is leased to RomAsia Bank. The increase in premises and equipment also includes $4.2 million related to an equity investment in the LLC.

Borrowed Money

The $1.0 million decrease in advances from the Federal Home Loan Bank of New York (FHLBNY) during the six months ended June 30, 2008 is due to scheduled principal payments. At June 30, 2008, the outstanding FHLBNY balance was $27.9 million compared to $28.9 million at December 31, 2007.

Other Liabilities

Other liabilities increased $1.8 million to $10.1 million at June 30, 2008. The net increase was primarily due to increases of $287 thousand in accrued expenses, of $364 thousand related to the adoption of EITF 06-4, and in certified checks of $840 thousand.

Stockholders’ Equity

Stockholders’ equity increased $89 thousand to $218.4 million at June 30, 2008 compared to $218.3 million at December 31, 2007. The net increase was primarily caused by net income of $2.4 million and the release of ESOP share of $397 thousand, which offset decreases caused by $1.1 million of stock repurchases, $1.3 million of dividends, $334 thousand in pension costs and the adoption of EITF 06-4, stock compensation of $20 thousand, and $58 thousand in unrealized losses.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

General

Net income decreased $764 thousand to $1.2 million for the quarter ended June 30, 2008 compared to $1.9 million for the prior year period. The decrease was primarily due to an increase of $437 thousand in interest expense, an increase in the provision for loan losses of $145 thousand, and an increase of $1.1 million in non-interest expense. These increases in expenses were offset by higher interest income of $240 thousand, an increase of $82 thousand in non-interest income, and a reduction in the provision for income taxes of $516 thousand.

Interest Income

Interest income increased by $240 thousand to $11.6 million for the three months ended June 30, 2008 compared to $11.4 million for the prior year period. Interest income from loans increased $276 thousand to $7.1 million for the three months ended June 30, 2008. Interest income from residential mortgage loans increased $157 thousand over the comparable quarters ended June 30, 2008 and 2007, while interest income from equity loans decreased $54 thousand. The weighted average interest rates for mortgage and equity loans at June 30, 2008 were 5.76% and 5.93%, respectively, compared to 5.73% and 6.25%, respectively, in the prior year. Interest income from commercial and multifamily mortgage loans and commercial loans increased $176 thousand from period to period. The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 6.49% at June 30, 2008 and 7.72% at June 30, 2007. The reduction in the prime rate impacted interest income on commercial adjustable rate loans.

Interest income from mortgage-backed securities increased $1.2 milliom over the comparable quarter in 2007. The majority of the increase in the mortgage-backed securities portfolio from December 31, 2007 to June 30, 2008 occurred in late February, March and April of 2008. Interest income from investments held to maturity decreased $1.1 million for the quarter ended June 30, 2008 as compared to June 30, 2007. This decrease was primarily due to the decrease in the investments held to maturity portfolio of $92.7 million over the twelve months ended June 30, 2008. Interest income on securities available for sale increased $84 thousand from period to period. Interest income from other interest earning assets decreased $188 thousand for the three months ended June 30, 2008 compared to the same period in 2007. This increase was primarily due to the decrease in the average balance of overnight funds from year to year, and by a significant decrease in overnight rates during the quarter.

Interest Expense

Interest expense increased $437 thousand for the three month period ended June 30, 2008 to $4.7 million compared to $4.3 for the three months ended June 30, 2007. The increase was primarily due to a $234 thousand increase in interest paid on deposits. Total deposits increased $64.3 million over the twelve month period ended June 30, 2008, and a larger percent of the total deposit mix was in higher yielding certificates of deposit. The effect on interest expense of these changes was offset by a slightly lower weighted average interest rate. The weighted average interest rate on deposits decreased 24 basis points between June 30, 2007 and June 30, 2008 to 2.47%. Interest expense on borrowed money increased $203 thousand for the three months ended June 30, 2008 from the same three month period in the prior year, primarily, because of the $23.0 million borrowed from the FHLB in October 2007 at 3.90%.

Provision for Loan Losses

The loan loss provision for the three months ended June 30, 2008 increased $145 thousand to $213 thousand compared to the prior year. The increase was the result of creating a specific reserve for a commercial loan customer’s overdrawn checking account. Non-performing loans increased $1.2 million to $8.1 million at June 30, 2008 compared to $6.9 million at December 31, 2007, and decreased $500 thousand from March 31, 2008. These loans remain well collateralized and no material losses are anticipated.

Non-Interest Income

Non-interest income increased $82 thousand to $1.1 million for the three months ended June 30, 2008, compared to $1.0 million for the three months ended June 30, 2007. The net increase was chiefly derived from fees and service charges on loans which increased $114 thousand in the current quarter over the prior year quarter due to increased late charges and prepayment penalties, an increase in bank owned life insurance income of $34 thousand, reflective of the purchase of $2.0 million additional insurance in August 2007, and an increase in gains on sales of investments and fixed assets of $38 thousand. Decreases in commissions on sales of title policies and other miscellaneous non-interest income lowered non-interest income.

Non-Interest Expense

Non-interest expense increased $1.1 million to $6.2 million for the three months ended June 30, 2008 compared to $5.1 million for the three months ended June 30, 2007. Salaries and employee benefits increased $601 thousand to $3.5 million for the three months ended June 30, 2008 compared to the same period in the prior year. This increase represents an increase in salaries and related benefits associated with the three new branches opened in 2008 of approximately $136 thousand, RomAsia salary and benefit expenses of approximately $ 207 thousand, and annual salary adjustments. Net occupancy of premises expense increased $174 thousand for the three month period ended June 30, 2008. The increase is primarily related to the costs for two branches opened in January 2008 and one branch in May 2008, and the property leased to RomAsia. Equipment costs increased $171 thousand to $572 thousand for the three months ended June 30, 2008. This increase was primarily related to the costs for the three new branches and $54 thousand of costs related to RomAsia. Other non-interest expenses increased $164 thousand to $1.5 million for the three months ended June 30, 2008 compared to $1.3 million for the same period in the prior year. This increase was primarily due to increases in supplies, and an increase in legal fees and other costs for RomAsia of approximately $184 thousand.

Provision for Income Taxes

Income tax expense decreased by $516 thousand to $501 thousand for the three months ended June 30, 2008 compared to $1 million for the three months ended June 30, 2007. Income tax expense, represented an effective rate of 31.8% for the three months ended June 30, 2008 compared to 34.5% in the prior year quarter. The Company pays a state tax rate of 3.6% on the taxable income of our investment company and 9.0% on the taxable income of the other entities.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

General

Net income decreased $1.3 million to $2.4 million for the six months ended June 30, 2008 compared to $3.7 million for the prior year period. The decrease was primarily due to an increase of $1.1 million in interest expense and an increase of $1.9 million in non-interest expense. These increases in expenses were offset by an increase in interest income of $672 thousand, an increase of $225 thousand in non-interest income, and a decrease in the provision for income taxes of $891 thousand.

Interest Income

Interest income increased by $672 thousand to $23.2 million for the six months ended June 30, 2008 compared to $22.6 million for the prior year period. Interest income from loans increased $917 thousand to $14.3 million for the six months ended June 30, 2008. Interest income from residential mortgage loans increased $332 thousand in the six months ended June 30, 2008 as compared to the six month period ended June 30, 2007, while interest income from equity loans decrease approximately $50 thousand. The weighted average interest rates for mortgage and equity loans at June 30, 2008 were 5.75% and 5.93%, respectively, compared to 5.73% and 6.25%, respectively, in the prior year. Interest income from commercial and multifamily mortgage loans and commercial loans increased $672 thousand from year to year. The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 6.49% at June 30, 2008 and 7.72% at June 30, 2007. As mentioned previously, adjustable rate commercial and consumer loans were impacted by the reduction in the prime rate during the current six month period.

Interest income from mortgage-backed securities increased $1.4 million over the comparable six month period in 2007. The majority of the increase in the mortgage-backed securities portfolio from December 31, 2007 to June 30, 2008 occurred in late February, March and April of 2008. Interest income from investments held to maturity decreased $1.7 million for the quarter ended June 30, 2008 as compared to June 30, 2007. This decrease was primarily due to the decrease in the investment held to maturity portfolio from June 2007 to June 2008 of $92.7 million. Interest income on securities available for sale increased $89 thousand from year to year. Interest income on other interest earning assets decreased $14 thousand for the six months ended June 30, 2008 compared to the same period in 2007. This increase was primarily due to the decrease in the average balance of overnight funds from year to year, and by a significant decrease in overnight rates during the quarter.

Interest Expense

Interest expense increased $1.1 million for the six month period ended June 30, 2008 to $9.6 million compared to $8.5 for the six months ended June 30, 2007. The increase was primarily due to a $765 thousand increase in interest paid on deposits. This increase was a result of an increase in total deposits from June 2007 to June 2008 of $64.3 million, a larger percent of the total deposit mix in higher yielding certificates of deposit, offset by a slightly lower weighted average interest rate. The weighted average interest rate on deposits decreased 24 basis points between June 30, 2007 and June 30, 2008 to 2.47%. Interest expense on borrowed money increased $405 thousand for the six months ended June 30, 2008 from the same six month period in the prior year primarily because of the $23.0 million borrowed from the FHLBNY in October 2007 at 3.90%.

Provision for Loan Losses

The loan loss provision for the six months ended June 30, 2008 increased $134 thousand to $360 thousand compared to the comparable prior year period. The increase was the result of creating a specific reserve for a commercial loan customer’s overdrawn checking account, which is in effect an unsecured loan. The Company believes the amount will be repaid when the customers cash flow improves. Non-performing loans increased $1.2 million to $8.1 million at June 30, 2008 compared to $6.9 million at December 31, 2007, and decreased $500 thousand from March 31, 2008. These loans remain well collateralized and no material losses are anticipated.

Non-Interest Income

Non-interest income increased $225 thousand to $2.1 million for the six months ended June 30, 2008 compared to $1.8 million for the six months ended June 30, 2007. The net increase was chiefly derived from fees and service charges on loans which increased $150 thousand from period to period primarily due to increased late charges and prepayment penalties, an increase of $69 thousand in fees and service charges on deposits primarily due to an increase in NSF fees, an increase in bank owned life insurance income of $70 thousand, reflective of the purchase of $2.0 million additional insurance in August 2007, and an increase in ATM fees of $40 thousand. Decreases in commissions on sales of title policies, and other miscellaneous non-interest income lowered non-interest income.

Non-Interest Expense

Non-interest expense increased $1.9 million to $11.9 million for the six months ended June 30, 2008 compared to $10.0 million for the six months ended June 30, 2007. Salaries and employee benefits increased $1.1 million to $6.9 million for the six months ended June 30, 2008 compared to the same period in the prior year. This increase represents an increase in salaries and related benefits of the three branches opened in 2008 of approximately $253 thousand, RomAsia salary and benefit expenses of approximately $357 thousand, and annual salary adjustments. Net occupancy of premises expense increased $273 thousand to $1.2 million for the six month period ended June 30, 2008. The increase is primarily related to the costs for our two new branches opened in January 2008 and one branch in May 2008 and the property being leased to RomAsia. Equipment costs increase $264 thousand to $1.1 million for the six months ended June 30, 2008. This increase was primarily related to the costs for the three new branches and $54 thousand of costs related to RomAsia. Other non-interest expenses increased $308 thousand to $2.7 million for the six months ended June 30, 2008 compared to $2.4 million for the same period in the prior year. This increase was primarily due to increases in data processing of $74 thousand, supplies of $76 thousand, telephone and postage of $30 thousand and other operating expenses of $78 thousand. Other non-interest expenses of $247 thousand, included in the $308 thousand increase in this category, related to expenses of RomAsia Bank.

Provision for Income Taxes

Income tax expense decreased by $891 thousand to $1.1 million for the six months ended June 30, 2008 compared to $2.0 million for the six months ended June 30, 2007. Income tax expense, represented a rate of 32.7% for the six months ended June 30, 2008 compared to 34.8% in the prior year. The Company pays a state tax rate of 3.6% on the taxable income of our investment company and 9.0% on the taxable income of the other entities.

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

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” This Statement clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is not permitted. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company’s assets and liabilities are monetary in nature. Consequently, the Company’s most significant form of market risk is interest rate risk. The Company’s assets, consisting primarily of mortgage loans, have generally longer maturities than the Company’s liabilities, consisting primarily of short-term deposits. As a result, a principal part of the Company’s business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended June 30, 2008.

Net Portfolio Value

The Company’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Company’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Company’s quarterly Thrift Financial Reports. The following table sets forth the Company’s NPV as of March 31, 2008, the most recent date the NPV was calculated by the OTS (in thousands):

Change In				NPV as Percent of Portfolio
Interest rates	NPV			Value of Assets
In Basis Points		Dollar	Percent	NPV	Change in
(Rate Shock)	Amount	Change	Change	Ratio	Basis Points

+300bp	$ 167,709	$(38,789)	-19%	19.22%	- 306bp
+200bp	182,365	(24,132)	-12%	20.44%	- 183bp
+100bp	196,232	(10,266)	-5%	21.54%	- 74bp
+50bp	201,657	(4,840)	2%	21.94%	-34bp
0bp	206,498	-	0%	22.28%	-
-50bp	210,262	3,764	+2%	22.52%	+ 24bp
-100bp	213,021	6,524	+3%	22.67%	+40bp

Management of the Company believes that there has not been a material adverse change in the market risk during the three months ended June 30, 2008.

ITEM 4 – Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2008.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

There were no material pending legal proceedings at June 30, 2008 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – Risk Factors

Management does not believe there were any material changes to the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2007 during the most recent quarter.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 – Defaults Upon Senior Securities

None

ITEM 4 – Submission of Matters to a Vote of Security Holders

None

ITEM 5 – Other Information

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

ROMA FINANCIAL CORPORATION
(Registrant)

Date:	August 7, 2008	/s/ Peter A. Inverso
Peter A. Inverso
President and Chief Executive Officer

Date:	August 7, 2008	/s/ Sharon L. Lamont
Sharon L. Lamont
Chief Financial Officer