Form 10-Q
period 2008-09-30
ROMA FINANCIAL CORP
filed 2008-11-07
CIK 1355823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ] ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, October 31, 2008:

$0.10 par value common stock - 31,069,739 shares outstanding

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition	2
	at September 30, 2008 and December 31, 2007 (Unaudited)

	Consolidated Statements of Income for the Three and Nine Months Ended	3
	September 30, 2008 and 2007 (Unaudited)

	Consolidated Statements of Changes in Stockholders’ Equity for the Nine	4
	Months Ended September 30, 2008 and 2007 (Unaudited)

	Consolidated Statements of Cash Flows for the Nine Months	5
	Ended September 30, 2008 and 2007 (Unaudited)

	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of	16
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	24

Item 4:	Controls and Procedures	24

PART II - OTHER INFORMATION		25

Item 1: Legal Proceedings

Item 1A: Risk Factors

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits

		25 25 25 25 25 25 25
SIGNATURES		27

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands, except for share data)
ASSETS
Cash and amounts due from depository institutions	$5,304	$6,939
Interest-bearing deposits in other banks	23,345	26,051
Money market funds	32,244	62,312

Cash and Cash Equivalents	60,893	95,302

Investment securities available for sale (“AFS”) at fair value	21,702	17,238
Investment securities held to maturity at amortized cost (fair value of $76,326 and $127,828, respectively)	77,113	127,706
Mortgage-backed securities held to maturity at amortized cost (fair value of $305,151 and $144,440, respectively)	303,147	144,099
Loans receivable, net of allowance for loan losses of $1,974 and $1,602, respectively	494,331	458,873
Real estate owned via equity investment	4,056	—
Premises and equipment	39,953	33,181
Federal Home Loan Bank of New York stock	2,547	2,465
Accrued interest receivable	5,257	4,495
Bank owned life insurance	19,321	18,802
Other assets	5,822	4,953
Total Assets	$1,034,142	$907,114
Liabilities and Stockholders’ Equity
LIABILITIES
Deposits:
Non-interest bearing	$26,485	$24,611
Interest bearing	704,099	626,419
Total deposits	730,584	651,030

Federal Home Loan Bank of New York advances	27,440	28,940
Securities sold under agreements to repurchase	40,000	—
Advance payments by borrowers for taxes and insurance	2,432	2,390
Accrued interest payable and other liabilities	12,917	5,972
Total Liabilities	813,373	688,332

Minority interests	1,687	479
STOCKHOLDERS' EQUITY
Common stock, $0.10 par value, 45,000,000 authorized, 32,731,875 issued; and
31,305,239 and 31,387,919, respectively, outstanding.	3,274	3,274
Paid-in capital	97,922	97,405
Retained earnings	149,292	148,136
Unearned shares held by Employee Stock Ownership Plan	(6,900)	(7,306)
Treasury stock 1,426,636 and 1,343,956 shares, respectively	(23,913)	(22,792)
Accumulated other comprehensive (loss)	(593)	(414)
Total Stockholders’ Equity	219,082	218,303
Total Liabilities and Stockholders’ Equity	$1,034,142	$907,114

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
INTEREST INCOME
Loans	$7,042	$7,094	$21,371	$20,506
Mortgage-backed securities held to maturity	3,377	1,731	8,284	5,232
Investment securities held to maturity	995	2,106	3,030	5,867
Investment securities available for sale	178	202	527	462
Other interest-earning assets	404	481	2,014	2,105
Total Interest Income	11,996	11,614	35,226	34,172

INTEREST EXPENSE
Deposits	4,396	4,378	13,472	12,689
Borrowings	439	74	1,008	238
Total Interest Expense	4,835	4,452	14,480	12,927

Net Interest Income	7,161	7,162	20,746	21,245

PROVISION FOR LOAN LOSSES	160	141	520	367

Net Interest Income after Provision for Loan Losses	7,001	7,021	20,226	20,878

NON-INTEREST INCOME
Commissions on sales of title policies	262	336	750	941
Fees and service charges on deposits and loans	436	195	1,205	839
Income from bank owned life insurance	222	204	652	564
Net gain from sale of mortgage loans originated for sale	30	—	36	—
Other	203	197	580	526
Total Non-Interest Income	1,153	932	3,223	2,870

NON-INTEREST EXPENSE
Salaries and employee benefits	3,746	3,015	10,665	8,837
Net occupancy expense of premises	653	446	1,848	1,368
Equipment	604	446	1,655	1,233
Data processing fees	401	351	1,128	1,004
Advertising	150	182	573	590
Federal insurance premium	27	18	64	56
Other	798	486	2,340	1,901
Total Non-Interest Expense	6,379	4,944	18,273	14,989

Income Before Income Taxes and Minority Interest	1,775	3,009	5,176	8,759

INCOME TAXES	765	1,125	1,876	3,127
Net Income before minority interests	1,010	1,884	3,300	5,632

Minority Interests	(21)	—	120	—
Net Income	$989	$1,884	$3,420	$5,632

Net income per common share
Basic and Diluted	$.03	$.06	$.11	$.18
Dividends Declared Per Share	$.08	$.06	$.24	$.18

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Diluted	30,608,881	31,490,916	30,616,456	31,801,019

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

				Retained	Unearned	Accumulated
				Earnings	Shares	Other
	Common Stock		Paid-In	Substantially	Held By	Comprehensive	Treasury
	Shares	Amount	Capital	Restricted	ESOP	(Loss)	Stock	Total
Balance December 31, 2006	32,732	$3,274	$97,069	$143,068	$(7,847)	$(910)	—	$234,654
Comprehensive income:
Net income for the nine months
ended September 30, 2007				5,632				5,632

Other comprehensive income
net of taxes:
Unrealized loss on available for sale securities						(57)		(57)
net of income taxes of $37
Pension cost						61		61
Total comprehensive income								5,636
Treasury stock repurchased	(982)						(16,700)	(16,700)
Dividends declared				(1,670)				(1,670)
ESOP shares earned			244		406			650
Balance September 30, 2007	31,750	$3,274	$97,313	$147,030	$(7,441)	$(906)	$(16,700)	$222,570

Balance December 31, 2007	31,388	$3,274	$97,405	$148,136	$(7,306)	$(414)	$(22,792)	$218,303

Change in percentage of minority loss For RomAsia for 2007				(5)				(5)
Comprehensive income:
Net income for the nine months ended September 30, 2008				3,420				3,420

Other comprehensive income
net of taxes:
Unrealized loss on available for sale securities,
net of income taxes of $ (136)						(194)		(194)
Pension cost, net of income taxes of $ 14)				(27)		15		(12)
Total comprehensive income								3,214
Adoption of EITF 06-4				(318)				(318)
Treasury stock repurchased	(83)						(1,121)	(1,121)
Dividends declared				(1,914)				(1,914)
Stock-based compensation			323					323
ESOP shares earned			194		406			600
Balance September 30, 2008	31,305	$3,274	$97,922	$149,292	$(6,900)	$(593)	$(23,913)	$219,082

See notes to consolidated financial statements. See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,420	$5,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and real estate via equity investment	1,146	933
Stock-based compensation	323	—
Amortization of premiums and accretion of discounts on securities	276	(102)
Accretion of deferred loan fees and discounts	(41)	(63)
Net gain on sale of mortgage loans originated for sale	(36)	(1)
Mortgage loans originated for sale	(3,038)	(122)
Proceeds from sales of mortgage loans originated for sale	3,074	123
Provision for loan losses	520	367
ESOP shares earned	600	650
Increase in accrued interest receivable	(762)	(573)
Increase in cash surrender value of bank owned life insurance	(519)	(445)
Increase in other assets	(684)	(690)
(Decrease)Increase in accrued interest payable	(497)	651
Increase in other liabilities	879	2,178
Net change in minority interest	1,208	—
Net Cash Provided by Operating Activities	5,869	8,538
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal repayments of securities available for sale	4,104	217
Purchases of securities available for sale	(2,810)	(78)
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	117,325	52,060
Purchases of investment securities held to maturity	(66,697)	(45,580)
Principal repayments on mortgage-backed securities held to maturity	24,543	22,244
Purchases of mortgage-backed securities held to maturity	(183,911)	(12,936)
Purchase of bank owned life insurance	—	(2,000)
Net increase in loans receivable	(36,005)	(30,027)
Additions to premises and equipment	(7,892)	(2,412)
Addition to real estate via equity investment	(4,082)	—
Purchase of Federal Home Loan Bank of New York stock	(82)	(8)
Net Cash Used in Investing Activities	(155,507)	(18,520)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	79,554	10,681
Increase in advance payments by borrowers for taxes and insurance	42	262
Dividends paid to minority stockholders of Roma Financial Corp.	(1,746)	(1,120)
Redemption of Federal Home Loan Bank of New York advances	(1,500)	(1,434)
Proceeds from securities sold under agreements to repurchase	40,000	—
Purchases of treasury stock	(1,121)	(16,700)
Net Cash Provided by Financing Activities	115,229	(8,311)
Net Decrease in Cash and Cash Equivalents	(34,409)	(18,293)
CASH AND CASH EQUIVALENTS - BEGINNING	95,302	64,701
CASH AND CASH EQUIVALENTS - ENDING	$60,893	$46,408

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
SUPPLEMENTARY CASH FLOWS INFORMATION
Income taxes paid, net	$2,607	$3,343

Interest paid	$14,977	$12,276

Loans receivable transferred to real estate owned	$68	$18

Investment commitments	$6,097	-

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

The Bank offers traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. The Bank currently operates from its main office in Robbinsville, New Jersey, and thirteen branch offices located in Mercer, Burlington and Ocean Counties, New Jersey. The Bank maintains a website at www.romabank.com.

A Registration Statement on Form S-1 (File No. 333-132415), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offering for sale of up to 8,538,750 shares (subject to increase to 9,819,652 shares) of its common stock. For a further discussion of the stock offering, see the final prospectus as filed on May 23, 2006 with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) of the Rules and Regulations of the Securities Act of 1933. The offering closed July 11, 2006 and the net proceeds from the offering were approximately $96.1 million (gross proceeds of $98.2 million for the issuance of 9,819,562 shares, less offering costs of approximately $2.1 million). The Company also issued 22,584,995 shares to Roma Financial Corporation, MHC and 327,318 shares to the Roma Bank Community Foundation, Inc., resulting in a total of 32,731,875 shares issued and outstanding after the completion of the offering. A portion of the proceeds were loaned to the Roma Bank Employee Stock Ownership Plan (ESOP) to purchase 811,750 shares of the Company’s stock at a cost of $8.1 million on July 11, 2006

On August 9, 2007, the Company announced a ten percent stock repurchase plan, equivalent to 981,956 shares, in the open market, based on stock availability, price and the Company’s financial performance. The repurchase was completed August 27, 2007. A new stock repurchase plan for five percent of the currently outstanding shares was announced on October 24, 2007 and was completed on March 18, 2008. A total of 441,880 shares were acquired under this repurchase plan. On August 1, 2008,the Company announced a five percent repurchase plan, equivalent to 419,786 shares, in the open market based on availability, price and the Company’s financial performance. As of September 30, 2008, 2,800 shares of stock were repurchased under the current plan.

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and nine month periods ended September 30, 2008 and 2007. The results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

The Investment Co. was incorporated in the State of New Jersey effective September 4, 2004, and began operations October 1, 2004. The Investment Co. is subject to the investment company provisions of the New Jersey Corporation Business Tax Act. The Title Co. was incorporated in the State of New Jersey effective March 7, 2005 and commenced operations April 1, 2005. RomAsia Bank received all regulatory approvals on June 23, 2008 to be a federal savings bank and began operations on that date. The Company invested $13.4 million in RomAsia Bank and currently holds a 89.55% ownership interest. The Company, together with two individuals, formed a limited liability company, 84 Hopewell, LLC. The LLC was formed to build a commercial office building in which is located the Company’s Hopewell branch, corporate offices for the other LLC members’ construction company and tenant space. The Company invested $ 350,000 in the LLC and provided a loan in the amount of $3.6 million to the LLC. The Company and the other 50% owner’s construction company both have signed lease commitments to the LLC.

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

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of September 30, 2008, on the Company’s consolidated financial position or results of operations.

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

Diluted earnings per share for the three and nine months ended September 30, 2008 were calculated by dividing net income by the weighted average number of common shares outstanding, plus the weighted-average number of net shares that would be issued related to dilutive stock options and restricted stock grants pursuant to the treasury stock method. Outstanding stock options and unvested stock awards for the three and nine months ended September 30, 2008 were not considered in the calculation of diluted earnings per share because they were antidilutive.

NOTE E – STOCK BASED COMPENSATION

Equity Incentive Plan

At the Annual Meeting held on April 23, 2008, stockholders of the Company approved the Roma Financial Corporation 2008 Equity Incentive Plan. On June 25, 2008 directors, senior officers and certain employees of the Company were granted an aggregate of 820,000 stock options and awarded 222,000 shares of restricted stock.

The 2008 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. The Company has reserved 1,292,909 shares of common stock for issuance upon the exercise of options granted under the 2008 Plan and 517,164 shares for grants of restricted stock. The Plan will terminate ten years from the grant date. Options will be granted with an exercise price not less than the Fair Market Value of a share of Common Stock on the date of the grant. Options may not be granted for a term greater than ten years. Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code. The number of shares available under the 2008 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At September 30, 2008, there were 472,909 shares available for option grants under the 2008 Plan and 295,164 shares available for grants of restricted stock.

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments”. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

SFAS No. 123(R) also requires the Company to realize as a financing cash flow rather than an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees and outside directors within “compensation and employee benefits” in the consolidated statement of operations to correspond with the same line item as the cash compensation paid.

The stock options will vest over a five year service period and are exercisable within ten years. Compensation expense for all option grants is recognized over the awards’ respective requisite service period. The fair values of all option grants were estimated using the Black Scholes option-pricing model using the following assumptions:

Expected life	6.5 years
Risk-free rate	3.81%
Volatility	27.66%
Dividend yield	2.34%
Fair Value	$ 3.64

The following is a summary of the status of the Company’s stock option activity and related information for the nine months ended September 30, 2008:

Weighted
		Weighted	Average
	Number of	Average	Remaining		Aggregate
	Stock	Exercise	Contractural		Intrinsic
	Options	Price	Life		Value
Balance at January 1, 2008	—	—
Granted	820,000	$13.67
Exercised	—	—
Forfeited	—	—
Balance at September 30, 2008	820,000	$13.67	9.7	years	$885,600

Exercisable at September 30, 2008	—			N/A		N/A

Restricted shares, granted on June 25, 2008, vest over a five year service period. Compensation expense is recognized for the fair value of restricted shares on a straight-line basis over five years, the requisite service period of the awards. The number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the restricted shares under the Company’s restricted stock plan.

The following is a summary of the status of the Company’s restricted shares as of September 30, 2008 and changes during the nine months ended September 30, 2008:

	Number of	Weighted
	Restricted	Average Grant
	Shares	Date Fair Value

Non-vested restricted shares at January 1, 2008	—	—
Granted	222,000	$13.67
Forfeited	—	—
Vested	—	—
Non-vested restricted shares at September 30, 2008	222,000	$13.67

Stock option and stock award expenses included within compensation expense was $303,000 for the three months ended September 30, 2008 and $323,000 for the nine months ended September 30, 2008, with a related tax benefit of $121,000 and $129,000, respectively. At September 30, 2008, approximately $5.7 million of unrecognized cost related to outstanding stock options and restricted shares, which will be recognized over a period of approximately five years.

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

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The Bank made its first loan payment in October 2006. As of September 30, 2008 there were 689,989 unearned shares. The Company’s ESOP compensation expense was $201 thousand and $220 thousand, respectively, for the three months ended September 30, 2008 and 2007, and $600 thousand and $650 thousand for the nine months ended September 30, 2008 and 2007, respectively.

NOTE F- REAL ESTATE OWNED VIA EQUITY INVESTMENTS

In 2008, the Bank, together with two individuals, formed 84 Hopewell, LLC. The LLC was formed to build a commercial office building which includes the Company’s Hopewell branch, corporate offices for the other 50% owner’s construction company and tenant space. The Company invested approximately $350,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million. The Company and the construction company both have signed lease commitments to the LLC. With the adoption of FIN 46 (R) the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements. As of September 30, 2008, this variable interest entity met the requirements of FIN 46 (R) for consolidation based on the Bank being the primary financial beneficiary. This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees. As of September 30, 2008, the LLC had $4.1 million in fixed assets and a loan from Roma Bank for $3.6 million, which was eliminated in consolidation. The LLC had accrued interest to the Bank of $11 thousand at September 30, 2008 and the Bank had paid $52 thousand in rent to the LLC for the space occupied by the bank branch. Both of these amounts were eliminated in consolidation, including $83 thousand of capitalized interest. The Company’s 50% share of the LLC’s gain for the nine months ended September 30, 2008 was $7 thousand.

NOTE G – INVESTMENT SECURITIES

The following tables set forth the composition of our securities portfolio as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
Mortgage-backed securities	$4,043	$4,064	$1,260	$1,292
Obligations of state and local political
Subdivisions	6,129	6,152	10,020	10,128
U.S. Government Obligations	4,829	4,773
Corporate Bond	980	915	—	—
Equity securities	3,630	3,399	3,630	3,443
Mutual Fund Shares	2,575	2,399	2,483	2,375
Total	$22,186	$21,702	$17,393	$17,238

	September 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investments securities held to maturity:
US Government Obligations	$70,983	$70,690	$123,283	$123,418
Obligations of state and local political subdivisions	6,130	5,636	4,423	4,410
Total	$77,113	$76,326	$127,706	$127,828

	September 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities held to maturity:
GNMA	$4,587	$4,613	$4,276	$4,313
FHLMC	159,699	160,527	84,648	84,770
FNMA	124,671	125,848	47,387	47,623
CMO’s	14,190	14,163	7,788	7,734
Total	$303,147	$305,151	$144,099	$144,440

Securities held as available for sale have been adjusted to fair value at September 30, 2008 and December 31, 2007. Investment securities held to maturity and mortgage-backed securities held to maturity are recorded at amortized cost. The decline in fair values of held to maturity investments is due to interest rate changes, not credit risk. The Company has the ability to, and intends to, hold the investments until maturity. Therefore, no impairment has been recorded.

Management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The available for sale equity securities currently have unrealized losses at September 30, 2008 of approximately $231 thousand. At September 30, 2007, the equity securities available for sale had unrealized gains of approximately $268 thousand. The available for sale mutual funds are a CRA investment and currently have an unrealized loss of approximately $176 thousand. They have been in a loss position for the last two years with the greatest unrealized loss being approximately $184 thousand. Management does not believe the equity or mutual fund securities available for sale are impaired due to reasons of credit quality. Accordingly, as of September 30,

2008, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Approximately $81.2 million of securities held to maturity are pledged as collateral for FHLB advances and borrowings, and repurchase agreements at September 30, 2008.

NOTE H - LOANS RECEIVABLE, NET

Loans receivable, net at September 30, 2008 and December 31, 2007 were comprised of the following (in thousands):

	September 30,	December 31,
	2008	2007
Real estate mortgage loans:
Conventional 1-4 family	$229,343	$219,900
Commercial and multi-family	116,596	80,537
	345,939	300,437
Construction	26,494	37,119
Consumer:
Equity and second mortgages	131,708	130,085
Other	1,028	1,127
	132,736	131,212
Commercial	5,398	3,918

Total loans	510,567	472,686

Less:
Allowance for loan losses	1,974	1,602
Deferred loan fees	198	174
Loans in process	14,064	12,037
	16,236	13,813
Total loans receivable, net	$494,331	$458,873

NOTE I - DEPOSITS

A summary of deposits by type of account as of September 30, 2008 and December 31, 2007 is as follows (dollars in thousands):

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand:
Non-interest bearing checking	$26,485	—	$24,611	0.00%
Interest bearing checking	98,139	0.54%	98,481	0.54%
	124,624	0.43%	123,092	0.43%
Savings and club	203,308	1.20%	175,972	0.96%
Certificates of deposit	402,652	3.67%	351,966	4.59%
Total	$730,584	2.43%	$651,030	2.82%

At September 30, 2008, the Company had contractual obligations for certificates of deposit that mature as follows (in thousands):

One year or less	$278,571
After one to three years	118,935
After three years	5,146
Total	$402,652

NOTE J – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of September 30, 2008 and December 31, 2007 (in thousands):

	Estimated Useful	September 30,	December 31,
	Lives	2008	2007
Land for future development	—	$1,054	$1,054
Construction in progress	—	100	1,772
Land and land improvements	—	5,428	5,428
Buildings and improvements	20-50 yrs	34,229	26,391
Furnishings and equipment	3-10 yrs.	9,250	7,531
Total premises and equipment		50,061	42,176
Accumulated depreciation		10,108	8,995
Total		$39,953	$33,181

NOTE K – FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At September 30, 2008 and December 31, 2007, the Bank had outstanding Federal Home Bank of New York (FHLBNY) advances as follows (dollars in thousands):

	September 30, 2008		December 31, 2007
		Interest		Interest
	Amount	Rate	Amount	Rate

Maturing:
September 15, 2010	$4,440	4.49%	$5,940	4.49%

Scheduled of principal payments are follows (in thousands):
One year or less	$2,080
More than one year through three years	2,360
More than three years through five years	—
$4,440

At September 30, 2008 and December 31, 2007, the Bank also had an outstanding FHLBNY advance totaling $23.0 million. The borrowing is at a fixed rate of 3.90% for ten years, maturing in 2017, callable at three years, interest paid quarterly.

Securities sold under agreements to repurchase are treated as financing and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at September 30, 2008. The maturities and respective interest rates are as follows: $10.0 million maturing in seven years with a two year call at 3.22%; $20.0 million maturing in seven years with a three year call at 3.51%; and $10.0 million maturing in ten years with a five year call at 3.955%. The agreement is collateralized by securities described in the underlying the agreement which are held in safekeeping by the FHLBNY. At September 30, 2008, the fair value of the mortgage-backed securities used as collateral under the agreement was approximately $40.2 million.

NOTE L – RETIREMENT PLANS

Components of net periodic pension cost for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Service cost	$82	$85	$246	$255
Interest cost	134	122	402	366
Expected return on plan assets	(179)	(160)	(537)	(480)
Amortization of unrecognized net loss	—	9	—	27
Amortization of unrecognized past service liability	4	11	12	33

Net periodic benefit expense	$41	$67	$123	$201

NOTE M – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit. Outstanding loan commitments at September 30, 2008 were as follows (in thousands):

September 30,
2008
Residential mortgage and equity loans	$7,707
Commercial loans committed not closed	7,921
Commercial lines of credit	17,504
Consumer unused lines of credit	38,921
Commercial letters of credit	9,587
$81,640

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amount of financial instruments which represent credit risk at September 30, 2008 and December 31, 2007 is as follows (in thousands):

	September 30,	December 31,
	2008	2007
Standby by letters of credit	$9,587	$9,932
Outstanding loan and credit line commitments	$72,053	$58,301

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party. The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers. All of the Company’s outstanding standby letters are within the scope of the Financial Accounting Standards Board (“FASB) Interpretation No. 45. These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The current amounts of the liability related to guarantees under standby letters of credit issued is not material as of September 30, 2008.

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

The Bank has non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in  excess of one year at September 30 2008:

Year Ended September 30:

2009	$437,007
2010	439,353
2011	441,733
2012	444,149
2013	459,378
Thereafter	6,596,678
Total Minimum Payments Required	$8,818,298

Included in the total required minimum lease payments is $1,982,446 of payments to the “LLC” a variable interest entity in which the Company holds a 50% ownership interest. The Company eliminates these payments in consolidation.

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

NOTE O –FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted FAS 157, “Fair Value Measurements”, on January 1, 2008. Under FAS 157, fair value measurements are not adjusted for transaction costs. FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

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

The Company has no level 3 instruments.

The following table sets forth the Company’s financial assets that were accounted for at fair values as of September 30, 2008 by level within the fair value hierarchy. As required by FAS 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Balance as of September 30, 2008
	(Level 1 )	(Level 2)
Assets:
Securities available for sale	$ -	21,702	21,702

NOTE P –OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive (loss) at September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30,	December 31,
	2008	2007
Unrealized loss on securities available for sale	$(484)	$(155)
Pension plan liability	(511)	(525)
	(995)	(680)
Deferred income taxes	402	266
Accumulated other comprehensive (loss)	$(593)	$(414)

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets increased $127.0 million to $1,034.1 million at September 30, 2008 compared to $907.1 million at December 31, 2007. Total liabilities increased $125.0 million to $813.3 million at September 30, 2008 compared to $688.3 million at December 31, 2007. Total stockholders’ equity increased $779 thousand to $219.1 million at September 30, 2008. The increase in assets was primarily funded by deposit growth of $79.6 million and investments of $40.0 million purchased with the proceeds from a qualified repurchase agreement.

Deposits

Total deposits increased $79.6 million to $730.6 million at September 30, 2008 compared to $651.0 million at December 31, 2007. Non-interest bearing demand deposits increased $1.9 million to $26.5 million at September 30, 2008, and interest bearing demand deposits decreased $342 thousand to $98.1 million. Savings and club accounts increased $27.3 million to $203.3 million and certificates of deposit increased $50.7 million to $402.7 million at September 30, 2008. Deposit growth, especially certificates of deposit, benefited from the opening of four new branches in 2008 and the opening of RomAsia Bank in late June 2008.

Investments (Including Mortgage-Backed Securities)

The investment portfolio increased $113.0 million to $402.0 million at September 30, 2008 compared to $289.0 at December 31, 2007. Securities available for sale increased $4.5 million to $21.7 million at September 30, 2008 compared to $17.2 million at December 31, 2007 primarily due to investments made by RomAsia Bank. Investments held to maturity decreased $50.6.million to $77.1 million at September 30, 2008 compared to $127.7 million at December 31, 2007. Mortgage-backed securities increased $159.0 million to $303.1 million at September 30, 2008 compared to $144.1 million at December 31, 2007. The decrease in investments held to maturity was primarily due to principal payments and maturities and calls that were reinvested in securities other than investments held to maturity. A majority of the funds from maturities and calls were invested in mortgage-backed securities. Approximately $40.0 million of mortgage backed securities were purchased under a qualified repurchase agreement in late August 2008.

Loans

Net loans increased by $35.4 million to $494.3 million at September 30, 2008 compared to $458.9 million at December 31, 2007. Commercial and multi-family real estate mortgages increased $36.1 million to $116.6 million at September 30, 2008 compared to $80.5 million at December 31, 2007. Gross construction loans decreased $10.6 million to $26.5 million at September 30, 2008 compared to $37.1 million at September 30, 2007. The net effect of the increase after adjusting for loans in process was $12.6 million. Residential loan demand has remained soft and behind the pace of the comparable periods, prompting a repeat of our March mortgage promotion program which was successful last year. Commercial loan demand has slowed and remains highly influenced by intense rate competition.

Other Assets

All other assets, including cash and cash equivalents, decreased by $21.3 million from December 31, 2007 to September 30, 2008. This decrease primarily consisted of a $34.4 million decrease in cash and cash equivalents, increases in premises and equipment and real estate owned via equity investment which increased a combined $10.8 million to $44.0 million at September 30, 2008, compared to $33.2 million at December 31, 2007. The increase in premises and equipment was related to the construction of four branches in January, May and September 2008, and one branch which will open in October 2008, the purchase of a building which is leased to RomAsia Bank, and the $4.1 million of real estate owned related to an equity investment in the LLC.

Borrowed Money

The $1.5 million decrease in advances from the Federal Home Loan Bank of New York (FHLBNY) during the nine months ended September 30, 2008 reflects scheduled principal payments. At September 30, 2008, the outstanding FHLBNY balance was $27.4 million compared to $28.9 million at December 31, 2007. During August of 2008 the Bank entered into a qualifying repurchase agreement which is treated as financing in the consolidating statements of financial condition.

Other Liabilities

Other liabilities increased $6.9 million to $12.9 million at September 30, 2008. The net increase was primarily due to $6.0 million in investment security purchase commitments at RomAsia Bank which had not settled at September 30, 2008.

Stockholders’ Equity

Stockholders’ equity increased $779 thousand to $219.1 million at September 30, 2008, compared to $218.3 million at December 31, 2007. The net increase was primarily caused by net income of $3.4 million and the release of ESOP shares of $600 thousand, which offset decreases caused by $1.1 million of stock repurchases, $1.9 million of dividends, $330 thousand in pension costs and the adoption of EITF 06-4, stock compensation of $323 thousand, and $194 thousand in unrealized losses on securities available for sale.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

General

Net income decreased $895 thousand to $1.0 million for the quarter ended September 30, 2008, compared to $1.9 million in the prior year period. The decrease was primarily due to an increase of $383 thousand in interest expense, and an increase of $1.4 million in non-interest expense. These increases in expenses were offset by higher interest income of $382 thousand, an increase of $221 thousand in non-interest income, and a reduction in the provision for income taxes of $360 thousand.

Interest Income

Interest income increased $382 thousand to $12.0 million for the three months ended September 30, 2008 compared to $11.6 million for the prior year period. Interest income from loans decreased $52 thousand to $7.0 million for the three months ended September 30, 2008. Interest income from residential mortgage loans increased $132 thousand over the comparable quarters ended September 30, 2008 and 2007, while interest income from equity loans decreased $113 thousand. The weighted average interest rates for mortgage and equity loans at September 30, 2008 were 5.76% and 5.92%, respectively, compared to 5.75% and 6.26%, respectively, in the prior year. Interest income from commercial and multifamily mortgage loans and commercial loans decreased $69 thousand from period to period. The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 6.37% at September 30, 2008 and 7.57% at September 30, 2007. The reduction in the prime rate impacted interest income on commercial adjustable rate loans and variable home equity lines of credit.

Interest income from mortgage-backed securities increased $1.6 million over the comparable quarter in 2007. The majority of the increase in the mortgage-backed securities portfolio from September 30, 2007 to September 30, 2008 occurred in late February, March and April. Interest income from investments held to maturity decreased $1.1 million for the quarter ended September 30, 2008 as compared to September 30, 2007. This decrease was primarily due to the decrease in the investments held to maturity portfolio of $86.3 million over the twelve months ended September 30, 2008. Interest income on securities available for sale decreased $24 thousand from period to period. Interest income from other interest earning assets decreased $77 thousand for the three months ended September 30, 2008,compared to the same period in 2007. This decrease was primarily due to the decrease in the average balance of overnight funds, and a significant decrease in overnight rates during the comparable periods.

Interest Expense

Interest expense increased $383 thousand for the three month period ended September 30, 2008 to $4.8 million compared to $4.5 for the three months ended September 30, 2007. The increase was primarily due to interest paid on borrowed money. Interest paid on deposits increased $18 thousand for the three months ended September 30, 2008 from the same three month period in the prior year. Total deposits increased $93.9 million over the twelve month period ended September 30, 2008, and a larger percent of the total deposit mix was in higher yielding certificates of deposit. The effect on interest expense of these changes was offset by a lower weighted average interest rate. The weighted average interest rate on deposits decreased 43 basis points between September 30, 2007 and September 30, 2008 to 2.36%. Interest expense on borrowed money increased $365 thousand for the three months ended September 30, 2008 from the same three month period in the prior year, primarily, because of the $23.0 million borrowed from the FHLB in October 2007 at 3.90% and the $40.0 million qualified repurchase agreement in August 2008.

Provision for Loan Losses

The loan loss provision for the three months ended September 30, 2008 increased $19 thousand to $160 thousand compared to the prior year. The increase was the result of the increase in the loan portfolio balance. Non-performing loans increased $2.0 million to $8.9 million at September 30, 2008 compared to $6.9 million at December 31, 2007, and increased $0.8 million from June 30, 2008. These loans remain well collateralized and no material losses are anticipated.

Non-Interest Income

Non-interest income increased $221 thousand to $1.2 million for the three months ended September 30, 2008, compared to $0.9 million for the three months ended September 30, 2007. The net increase was chiefly derived from fees and service charges on loans which increased $88 thousand in the current quarter over the prior year quarter due to increased late charges and prepayment penalties, a increase in fees and service charges on deposits of $153 thousand primarily related to NSF fees, an increase in bank owned life insurance income of $18 thousand, reflective of the purchase of $2.0 million additional insurance in August 2007, and an increase in gains on sales of investments and fixed assets of $30 thousand. Decreases in commissions on sales of title policies and other miscellaneous non-interest income lowered non-interest income. The increase in NSF fees was primarily due to increased core deposits from period to period.

Non-Interest Expense

Non-interest expense increased $1.5 million to $6.4 million for the three months ended September 30, 2008, compared to $4.9 million for the three months ended September 30, 2007. Salaries and employee benefits increased $731 thousand to $3.7 million for the three months ended September 30, 2008, compared to the same period in the prior year. This increase represents an increase in salaries and related benefits associated with the four new branches opened in 2008 of approximately $160 thousand, RomAsia salary and benefit expenses of approximately $262 thousand, stock-based compensation expense of $303 thousand, and annual salary adjustments. Net occupancy expense of premises increased $207 thousand for the three month period ended September 30, 2008. The increase is primarily related to the costs for two branches opened in January 2008 and one branch in May 2008, and one branch in September 2008 and the property leased by RomAsia. Equipment costs increased $158 thousand to $604 thousand for the three months ended September 30, 2008. This increase was primarily related to the costs for the four new branches and $124 thousand of costs related to RomAsia. Other non-interest expenses increased $339 thousand to $1.4 million for the three months ended September 30, 2008, compared to $1.0 million for the same period in the prior year. This increase was primarily due to increases in supplies, and increases in legal fees and other costs for RomAsia of approximately $101 thousand.

Provision for Income Taxes

Income tax expense decreased by $360 thousand to $765 thousand for the three months ended September 30, 2008 compared to $1.1 million for the three months ended September 30, 2007. The Company pays a state tax rate of 3.6% on the taxable income of the Investment Co and 9.0% on the taxable income of the other entities.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

General

Net income decreased $2.2 million to $3.4 million for the nine months ended September 30, 2008, compared to $5.6 million for the prior year period. The decrease was primarily due to an increase of $1.6 million in interest expense and an increase of $3.3 million in non-interest expense. These increases in expenses were offset by an increase in interest income of $1.0 million, an increase of $353 thousand in non-interest income, and a decrease in the provision for income taxes of $1.3 million.

Interest Income

Interest income increased by $1.0 million to $35.2 million for the nine months ended September 30, 2008 compared to $34.2 million for the prior year period. Interest income from loans increased $865 thousand to $21.4 million for the nine months ended September 30, 2008. Interest income from residential mortgage loans increased $464 thousand in the nine months ended September 30, 2008 as compared to the nine month period ended September 30, 2007, while interest income from home equity loans decreased approximately $164 thousand. The weighted average interest rates for mortgage and equity loans at September 30, 2008 were 5.76% and 5.92%, respectively, compared to 5.75% and 6.26%, respectively, in the prior year. Interest income from commercial and multifamily mortgage loans and commercial loans increased $595 thousand from year to year. The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 6.37% at September 30, 2008 and 7.75% at September 30, 2007. As mentioned previously, adjustable rate commercial and consumer loans were impacted by the reduction in the prime rate during the current nine month period.

Interest income from mortgage-backed securities increased $3.0 million over the comparable nine month period in 2007. The majority of the increase in the mortgage-backed securities portfolio from September 30, 2007 to September 30, 2008 occurred in late February, March and April of 2008. Interest income from investments held to maturity decreased $2.8 million for the quarter ended September 30, 2008 as compared to September 30, 2007. This decrease was primarily due to the decrease in the investments held to maturity portfolio from September 2007 to September 2008 of $86.3 million. Interest income on securities available for sale increased $65 thousand from year to year. Interest income on other interest earning assets decreased $91 thousand for the nine months ended September 30, 2008, compared to the same period in 2007. This decrease was primarily due to the decrease in the average balance of overnight funds from year to year, and by a significant decrease in overnight rates during the year.

Interest Expense

Interest expense increased $1.6 million for the nine month period ended September 30, 2008 to $14.5 million, compared to $12.9 for the nine months ended September 30, 2007. The increase was primarily due to a $783 thousand increase in interest paid on deposits. This increase was a result of an increase in total deposits from September 2007 to September 2008 of $93.9 million, a larger percent of the total deposit mix in higher yielding certificates of deposit, offset by a slightly lower weighted average interest rate. The weighted average interest rate on deposits decreased 43 basis points between September 30, 2007 and September 30, 2008 to 2.36%. Interest expense on borrowed money increased $770 thousand for the nine months ended September 30, 2008 from the same nine month period in the prior year primarily because of the $23.0 million borrowed from the FHLBNY in October 2007 at 3.90% and the $40.0 million financing under a qualified repurchase agreement in August of 2008.

Provision for Loan Losses

The loan loss provision for the nine months ended September 30, 2008 increased $153 thousand to $520 thousand compared to the comparable prior year period. The increase was the result of creating a specific reserve for a commercial loan customer’s overdrawn checking account, which is in effect an unsecured loan. The Company believes the amount will be repaid when the customer’s cash flow improves. Non-performing loans increased $2.0 million to $8.9 million at September 30, 2008 compared to $6.9 million at December 31, 2007, and increased $.8 million from June 30, 2008. These loans remain well collateralized and no material losses are anticipated.

Non-Interest Income

Non-interest income increased $353 thousand to $3.2 million for the nine months ended September 30, 2008, compared to $2.9 million for the nine months ended September 30, 2007. The net increase was chiefly derived from fees and service charges on loans which increased $238 thousand from period to period primarily due to increased late charges and prepayment penalties, an increase of $128 thousand in fees and service charges on deposits primarily due to an increase in NSF fees, an increase in bank owned life insurance income of $88 thousand, reflective of the purchase of $2.0 million additional insurance in August 2007, and an increase in ATM fees of $60 thousand. Decreases in commissions on sales of title policies, and other miscellaneous non-interest income lowered non-interest income. The increase in NSF fees was primarily from the increase in core deposits from period to period.

Non-Interest Expense

Non-interest expense increased $3.3 million to $18.3 million for the nine months ended September 30, 2008, compared to $15.0 million for the nine months ended September 30, 2007. Salaries and employee benefits increased $1.8 million to $10.7 million for the nine months ended September 30, 2008 compared to the same period in the prior year. This increase represents an increase in salaries and related benefits of the four branches opened in 2008 of approximately $428 thousand, RomAsia salary and benefit expenses of approximately $475 thousand, and annual salary adjustments, and stock-based compensation expense of $323 thousand. Net occupancy of premises expense increased $480 thousand to $1.8 million for the nine month period ended September 30, 2008. The increase is primarily related to the costs for our four new branches opened in January 2008, May 2008, and September 2008 and the property being leased to RomAsia. Equipment costs increased $422 thousand to $1.7 million for the nine months ended September 30, 2008. This increase was primarily related to the costs for the four new branches and $126 thousand of costs related by RomAsia. Other non-interest expenses increased $554 thousand to $4.1 million for the nine months ended September 30, 2008, compared to $3.6 million for the same period in the prior year. This increase was primarily due to increases in data processing of $124 thousand, supplies of $96 thousand, telephone and postage of $55 thousand and other insurance of $60 thousand. Included in other non-interest expense is $261 thousand related to an increase in RomAsia expenses.

Provision for Income Taxes

Income tax expense decreased by $1.2 thousand to $1.9 million for the nine months ended September 30, 2008, compared to $3.1 million for the nine months ended September 30, 2007. The Company pays a state tax rate of 3.6% on the taxable income of the Investment Co and 9.0% on the taxable income of the other entities.

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

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS no. 162 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.”  Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on the Company’s financial position, results of operation or cash flows.

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

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “ Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements

In October 2008, the FASB issued FSP SFAS No. 157-3,“Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company’s assets and liabilities are monetary in nature. Consequently, the Company’s most significant form of market risk is interest rate risk. The Company’s assets, consisting primarily of mortgage loans, have generally longer maturities than the Company’s liabilities, consisting primarily of short-term deposits. As a result, a principal part of the Company’s business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended September 30, 2008.

Net Portfolio Value

The Company’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Company’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Company’s quarterly Thrift Financial Reports. The following table sets forth the Company’s NPV as of June 30, 2008, the most recent date the NPV was calculated by the OTS (in thousands):

Change In				NPV as Percent of Portfolio
Interest rates	NPV			Value of Assets
In Basis Points		Dollar	Percent	NPV	Change in
(Rate Shock)	Amount	Change	Change	Ratio	Basis Points

+300bp	$162,688	$(44,083)	-21%	18.19%	— 350 bp
+200bp	178,393	(28,379)	-14%	19.51%	— 219 bp
+100bp	193,514	(13,257)	-6%	20.71%	— 99 bp
+50bp	200,400	(6,331)	-3%	21.23%	-46 bp
0bp	206,771	—	0%	21.69%	—
-50bp	212,341	5,570	+3%	22.08%	+ 39 bp
-100bp	216,822	10,051	+5%	22.38%	+68 bp

Management of the Company believes that there has not been a material adverse change in the market risk during the three months ended September 30, 2008.

ITEM 4 – Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2008.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

There were no material pending legal proceedings at September 30, 2008 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – Risk Factors

Management does not believe there were any material changes to the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2007 during the most recent quarter.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c)

On August 1, 2008 the Company announced a five percent open market stock repurchase plan, equivalent to 419,786 shares, in open market, based on stock availability, price and the Company’s financial performance. As of September 30, 2008, 2,800 shares were repurchased under the current plan. The following table reports information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2008.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plan

August 1-31, 2008	-	-	-	419,786
September 1-30, 2008	2,800	14.75	2,800	416,986

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

ROMA FINANCIAL CORPORATION
(Registrant)

Date:	November 7, 2008	/s/ Peter A. Inverso
Peter A. Inverso
President and Chief Executive Officer

Date:	November 7, 2008	/s/ Sharon L. Lamont
Sharon L. Lamont
Chief Financial Officer