Form 10-K
period 2008-12-31
ROMA FINANCIAL CORP
filed 2009-03-09
CIK 1355823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2008

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to _______________________________

Commission File Number: 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of Registrant as specified in its Charter)

United States	51-0533946
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 223-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☒	NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES	☒	NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES	☒	NO

The aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant on June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $130.7 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders. (Part III)

PART I

Forward-Looking Statements

Roma Financial Corporation (the “Company” or “Registrant”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: The strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; market volatility; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Business

General

Roma Financial Corporation is a federally-chartered corporation organized in January 2005 for the purpose of acquiring all of the capital stock that Roma Bank issued in its mutual holding company reorganization. Roma Financial Corporation’s principal executive offices are located at 2300 Route 33, Robbinsville, New Jersey 08691 and its telephone number at that address is (609) 223-8300.

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

Roma Bank is a federally-chartered stock savings bank. It was originally founded in 1920 and received its federal charter in 1991. Roma Bank’s deposits are federally insured by the Deposit Insurance Fund as administered by the Federal Deposit Insurance Corporation. Roma Bank is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Office of Thrift Supervision also regulates Roma Financial Corporation, MHC and Roma Financial Corporation as savings and loan holding companies.

RomAsia Bank is a federally-chartered stock savings bank. It received all regulatory approvals and began operation on June 23, 2008. RomAsia Bank is regulated by the Office of Thrift Supervision. Roma Bank and RomAsia Bank are collectively referred to as (the “Banks”).

The Banks offer traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank operates from its main office in Robbinsville, New Jersey, and thirteen branch offices located in Mercer, Burlington and Ocean Counties, New Jersey. RomAsia Bank operates from one location in Monmouth Junction, New Jersey. As of December 31, 2008, the Banks had 179 full-time employees and 39 part-time employees. Roma Bank maintains a website at www.romabank.com.

Roma Financial Corporation conducted a minority stock offering during 2006 in which 30% of its outstanding stock was sold to the public in a subscription offering. The offering closed July 11, 2006 and the net proceeds from the offering were approximately $96.1 million (gross proceeds of $98.2 million for the issuance of 9,819,562 shares, less offering costs of approximately $2.1 million). The Company also issued 22,584,995 shares to Roma Financial Corporation, MHC and 327,318 shares to the Roma Bank Community Foundation, Inc., resulting in a total of 32,731,875 shares issued and outstanding after the completion of the offering. A portion of the proceeds were loaned to the Roma Bank Employee Stock Ownership Plan (ESOP) to purchase 811,750 shares of the Company’s stock at a cost of $8.1 million.

Throughout this document, references to “we,” “us,” or “our” refer to the Banks or Company, or both, as the context indicates.

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

Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, and credit unions located in our primary market area. We also compete with mortgage banking and finance companies for real estate loans and with commercial banks and savings institutions for consumer and commercial loans, and we face competition for funds from investment products such as mutual funds, short-term money funds and corporate and government securities. There are large competitors operating throughout our total market area, and we also face strong competition from other community-based financial institutions. Approximately ten other institutions operate in the Bank’s market area, with asset sizes ranging from $150 million to $50+ billion.

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

Loan Portfolio Composition. The following table analyzes the composition of our loan portfolio by loan category at the dates indicated. Except as set forth below, there were no concentrations of loans exceeding 10% of total loans.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:

Real estate mortgage - one-to-four family	$230,956	43.63%	$219,900	46.52%	$207,755	48.31%	$191,634	49.45%	$201,385	58.95%
Real estate mortgage - multi-family and commercial	128,990	24.47	80,537	17.04	65,848	15.31	53,614	13.84	42,435	12.42
Commercial business	5,762	1.09	3,918	0.83	3,724	0.87	2,351	0.61	1,635	0.48
Consumer:
Home equity and second mortgage	133,855	25.89	130,085	27.52	127,450	29.63	118,318	30.53	86,772	25.40
Passbook, certificate, overdraft	881	0.17	1,103	0.24	1,314	0.30	1,071	0.28	1,410	0.41
Auto	62	—	24	—	33	0.01	41	0.01	49	0.02
Other	—	—	—	—	—	—	465	0.12	503	0.15
Total consumer loans	134,798	25.45	131,212	27.76	128,797	29.94	119,895	30.94	88,734	25.98
Construction	28,899	5.46	37,119	7.85	23,956	5.57	20,020	5.16	7,423	2.17
Total loans	529,405	100.00%	472,686	100.00%	430,080	100.00%	387,514	100.00%	341,612	100.00%
Less:
Construction loans in process	6,543		12,037		8,353		7,659		5,151
Allowance for loan losses	2,223		1,602		1,169		878		750
Deferred loan (costs) and fees, net	233		174		176		269		461
	8,999		13,813		9,698		8,806		6,362
Loans receivable, net	$520,406		$458,873		$420,382		$378,708		$335,250

            Loan Maturity Schedule. The following tables set forth the maturity of our loan portfolio at December 31, 2008. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. Loans are stated in the following tables at contractual maturity and actual maturities could differ due to prepayments.

	Real estate mortgage – one-to-four family	Real estate Mortgage - Multi-family and commercial	Commercial business	Home equity and second mortgage loans	Passbook or certificate	Auto	Construction	Total
	(Dollars in thousands)
Amounts Due:
Within 1 Year	$257	$24,041	$2,820	$863	$881	$—	$28,899	$57,761
After 1 year:
1 to 3 years	279	2,222	860	3,284	—	15	—	6,660
3 to 5 years	3,283	18,369	472	6,953	—	47	—	29,124
5 to 10 years	34,765	14,861	1,063	25,069	—	—	—	75,758
10 to 15 years	26,592	9,976	85	34,080	—	—	—	70,733
Over 15 years	165,780	59,521	462	63,606	—	—	—	289,369

Total due after one year	230,699	104,949	2,942	132,992	—	62	—	471,644
Total amount due	$230,956	$128,990	$5,762	$133,855	$881	$62	$28,899	$529,405

The following table sets forth the amount of all loans at December 31, 2008 that are due one year or more after December 31, 2008.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real estate mortgage - one-to-four family	$206,739	$23,960	$230,699
Real estate mortgage - multi-family and commercial	41,679	63,270	104,949
Commercial business	2,254	688	2,942
Construction	—	—	—
Consumer:
Home equity and second mortgage loans	102,028	30,964	132,992
Auto	62	—	62
Total	$352,762	$118,882	$471,644

Residential Mortgage Lending. Our primary lending activity consists of the origination of one- to four-family first mortgage loans. Fixed rate, conventional mortgage loans are offered by the Banks with repayments terms ranging from 10 years up to 40 years. One, three, five, seven and ten year adjustable rate mortgages, or ARMs, are offered with up to 30 year terms at rates based upon the one year U.S. Treasury Bill rate plus a margin. After the initial one, three, five, seven or ten year term, the Banks’ ARMs reset on an annual basis and, with the exception of the seven year ARM, have two percent annual increase caps and six percent lifetime adjustment caps. The seven year product has an initial first adjustment cap of five percent (two percent thereafter) and a lifetime adjustment cap of six percent. There are no floors on the rate adjustments.

The Banks offer applicants the opportunity to “buy-down” mortgage loan interest rates by remitting one to three discount points for conventional loans and one point for ARMs. Borrowers may also accelerate the repayment of their loans by taking advantage of a bi-weekly payment program.

Substantially all residential mortgages include “due on sale” clauses, which are provisions giving the Banks the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing one- to four-family residential loans are made by state certified or licensed independent appraisers and are performed in accordance with applicable regulations and policies. The Banks require title insurance policies on all first mortgage real estate loans originated. Homeowners, liability, fire and, if applicable, flood insurance policies are also required.

One- to four-family first mortgage loans in excess of 80% loan-to-value for single family or detached residences and 75% on condominium units require private mortgage insurance. The Bank will originate residential mortgage loans up to a maximum of 95% loan-to-value.

All of the Banks’ residential mortgage loan products are available to finance any owner occupied, primary or secondary (e.g., vacation homes), one- to four-family residential dwelling. Loans for non-owner occupied one- to four-family residences are originated in accordance with the Banks’ commercial real estate lending policies as investment properties and are included under the commercial real estate category in the loan tables set forth herein.

We do not offer interest-only loan products because of our concern about the credit risks associated with these products. The Banks have never been involved in any type of subprime lending. We are currently exploring other mortgage products, including reverse mortgages as either a “for fee” originator or as a portfolio lender. We may also seek to develop new delivery channels such as maintaining a presence in the sales office of local residential builders/developers.

Consumer Lending. The Banks offer fixed rate home equity loans and variable rate, revolving home equity lines of credit, each with a $10 thousand minimum and a $500 thousand maximum loan amount. Loan requests in excess of $500 thousand are considered on a case-by-case basis. There are no fees, points or closing costs associated with the application or closing of an equity loan or line of credit. All equity financing is secured by owner occupied, primary or secondary, one- to four-family residential property. Underwriting standards establish a maximum loan-to-value ratio of 75% for single family or detached residences and 75% for condominium units. Home equity loan appraisals may be done by automated appraisal valuation models for loans with a 60% or less loan-to-value ratio.

Fixed rate home equity loans. Fixed rate home equity loans are offered with repayment terms up to twenty years and are incrementally priced at thresholds up to 60, 120, 180 and 240 months. Loan rates are reviewed weekly to ensure competitive market pricing. Underwriting guidelines prescribe a maximum debt-to-income ratio of forty percent; however the Banks may approve loans with higher debt ratios with the requirement for a risk premium of twenty-five to fifty basis points above the prevailing rate.

Variable rate, revolving home equity lines of credit. The Banks’ home equity lines of credit are generally among the most competitive in the market area. Lines of credit are priced at the highest published Wall Street Journal Prime Interest Rate minus one-half of one percent, adjusted monthly with a rate ceiling of eighteen percent. Repayment terms are based upon a twenty year amortization, requiring monthly payments equivalent to 1/240th of the outstanding principal balance (or $100, whichever is greater) plus accrued interest on the unpaid balance for the billing cycle.

If the account is paid-off and closed via cancellation of the mortgage lien then an early termination fee of $300 is charged if closed during the first twelve billing cycles, or $200 if closed during the first twenty-four billing cycles. There is no termination fee after twenty-four billing cycles.

Account loans. The Banks grant loans to bank customers collateralized by deposits in specific types of savings/time deposit accounts. Money market deposit passbook accounts are not eligible for account loans. A ninety percent advance rate is provided at pricing three percent above the interest rate paid on the collateral account.

Consumer lending is generally considered to involve a higher degree of credit risk than residential mortgage lending. All consumer loans are secured with either a first or second lien position on owner occupied real estate. Account loans are fully secured. Consumer loan repayment is dependent on the borrower’s continuing financial stability and can be adversely affected by job loss, divorce, illness or personal bankruptcy. The application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

Commercial Lending. Though Roma Bank has historically made loans to businesses and not-for-profit organizations, it formalized its commercial lending activities in 2003 with the establishment of a Commercial Loan Department.

The majority of commercial loans approved and funded are commercial real estate loans for acquisition or refinancing of commercial properties. The Banks also offer a full menu of non-mortgage commercial loan products, tailored to serve customer needs, as follows:

•	lines of credit to finance short term working capital needs;
•	small business revolving lines of credit;
•	equipment acquisition lines of credit convertible to term financing;
•	short term time notes;
•	term financing to finance capital acquisitions; and
•	business vehicle financing.

We typically require personal guarantees on all commercial loans. Values are established by conforming real estate appraisals. The Banks’ guidelines for commercial real estate collateral are currently as follows:

Collateral	Maximum Loan-to-Value	Maximum Amortization

1-4 family residential (investment)	75%	25 years

Multi-family (5+ units)	75%	25 years

Commercial real estate (owner occupied)	80%	25 years

Commercial real estate (non-owner occupied)	75%	25 years

Current advance rates for other forms of collateral include the following:

Collateral	Maximum Loan-to-Value

Commercial equipment	80% of invoice

Owned equipment	60% depreciated book value

Accounts receivable	70% of eligible receivables

Inventory (including work-in-process)	50% of cost

Liquid collateral	publicly traded marketable securities, 70% U.S. Government securities, 90%

The pricing for fixed rate commercial real estate mortgage loans provides for rate adjustments after an initial term (generally five years), and at each anniversary thereafter, based on a margin plus the Banks’ base rate (Wall Street Journal Prime).

The variable rate loans are indexed to various indexes including Wall Street Journal Prime, the FHLB rate or LIBOR.

Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial loans, therefore, have greater credit risk than residential mortgage or consumer loans. In addition, commercial loans generally result in larger balances to single borrowers, or related groups of borrowers, than one- to four-family loans. Commercial lending also generally requires substantially greater evaluation and oversight efforts.

Construction Lending. We originate construction loans for residential and commercial land acquisition and development, including loans to builders and developers to construct one- to four-family residences on undeveloped real estate, apartment buildings, and retail, office, warehouse and industrial or other commercial space. Disbursements are made in accordance with an inspection report by an architect, or, in the case of construction loans up to $500 thousand, an inspection report by an approved appraiser or Bank personnel. Our construction lending includes loans for construction or major renovations or improvements of borrower-occupied residences, however, the majority of this portfolio is commercial in nature.

The Banks’ guidelines for construction lending are currently as follows:

Collateral	Maximum Loan-to-Value	Maximum Amortization

Land	50% - unimproved 60% - with all municipal approvals 60% - improved	1 year, with two 6-month extensions 1 year, with two 6-month extensions 1 year, with two six -month extensions

Residential & commercial construction	75% (or 85% of cost)	1 year, with two 6-month extensions

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

Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500 thousand or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of December 31, 2008, Roma Bank’s loans to one borrower legal limit was $27.7 million. However, the Roma Bank has set an internal limit of $5.0 million for the origination of loans to one borrower with authority to exceed this internal limit vested in the Board of Directors.

Loans that exceed or approach the internal loan to one borrower limit are reviewed by the Board of Directors before being approved. For commercial loans, Roma Bank’s Commercial Loan Policy requires Board approval for loans in excess of $5.0 million. Prior to presentation to the Board, the loan request is underwritten in accordance with policy and presented to the Officers’ Commercial Loan Committee for its consideration and recommendation to the Board for approval. The Board’s determination to grant a credit in excess of the $5.0 million internal limit is based upon thorough underwriting which must clearly demonstrate repayment ability and collateral adequacy. Additionally, these loans are approved only if the loan can be originated on terms which suit the needs of the borrower without exposing the Banks to unacceptable credit risk and interest rate risk.

At December 31, 2008, Roma Bank’s largest single borrower had an aggregate loan balance of approximately $9.2 million, secured by commercial real estate. Our second largest single borrower had an aggregate loan balance of approximately $7.4 million, secured by commercial real estate. Our third largest borrower had in aggregate a loan of $5.7 million comprised of commercial real estate loans, construction loans and residential mortgages. At December 31, 2008, the loans of these three borrowers were current and performing in accordance with the terms of their loan agreements.

Loan Originations, Purchases, Sales, Solicitation and Processing. The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Loan originations:
Real estate mortgage - one-to-four family	$34,699	$33,562	$37,882
Real estate mortgage - multi-family and commercial	58,937	26,726	17,991
Commercial business	2,911	972	1,340
Construction	28,088	23,611	12,997
Consumer:
Home equity loans and second mortgage	42,066	39,988	41,389
Passbook or certificate	494	656	2,050
Other	—	—	900
Total loan originations	164,062	125,515	114,549
Loan purchases	—	—	—
Loans sold (mortgage loans)	4,065	409	823
Loan principal repayments	100,917	86,184	71,854
Total loans sold and principal repayments	104,982	86,593	72,677
Increase (decrease) due to other items	—	—	—
Net increase in loan portfolio	$62,213	$38,922	$41,872

Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals and “walk-in” customers. Our residential loan originations are largely reputational and advertisement driven.

It is the policy of the Banks to adhere to the residential mortgage underwriting standards of the Mortgage Partnership Finance Program of the Federal Home Loan Bank of New York, as well the standards of Fannie Mae and Freddie Mac. The Banks’ intentions are to sell thirty year fixed rate mortgages that qualify for sale to the secondary mortgage market in order to lessen its interest rate risk.

In November 2003, Roma Bank entered into an Agreement with the Federal Home Loan Bank of New York to sell residential mortgages as a participating institution in its Mortgage Partnership Finance Program. Roma Bank agreed to deliver loans under a $5.0 million Master Commitment which was subsequently increased in 2006 to $10.0 million and $15.0 million in 2008. Sales commenced in 2004 and, through December 31, 2008, $12.6 million in loans had been delivered to the MPF program. In addition to an origination premium, the Bank also realizes income from these sales from credit enhancement fees and loan servicing income.

Aside from participations, the Banks did not purchase loans from any third parties in the three years ended December 31, 2008. At December 31, 2008, the total outstanding balance of loan participations purchased was $8.8 million, representing participations in commercial construction loans with area banks and thrifts.

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

Commercial lending approval authority is as follows: up to $750 thousand, any two of the following: a commercial loan officer and either the senior vice president of lending, or the president or the executive vice president; over $750 thousand and up to $1.5 million, any two of the following: a commercial loan officer or the senior vice president of lending and the president or the executive vice president; over $1.5 million and up to $5.0 million, the loan committee; and over $5.0 million and up to 10% of the total assets of the Banks, the Board of Directors.

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

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial write down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2008, we held one residential property in real estate owned at $68 thousand.

Loans are reviewed on a regular basis and are placed on non-accrual status when they are more than ninety days delinquent, with the exception of a passbook loan, the outstanding balance of which is collected from the related passbook account along with accrued interest and a penalty when the loan is 120 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At December 31, 2008, we had approximately $10.3 million of loans that were held on a non-accrual basis.

Non-Performing Assets. The following table provides information regarding our non-performing loans. As of each of the dates indicated, we did not have any troubled debt restructurings or accruing loans which are contractually past due 90 days or more. As of each of the dates indicated, we did not have any non-performing assets other than the loans included in the table below. At December 31, 2008, the allowance for loan losses totaled $2.2 million, non-performing loans totaled $10.3 million, and the ratio of allowance for loan losses to non-performing loans was 21.4%. Management believes that the non-performing loans are well secured and any losses are not expected to be material. The loans that remain in the non-performing status are to eighteen borrowers, 92.2% of which are commercial loans and the remaining are one- to -four family and consumer loans. The commercial loans are secured as follows: $4.4 million secured by commercial rental real estate; $4.1 million commercial construction loans secured by real estate; $.6 million to a non-profit organization, secured by real estate; and, $.4 million secured by other assets or unsecured.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Loans accounted for on a non-accrual basis:
Real estate mortgage - one-to-four family	$754	$406	$362	$563	$650

Home equity and second mortgage loans	44	—	1	91	137

Real estate multi-family and commercial	9,510	6,483	—	—	—

Total	10,308	6,889	363	654	787

Total non-performing loans	10,308	6,889	363	654	787

Real estate owned	68	—	—	—	—

Total non-performing assets	$10,376	$6,889	$363	$654	$787

Total non-performing loans to total loans	1.98%	1.46%	0.08%	0.17%	0.23%

Total non-performing loans to total assets	0.96%	0.76%	0.04%	0.08%	0.11%

Total non-performing assets to total assets	0.96%	0.76%	0.04%	0.08%	0.11%

During the year ended December 31, 2008, gross interest income of $798 thousand would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $167 thousand of interest on such loans was included in income for the year ended December 31, 2008.

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

An asset is considered “substandard” if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Banks will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets, or portions thereof, classified as “loss” are considered uncollectible and of so little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Banks to a sufficient degree of risk to warrant classification in one of the aforementioned categories but which have credit deficiencies or potential weaknesses are required to be designated “special mention” by management.

Management’s classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. An independent loan review firm performs periodic reviews of our commercial loan portfolios, including the verification of commercial loan risk ratings. Any disagreements in risk rating assessments require mutual consent as to the final risk rating.

The following table discloses the classification of assets and designation of certain loans as special mention as of the dates indicated. At each date, all of the classified assets and special mention designated assets were loans.

	At December 31,
	2008	2007	2006
	(In thousands)

Special Mention	$661	$5,886	$1,717
Substandard	12,043	6,098	49
Doubtful	—	—	—
Loss	—	—	—
Total	$12,704	$11,984	$1,766

At December 31, 2008, none of the loans classified as “special mention” and $9.9 million of the loans classified as “substandard” are also classified as non-performing assets. The special mention and substandard loans not categorized as non-performing are primarily secured by real estate and consist of $2.2 million of commercial loans and $.6 million of residential and consumer loans.

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

In order to comprehensively address periodic provisioning and the resultant ALLL, the Banks utilize a multidisciplinary approach to ALLL determination. That approach considers each of the following factors: historical realized losses in the credit portfolio; delinquency trends currently experienced in the current portfolio; internal risk rating system that assigns a risk factor, and therefore, specific reserve to every outstanding credit exposure; external independent assessment of the adequacy of the ALLL and the entire credit management function; and current and anticipated economic conditions that could affect borrowers’ ability to continually meet their contractual repayment obligations.

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

Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment. In recent years, our charge-offs have been low, with none charged off in 2005, 2006, and $59 thousand in 2007, and $113 thousand in 2008. Therefore, our provisions for loan losses have been reflective of other factors, including economic conditions, annual growth of the total loan portfolio of 13%, 11%, 10% and 12% in 2005, 2006, 2007 and 2008, respectively, as well as the increasing percentage of multi-family and commercial real estate and commercial loans relative to total loans, which rose from 14.45% at December 31, 2005 to 16.18% at December 31, 2006, 17.87% at December 31, 2007, and 25.45% at December 31, 2008. Higher provisions in 2006, 2007, and 2008, relative to 2005, reflected the higher amounts of loans classified as “special mention” and in 2008, as “substandard”.

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

The following table sets forth information with respect to our allowance for loan losses at the dates indicated.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Allowance balance (at beginning of period)	$1,602	$1,169	$878	$750	$702
Provision for loan losses	787	492	291	128	48
Charge-offs:
Passbook, certificate, overdraft	(181)	59	—	—	—
Total charge-offs	(181)	59	—	—	—
Recoveries	15	—	—	—	—
Net (charge-offs) recoveries	(166)	(59)	—	—	—
Allowance balance (at end of period)	$2,223	$1,602	$1,169	$878	$750

Total loans outstanding	$529,405	$472,686	$430,080	$387,514	$341,612
Average loans outstanding	$482,557	$438,187	$400,486	$349,758	$318,154
Allowance for loan losses as a percent of total loans outstanding	0.42%	0.34%	0.27%	0.23%	0.22%
Net loans charged off as a percent of average loans outstanding	0.03%	0.01%	—%	—%	—%
Allowance for loan losses to non-performing loans	21.42%	23.25%	322.04%	134.25%	95.30%

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

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent Of Loans To Total Loans
	(Dollars in thousands)
At end of period allocated to:
Real estate mortgage - One-to-four family.	$209	43.63%	$231	46.52%	$238	48.31%	$435	49.45%	$442	58.95%
Real estate mortgage - Multi-family and Commercial	1,601	24.37	1,089	17.04	746	15.31	122	13.84	93	12.42
Commercial business	72	1.09	34	0.83	5	0.87	5	0.61	4	0.48
Consumer:
Home equity and second mortgage loans	119	25.89	137	27.52	133	29.63	268	30.53	191	25.40
Passbook, certificate, overdraft	14	0.17	6	0.24	32	0.30	2	0.28	3	0.41
Auto	—	—	—	—	—	0.01	—	0.01	—	0.02
Other	—	—	—	—	—	—	1	0.12	1	0.15
Construction	208	5.46	105	7.85	15	5.57	45	5.16	16	2.17
Total allowance	$2,223	100.00%	$1,602	100.00%	$1,169	100.00%	$878	100.00%	$750	100.00%

Securities Portfolio

General. Our deposits have traditionally exceeded our loan originations, and we have invested these excess deposits primarily in mortgage-backed securities and investment securities.

Our investment policy is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, pledging requirements, investment quality, marketability and performance objectives. The Banks’ investment policy specifies the responsibility for the investment portfolio, asset/liability management and liquidity management and establishes an oversight Investment Committee. The Investment Committee, which is comprised of at least one Board member and the members of management responsible for investment decisions and accountability, meets quarterly to review the portfolio and performance risks and future purchasing strategies. The investment officer is authorized to purchase securities to the limit of $5.0 million per trade per issue with the prior approval of the president, executive vice president or Investment Vommittee.

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

Federally chartered savings banks have the authority to invest in various types of liquid assets. The investments authorized under the Banks’ investment policy include U.S. government and government agency obligations, municipal securities (consisting of bond obligations of state and local governments), mortgage-backed securities, collateralized mortgage obligations and corporate bonds. On a short-term basis, our investment policy authorizes investment in federal funds, certificates of deposits and money market investments with insured institutions and with brokerage firms.

Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that securities be categorized as “held to maturity,” “trading securities” or “available-for-sale,” based on management’s intent as to the ultimate disposition of each security. Statement No. 115 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

We do not currently use or maintain a trading account. Securities not classified as “held to maturity” are classified as “available-for-sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

At December 31, 2008, our securities portfolio did not contain securities of any issuer, other than the U.S. government or its agencies, having an aggregate book value in excess of 10% of our equity. We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk. Further, we do not purchase securities which are not rated investment grade.

Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. At December 31, 2008, we had $61.0 million of callable securities, net of premiums and discounts, in our portfolio. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

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

The mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of private corporate issuers) to pool and repackage the participation interests in the form of securities, with investors receiving the principal and interest payments on the mortgages. Securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors. Privately issued non-government, corporate issuers’ securities typically offer rates above those paid on government agency issued or sponsored securities, but lack the guaranty of those agencies and are generally less liquid investments.

Mortgage-backed securities are pass-through securities typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed security thus approximates the life of the underlying mortgages. Mortgage-backed securities generally yield less than the mortgage loans underlying the securities. The characteristics of the underlying pool of mortgages,i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates.

Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into “tranches” or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. It is the Banks’ policy to buy mortgage-derivative products that have no more risk than the underlying mortgages. The Banks have reviewed their portfolio of mortgage-backed securities and believe they do not have any subprime exposure in this area.

The following table sets forth the carrying value of our securities portfolio at the dates indicated.

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Securities Available for Sale:

Mutual fund shares	$2,449	$2,375	$2,226	$2,154	$2,112

Equity securities	2,881	3,443	3,447	50	50

Corporate bond	955	—	—	—	—

Mortgage-backed securities issued by Freddie Mac	3,056	1,292	1,524	130	149

U.S. government obligations	2,809	—	1,979	2,961	981

Obligations of state and political subdivisions	4,790	10,128	10,155	10,219	10,251

Total securities available for sale	17,000	17,238	19,331	15,514	13,543

Investment Securities Held to Maturity:

U.S. government obligations	67,985	123,283	168,332	172,263	159,257

Obligations of states and political subdivisions	6,130	4,423	1,595	815	874

Total investment securities held to maturity	74,115	127,706	169,927	173,078	160,131

Mortgage-Backed Securities Held to Maturity:

Ginnie Mae	8,888	4,276	5,630	7,454	9,167

Freddie Mac	154,246	84,648	79,822	80,155	60,086

Fannie Mae	124,942	47,387	53,880	58,389	63,913

Collateralized mortgage obligations	13,802	7,788	5,148	4,103	5,140

Total mortgage-backed securities held to maturity	301,878	144,099	144,480	150,101	138,306

Total	$392,993	$289,043	$333,738	$338,693	$311,980

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at December 31, 2008. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2008
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

Mutual fund shares	$2,449	4.17%	$—	—	$—	—	$—	—	$2,449	4.17%	$2,449
Equity securities	2,881	—	—	—	—	—	—	—	2,881	—	2,881
Corporate bond	—	—	955	5.55%	—	—	—	—	955	5.55%	955
U.S. government obligations	—	—	6,004	4.28%	19,860	5.12%	44,990	5.68%	70,854	5.43%	70,915
Obligations of states and political subdivisions	—	—	801	4.20%	5,539	4.38%	4,580	4.17%	10,920	4.28%	10,766
Ginnie Mae	4	7.51%	47	6.50%	37	4.89%	8,800	5.51%	8,888	5.51%	8,815
Freddie Mac	594	3.50%	4,051	5.27%	22,698	4.80%	129,959	5.16%	157,302	5.10%	161,097
Fannie Mae	42	1.84%	17,059	4.81%	11,139	4.85%	96,702	5.36%	124,942	5.23%	128,497
Collateralized Mortgage Obligations	—	—	—	—	8,391	4.97%	5,411	4.87%	13,802	4.93%	13,971
Total	$5,970	2.01%	$28,917	4.76%	$67,664	4.89%	$290,442	5.30%	$392,993	5.11%	$400,346

Sources of Funds

General. Deposits are the Banks’ major source of funds for lending and other investment purposes. In addition, we derive funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity and call of investment securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by pricing strategies and money market conditions. If required, borrowings (principally from the Federal Home Loan Bank) may be used to supplement the amount of funds for lending and funding daily operations. Borrowings may also be utilized as part of a leverage strategy in which the borrowings fund securities purchases.

Deposits. Our current deposit products include checking and savings accounts, certificates of deposit accounts ranging in terms from ninety-one days to seven years, and individual retirement accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

Deposits are obtained primarily from within New Jersey. Traditional methods of advertising are used, or may be used, to attract new customers and deposits, including radio, billboards, print media, direct mail and inserts included with customer statements. We do not currently utilize the services of deposit brokers. Premiums or incentives for opening accounts are sometimes offered, and we periodically select particular certificate of deposit maturities for promotion. The Banks have a tiered savings product that offers a beneficial interest rate related to predetermined tiered balance requirements. Customers that maintain a minimum balance requirement in the tiered account are not charged a monthly service fee for the savings account or for checking accounts and also receive overdraft protection, Visa check card and coin counting services.

The determination of deposit and certificate interest rates is based upon a number of factors, including: (1) need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors’ rates for similar products; (3) economic conditions; and (4) business plan projections. Interest rates are reviewed weekly at a meeting of the Asset Liability Committee which consists of senior management.

A large percentage of our deposits are in certificates of deposit, which totaled 57.0% of total average deposits at December 31, 2008. The inflow of certificates of deposit and the retention of such deposits upon maturity are significantly influenced by general interest rates and money market conditions, making certificates of deposit traditionally a more volatile source of funding than core deposits. Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period of time were not renewed. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings which could increase our cost of funds and negatively impact our interest rate spread and our financial condition. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. At December 31, 2008, $119.8 million, or 27.6%, of our certificates of deposit were “jumbo” certificates of $100 thousand or more.

The following tables set forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Year Ended December 31,
	2008			2007			2006
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)

Non-interest-bearing demand	$26,050	3.7%	0.00%	$23,781	3.8%	0.00%	$25,653	4.0%	0.00%
Interest-bearing demand	98,985	14.2	0.54	94,239	14.9	0.55	94,204	14.6	0.54
Money market demand	98,619	14.1	1.00	91,172	14.5	1.00	99,929	15.5	0.90
Savings and club	91,022	13.0	0.93	89,473	14.2	.87	108,435	16.8	0.75
Certificates of deposit	384,526	55.0	4.03	331,859	52.6	4.55	315,613	49.1	3.95

Total deposits	$699,202	100.00%	2.59%	$630,524	100.00%	2.75%	$643,834	100.0%	2.28%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2008	2007	2006
	(In thousands)

0.00-1.99%	$532	$1,252	$1,536

2.00-2.99%	95,911	3,568	20,655

3.00-3.99%	218,621	48,816	71,116

4.00-4.99%	108,263	240,815	172,509

5.00% and above	9,189	57,515	50,844

Total	$432,516	$351,966	$316,660

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2008.

	Amount Due
	Within 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years	Total
Interest Rate	(In thousands)

0.00-1.99%	$532	$—	$—	$—	$—	$—	$532

2.00-2.99%	93,359	2,553	—	—	—	—	95,912

3.00-3.99%	140,743	57,033	16,928	1,899	1,598	421	218,622

4.00-4.99%	75,798	28,020	1,354	1,312	1,595	182	108,261

5.00-5.99%	4,134	—	5,055	—	—	—	9,189

Total	$314,566	$87,606	$23,337	$3,211	$3,193	$603	$432,516

The following table shows the amount of certificates of deposit of $100 thousand or more by time remaining until maturity as of the dates indicated.

At December 31, 2008
(In thousands)
Maturity Period
Within three months	$31,512
Three through six months	18,947
Six through twelve months	29,529
Over twelve months	29,590
$119,578

Borrowings. To supplement deposits as a source of funds for lending or investment, Roma Bank may borrow funds in the form of advances from the Federal Home Loan Bank. At December 31, 2008, Roma Bank’s borrowing limit with the Federal Home Loan Bank was $164.1 million.

We traditionally have enjoyed cash flows from deposit activities that were sufficient to meet our day-to-day funding obligations and in the past only occasionally used our overnight line of credit or borrowing facility with the Federal Home Loan Bank. In the third quarter of 2005, however, we used our overnight line of credit at the Federal Home Loan Bank to meet daily operations and continued to use it on occasion during 2006 and 2007. In the fourth quarter of 2005, we took a five year advance from the Federal Home Loan Bank to meet the strong demand for loans. As of December 31, 2008, the outstanding balance of such five year advance totaled $3.9 million. This advance has a fixed interest rate of 4.49%.

In the fourth quarter of 2007, we took a ten year advance totaling $23.0 million at a fixed rate of 3.90%, callable at three years. Interest is paid quarterly. Approximately $8 million of the proceeds were used for the capital contribution to RomAsia Bank and the other $15 million of proceeds was invested in mortgage-backed securities.

In the third quarter of 2008 we entered into a securities sold under agreement to repurchase with Credit Suisse for $40.0 million, with a blended interest rate of 3.55%. We invested the proceeds into mortgage backed securities with average yields of 5.5%.

In late December 2008 we borrowed overnight funds from the FHLBNY and reinvested those in money market funds with higher yields on a day to day basis.

Short-term Federal Home Loan Bank advances generally have original maturities of less than one year. Advances from the Federal Home Loan Bank are typically secured by the Federal Home Loan Bank stock and by other assets, mainly securities which are obligations of, or guaranteed by, the U.S. government. Additional information regarding our borrowings is included under Note 12 to the consolidated financial statements.

Subsidiary Activity

Roma Financial Corporation has two direct subsidiaries, Roma Bank and RomAsia Bank. RomAsia Bank received all regulatory approvals and opened on June 23, 2008. As of December 31, 2008, the Company had invested $13.4 million in organizational capital out of total capital of $15.0 million, or 89.55%. At December 31, 2008 RomAsia Bank had total assets of $51.5 million.

Roma Bank has two wholly-owned subsidiaries: Roma Capital Investment Corporation, which was incorporated under New Jersey law in 2004 as an investment subsidiary, and General Abstract & Title Agency, a New Jersey corporation.

Roma Capital Investment Corporation is an investment subsidiary and its sole activity is to hold investment securities. Its total assets at December 31, 2008 were $266.6 million. Its net income for 2008 was $8.0 million.

General Abstract & Title Agency sells title insurance, performs title searches and provides real estate settlement and closing services. Its total assets at December 31, 2008 were $432 thousand. Its operating revenue for 2008 consisted of $1.0 million in premiums earned from the placement of title insurance and related title company services. Its net loss for 2008 was $48 thousand.

The Company’s consolidated statements also include a 50% interest in 84 Hopewell, LLC, a real estate investment which is consolidated according to the requirements of FASB Interpretation (“FIN”) No. 46(R). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Activities Restrictions. As a grandfathered unitary savings and loan holding company under the GLB Act, the Company is generally not subject to any restrictions on its business activities or those of its non-savings institution subsidiaries. However, if the Company were to fail to meet the Qualified Thrift Lender Test, then it would become subject to the activities restrictions of the Home Owners’ Loan Act applicable to multiple holding companies. See “Regulation of the Bank -- Qualified Thrift Lender Test.”

If the Company were to acquire control of another savings association, it would lose its grandfathered status under the GLB Act and its business activities would be restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, certain activities authorized for savings and loan holding companies as of March 5, 1987, and nonbanking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the “BHC Act”) or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of the Company unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the acquiring company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

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

Among other requirements, Title III of the USA Patriot Act imposes the following requirements with respect to financial institutions:

•          Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•           Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•           Section 312 requires financial institutions that establish, maintain, administer or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

•           Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•           Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) implemented legislative reforms intended to address corporate and accounting fraud and improve public company reporting. The Securities and Exchange Commission (the “SEC”) has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company’s expenses.

Regulation of the Banks

General. As federally chartered savings banks with deposits insured by the FDIC, the Banks are subject to extensive regulation by the OTS and FDIC. Lending activities and other investments must comply with federal and state statutory and regulatory requirements. The Banks are also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the Deposit Insurance Fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

The OTS regularly examines the Banks and prepares reports for consideration by the Banks’ Boards of Directors on deficiencies, if any, found in the Banks’ operations. The Banks’ relationship with its depositors and borrowers is also regulated by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Banks’ mortgage documents.

The Banks must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Any change in such regulations, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Banks, the Company, and their operations.

Deposit Insurance. As FDIC-insured banks, the Banks are subject to FDIC insurance assessments. Following enactment of the Federal Deposit Insurance Reform Act of 2005, the FDIC adopted a revised risk-based assessment system to determine assessment rates to be paid by FDIC-insured institutions. Under this revised assessment system, risk is defined and measured using an institution’s supervisory ratings as well as certain other risk measures, including certain financial ratios. The annual rates for 2008 for institutions in Risk Category I range from 5 to 7 basis points and the rates for institutions in Risk Categories II, III and IV are 10, 28 and 43 basis points, respectively. These rates may be offset by a one-time assessment credit held by an institution, based on the assessment base of that institution as of December 31, 1996, and in the future by dividends that may be declared by the FDIC if the reserve ratio of the Deposit Insurance Fund increases above a certain amount. The FDIC may raise or lower these assessment rates based on various factors to achieve a reserve ratio, which the FDIC currently has set at 1.25 percent of insured deposits. For the quarter beginning January 1, 2009, the FDIC has raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV have been increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC has set the base annual assessment rate for institutions in Risk Category I at between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions, the ratio of certain amounts of Tier 1 capital to deposits. The assessment rate would be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10% of assets. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase the base assessment rate by more than 50%. The FDIC has further proposed to collect a special assessment of 20 basis points based on insured deposits as of June 30, 2009. The special assessment would be payable on September 30, 2009.

In addition to deposit insurance assessments, all FDIC-insured institutions are required to pay special assessments to the FDIC to fund the repayment of debt obligations of the Financing Corporation (FICO), a government-sponsored entity that was formed in 1987 to recapitalize the Federal Savings and Loan Insurance Corporation. At December 31, 2007, the annualized rate established by the FDIC for the

FICO assessment was 2.85 basis points per $100 of insured deposits. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of adjusted total assets, (2) Tier 1, or “core,” capital equal to at least 4% (3% if the institution has received the highest rating, “composite 1 CAMELS,” on its most recent examination) of adjusted total assets, and (3) risk-based capital equal to 8% of total risk-weighted assets.

Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), less certain mortgage servicing rights and less certain investments. Core capital is defined as common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights, certain investments and unrealized gains and losses on certain available-for-sale securities.

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

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender (“QTL”) test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its “portfolio assets” in certain “Qualified Thrift Investments” (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets up to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. As of December 31, 2008, the Banks were in compliance with its QTL requirement.

Federal Home Loan Bank System. The Roma Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 5% of its outstanding advances.

Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2008, the Banks were in compliance with these requirements.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Company did not originate or invest in sub-prime assets and, therefore, does not expect to participate in the sale of any of our assets into these programs. EESA also increased the FDIC deposit insurance limit for most accounts from $100,000 to $250,000 through December 31, 2009.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury will make $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program, as well as the more stringent executive compensation limits enacted as part of the American Recovery and Reinvestment Act of 2009 (the “ARRA” or “Stimulus Bill”), which was signed into law on February 17, 2009. The Company did not apply to participate in the TARP Capital Purchase Program.

Item 1A. Risk Factors

The following is a summary of the material risks related to an investment in the Company’s securities.

Difficult market conditions and economic trends have adversely affected our industry and our business.

We are particularly exposed to downturns in the U. S. housing market. Dramatic declines in the housing market over the past year, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult market conditions will improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. In particular, we may face the following risks in connection with these events:

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.

•

We also may be required to pay even higher Federal Deposit Insurance Corporation premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

•

Our ability to borrow from other financial institutions or the Federal Home Loan Bank on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events.

•	We may experience a decrease in dividend income from our investment in Federal Home Loan Bank stock.

•	We may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

•	We may experience losses as a result of declines in value of our investment portfolio that may be other than temporary.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. economy or the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program. Under the TARP Capital Purchase Program, Treasury is purchasing equity securities from participating institutions. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Most recently, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA, more commonly known as the economic stimulus bill or economic recovery package, is intended to stimulate the economy and provides for broad infrastructure, education and health spending. The purpose of these legislative and regulatory actions is to stabilize the U.S. economy and the U.S. banking system. The EESA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by FDIC-insured institutions and their holding companies. Insured institutions were automatically covered by this program from October 14, 2008 until December 5, 2008, unless they opted out prior to that date. Under the program, the FDIC will guarantee timely payment of newly issued senior unsecured debt issued on or before June 30, 2009. The debt includes all newly issued unsecured senior debt including promissory notes, commercial paper and inter-bank funding. The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009, or, for certain insured institutions, 2% of liabilities as of September 30, 2008. The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.

The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

We realize income primarily from the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and changes in interest rates may adversely affect our net interest rate spread and net interest margin, which will hurt our earnings.

We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

Market interest rates were in recent years at historically low levels. However, beginning in June 2004 through June 2007 the U.S. Federal Reserve has increased its target federal funds rate. However, in the last two quarters of 2007 and in all four quarters of 2008 rates were dropped. While the federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have decreased, the market has not responded correspondingly. The effect is the narrowing of in the interest spread between deposit rates and the rates at which we lend.

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

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. If management’s assumptions and judgments about the ultimate collectibility of the loan portfolio prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses or if we are required to make material additions to the allowance, our earnings and capital could be significantly and adversely affected. As of December 31, 2008, our allowance for loan losses was $2.2 million, representing 0.42% of outstanding loans and 21.42% of non-performing loans.

A portion of our total loan portfolio consists of commercial real estate loans, commercial business loans and construction loans, and we intend to grow this part of the loan portfolio. The repayment risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans.

At December 31, 2008, our loan portfolio included $129.0 million of commercial and multi-family real estate loans and $5.8 million of commercial business loans, together amounting to 25.5% of our total loan portfolio, and $28.9 million of construction loans, representing 5.6% of our total loan portfolio. Unlike single family residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property with values that tend to be more easily ascertainable, commercial loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrowers’ business. The repayment of construction loans for residential and commercial land acquisition and development, including loans to builders and developers, is dependent, in part, on the success of the ultimate construction project. In addition, commercial loans and construction loans to builders and developers generally result in larger balances to single borrowers, or related groups of borrowers, than one- to four-family loans.

In addition, the growth of our aggregate commercial and multi-family real estate and commercial business loans and construction loans from $6.9 million at December 31, 2001 to $163.7 million at December 31, 2008 means that a large portion of this portfolio is unseasoned. Relatively new loans that are “unseasoned,” are considered to pose a potentially greater repayment risk than more mature loans because they generally do not have sufficient repayment history to indicate the likelihood of repayment in accordance with their terms.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry in New Jersey is intense. Many of our competitors have substantially greater resources and lending limits than we do and offer services that we do not or cannot provide. Price competition for loans might result in us originating fewer loans, or earning less on our loans, and price competition for deposits might result in a decrease in our total deposits or higher rates on our deposits. Our deposit market share in Mercer County, New Jersey, where nine of our fourteen offices are located, was 3.05% at June 30, 2008, the latest date for which market share information is available.

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

We opened our new main office in Robbinsville, New Jersey in 2005, a new branch office in Plumsted, New Jersey in the first quarter of 2007, and two new branch offices in January of 2008 in Whiting and Bordentown, New Jersey, our Hopewell branch in the spring of 2008 and our Columbus and Lawrenceville branches in the early fall of 2008. We do not currently have any new branches planned. Expenses related to the planned expansion of our operations through de novo branching or the acquisition of branches or other financial institutions could adversely impact earnings in future periods.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. As a federally chartered holding company, the Company is subject to regulation and oversight by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding companies may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material impact on us and our operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2008, our net investment in property and equipment totaled $40.0 million, including land held for future development and construction in progress.

The following table sets forth the location of our main office and branch offices, the year each office was opened and the net book value of each office.

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at December 31, 2008
			(In thousands)
Corporate Headquarters and Robbinsville Town Center Office: 2300 Route 33 Robbinsville, NJ	2005	Owned	$ 12,840
Chambersburg Office: 485 Hamilton Avenue Trenton, NJ	1962	Owned	414
Mercerville Office: 500 Route 33 Mercerville, NJ	1971	Owned	749
Yardville Office: 4500 South Broad Street Yardville, NJ	1984	Owned	826
West Trenton Office: 79 West Upper Ferry Road West Trenton, NJ	1986	Owned	918
Hamilton Center City Office: 1155 Whitehorse-Mercerville Road Hamilton, NJ	1991	Owned	3,880
South Trenton Office: 1450 South Broad Street Trenton, NJ	1993	Owned	856
Florence Township Office 2150 Route 130 North Florence Township Burlington, NJ	2003	Owned	2,422
Plumsted Office 400 Route 539 Cream Ridge, NJ	2007	Owned	2,691
Bordentown Office 213 Route 130 Bordentown, NJ 08505	2008	Leased	552
Whiting Office 451 Lacey Road Whiting, NJ 08759	2008	Leased	1,651
Hopewell Office 84 route 31, Suite 101 Hopewell, NJ 08534	2008	Leased	650
Columbus Office 23201 Columbus Road Columbus,NJ 08022	2008	Leased	1,369
Lawrenceville Office 160 Lawrenceville-Pennington Road, Suite 14 Lawrenceville, NJ 08648	2008	Leased	264

Item 3. Legal Proceedings

The Banks, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against Roma Financial Corporation, Roma Bank or their subsidiaries at December 31, 2008 that would have a material effect on our operations or income.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and IssuerPurchases of Equity Securities

Upon completion of the Company’s minority stock offering in July 2006, the Company’s common stock commenced trading on The NASDAQ Stock Market under the symbol “ROMA”. The table below shows the reported high and low closing prices of common stock during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

2006-2008	High	Low	Dividends

Quarter ended March 31, 2007	$16.56	$14.76	$0.06
Quarter ended June 30, 2007	$17.28	$15.50	$0.06
Quarter ended September 30, 2007	$17.50	$13.62	$0.06
Quarter ended December 31, 2007	$18.00	$15.35	$0.06

Quarter ended March 31, 2008	$15.72	$12.75	$0.08
Quarter ended June 30, 2008	$15.92	$13.10	$0.08
Quarter ended September 30, 2008	$16.25	$12.60	$0.08
Quarter ended December 31, 2008	$15.69	$12.41	$0.08

Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, stock market characteristics and general economic conditions. The timing, frequency and amount of dividends is determined by the Board.

As of March 1, 2008, there were approximately 4,210 shareholders of record of the Company’s common stock, including brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial owners.

On August 9, 2007, the Company announced a ten percent open market stock repurchase plan, equivalent to 981,956 shares, in open market, based on stock availability, price and the Company’s financial performance. The repurchase was completed on August 27, 2007. A new stock repurchase plan for five percent of the then outstanding shares, equivalent to 441,880 shares, was announced on October 24, 2007 and completed on March 18, 2008. A second five percent of the then outstanding shares, equivalent to 419,786 shares, was announced on August 1, 2008 and completed on November 21, 2008. The following table reports information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2007.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1-31, 2008	235,500	$14.24	235,500	181,486
November 1-30, 2008	181,486	$14.70	181,486	--
December 1-31, 2008	--	$ --	--	--
Total	416,986	$14.44	416,986	--

Set forth below is a stock performance graph comparing the cumulative total shareholder return on the Company’s common stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ Composite Index and (b) the cumulative total shareholder return on stocks included in the SNL MHC Index, in each case assuming an investment of $100 as of July 12, 2006 (the date the Company’s common stock began trading on the NASDAQ Stock Market following the closing of the Company’s initial public stock offering). The cumulative total returns for the indices and the Company are computed assuming the reinvestment of dividends that were paid during the period. It is assumed that the investment in the Company’s common stock was made at the initial public offering price of $10.00 per share.

ROMA FINANCIAL CORPORATION

ROMA FINANCIAL CORPORATION

		Period Ending
Index	07/12/06	12/31/06	06/30/07	12/31/07	06/30/08	12/31/08
Roma Financial Corporation	100.00	117.45	117.95	112.46	94.79	92.15
NASDAQ Composite	100.00	115.55	124.54	126.89	109.70	75.45
SNL Thrift MHCs	100.00	123.34	116.13	108.43	108.34	113.75

The NASDAQ Composite Index measures all NASDAQ domestic and international based common type stocks listed on the NASDAQ Stock Market. The SNL MHC Index was prepared by SNL Securities, LC, Charlottesville, Virginia and includes all publicly traded mutual holding companies.

There can be no assurance that the Company’s future stock performance will be the same or similar to the historical stock performance shown in the graph above. The Company neither makes nor endorses any predictions as to stock performance.

Item 6. Selected Financial Data

The following financial information and other data in this section is derived from the Company’s audited consolidated financial statements and should be read together therewith.

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Total assets	$1,077,095	$907,114	$875,533	$797,760	$711,815
Loans receivable, net	520,406	458,873	420,382	378,708	335,250
Mortgage backed securities held to maturity	301,878	144,099	144,480	150,101	138,306
Securities available for sale	17,000	17,238	19,331	15,514	13,543
Investment securities held to maturity	74,115	127,706	169,927	173,078	160,131
Cash and cash equivalents	80,419	95,302	64,701	28,089	19,944
Goodwill	572	572	572	572	—
Deposits	764,233	651,030	625,972	643,813	576,300
Federal Home Loan Bank borrowings	46,929	28,940	7,863	9,702	—
Securities sold under agreement to repurchase	40,000	—	—	—	—
Total stockholders’ equity	211,373	218,303	234,654	138,658	131,393

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Summary of Operations:
Interest income	$48,095	$45,769	$40,869	$34,632	$31,148
Interest expense	19,720	17,783	15,190	10,901	7,392
Net interest income	28,375	27,986	25,679	23,731	23,756
Provision for loan losses	787	492	291	128	48
Net interest income after provision for loan losses	27,588	27,494	25,388	23,603	23,708
Non-interest income	4,229	4,060	3,460	2,916	1,571
Non-interest expense	25,120	20,327	21,206	15,132	13,411
Income before income taxes and minority interest	6,697	11,227	7,642	11,387	11,868
Provisions for income taxes	2,190	4,134	2,394	3,852	4,256
Net income before minority interest	4,507	7,093	5,248	7,535	7,612
Minority interest	161	123	—	—	—
Net Income	$4,668	$7,216	$5,248	$7,535	$7,612
Net income per share – basic and diluted	$0.15	$0.23	$0.19	$0.33	$0.33
Dividends per share	$0.32	$0.24	$0.00	$0.00	$0.00
Weighted number of common shares outstanding	30,584	31,563	27,305	22,584	22,584

	At or For the Years Ended December 31,
	2008		2007		2006		2005		2004
Performance Ratios:
Return on average assets (net income divided by average total assets	0.48%		0.82%		0.62%		0.99%		1.10%
Return on average equity (net income divided by average equity)	2.15		3.12		2.89		5.55		6.02
Net interest rate spread	2.67		2.71		2.78		3.09		3.44
Net interest margin on average interest-earning assets	3.18		3.42		3.28		3.36		3.65
Average interest-earning assets to average interest-bearing liabilities	1.23	x	1.33	x	1.24	x	1.17	x	1.19	x
Efficiency ratio (Non-interest expense divided by the sum of net interest income and non-interest income)	78.95%		63.43%		72.78%		55.71%		51.69%
Non-interest expense to average assets	2.81		2.30		2.52		1.91		1.85

Asset Quality Ratios:
Non-performing loans to total loans	1.95		1.46		0.08		0.17		0.23
Non-performing assets to total assets	0.96		0.76		0.04		0.08		0.11
Net charge-offs to average loans outstanding	0.03		0.01		—		—		—
Allowance for loan losses to total loans	0.42		0.34		0.27		0.23		0.22
Allowance for loan losses to non-performing loans	21.42		23.25		322.04		134.25		95.30

Capital Ratios:
Average equity to average assets (average equity divided by average total assets	22.37		26.19		21.53		17.90		18.33
Equity to assets at period end	19.62		24.07		26.80		17.38		18.46
Tangible equity to tangible assets at period end	18.25		24.01		26.91		17.22		18.45

Number of Offices:
Offices	14		11		9		8		7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This discussion and analysis reflects Roma Financial Corporation’s consolidated financial statements and other relevant statistical data. We include it to enhance your understanding of our financial condition and results of operation. You should read the information in this section in conjunction with Roma Financial Corporation’s consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K, and other statistical data provided herein.

Overview

Financial Condition and Results of Operations. Roma Financial Corporation’s results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earnings assets and the interest we pay on our interest-bearing liabilities. It is a function of the average balances of loans and investments versus average balances of deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds.

Our interest- earning assets primarily consist of loans, mortgage-backed securities and investment securities. At December 31, 2008, total loans comprised 48.3% of our total assets and our securities portfolio comprised 36.5% of our total assets. The most significant change in interest-earning assets from the prior year was a $42.3 million or 9.6% increase in the average balance of loans receivable net from $438.2 million at December 31, 2007 to $480.5 million at December 31, 2008. At year end, actual loans receivable, net, totaled $520.4 million. During 2008 and 2007, a key goal of management was growth in the loan portfolio, particularly multi-family and commercial real estate loans. Multi-family and commercial real estate loans increased by 60.1%, or $48.4 million, from 2007 to 2008 and 22.3%, or $14.7 million, from 2006 to 2007.

During 2008, the amount of securities held to maturity that were called increased as rates dropped. To the extent those calls were not yet deployed into loans and other assets, the proceeds from the calls were primarily invested in mortgage- backed securities which increased $157.8 million form year to year. A portion of that increase is related to a $40.0 million agreement to repurchase securities sold under that agreement which was invested in mortgage backed securities.

Our interest -bearing liabilities consist primarily of retail deposits, borrowings from the Federal Home Loan Bank of New York, and, securities sold under agreements to repurchase. At December 31, 2008, our total deposits were $764.2 million, compared to $651.0 million at December 31, 2007. Our borrowings from the Federal Home Loan Bank of New York were $46.9 million compared to $28.9 million a year earlier. In the fourth quarter of 2007, the Bank borrowed $23.0 million from the Federal Home Loan Bank of New York which resulted in the increase from year to year as this was in place for the entire year. In December of 2008 Roma Bank borrowed an additional $20.0 million for the FHLBNY in the form of an overnight advance. The $113.2 million, or 17.4%, increase in deposits was primarily in certificates of deposits which increased as a percent of total deposits from 54.1% in 2007 to 56.6% in 2008. Management continued to be challenged during 2008 to balance deposit rates with the deposit rates within our marketplace, while containing the cost of funds.

Our net interest income increased 1.4% to $28.4 million in 2008 from $28.0 million in 2007. The net interest spread decreased to 2.62% from 2.71% in 2007, as the average cost of interest bearing liabilities decreased 13 basis points, while the yield on interest-earning assets declined 22 basis points. For 2008, the average cost of interest-bearing liabilities was 2.75% and the average yield on interest-earning assets was 5.37%. Total interest income increased 5.1% due to a 9.4% increase in the average balance of interest-earning assets, offset by a 22 basis point decrease in average yield. Interest expense increased 10.9% with a 16.3% increase in average interest bearing liabilities offset by a 13 basis point decline in the cost of interest bearing liabilities. Net interest income increased 1.4%.

Our results of operations are also influenced by our provision for loan losses, non-interest income and non-interest expense. Non-interest income includes service fees and charges including income generated by the Banks’ retail branch network and operations, income from bank-owned life insurance, and title insurance revenue from our title agency subsidiary. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses.

Non-interest income increased $169 thousand to $4.2 million in 2008, compared to $4.1 million in 2007. The increase was primarily the result of an increase in fees related to our overdraft protection program and to some degree from fees on loans. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest expense increased by $4.8 million, or 23.6% to $25.1 million in 2008, compared to $20.3 million in 2007. The increase was primarily due to a $2.7 million increase in salaries and benefits, and an increase of $1.5 million in net occupancy costs, equipment costs, data processing costs and a full year of consolidated expenses for RomAsia Bank.

Net income for the year ended December 31, 2008 was $4.7 million, a decrease of $2.5 million or 35.3% from $7.2 million for the year ended December 31, 2007. The decrease was primarily due to the increase in non- interest expense primarily the result of opening five new branches in 2008 and the full year of operation of RomAsia Bank.

Total assets increased $170.0 million, or 18.7% to $1.1 billion from $907.1 million at December 31, 2007. Cash and cash equivalents decreased $14.8 million from year to year as cash was deployed into loans and mortgage- backed securities. Loans receivable, net, increased $61.5 million, mortgage- backed securities increased $157.8 million, while investment securities held to maturity decreased $53.6 million at December 31, 2008 as compared to December 31, 2007.

Stockholders’ equity decreased $6.9 million, or 3.2%, to $211.4 million at December 31, 2008.  The decrease was primarily due to the use of $7.1 million of capital to repurchase stock, and cash dividends of $2.5 million, offset by net income of $4.7 million. Stockholders’ equity also decreased due to a reduction in other comprehensive income of $3.1 million. Stock- based compensation and earned ESOP shares increased stockholders’ equity by $1.4 million.

Business Strategy. Our current business strategy is to seek growth and improve profitability by:

•	Increasing the volume of loan originations and the size of loan portfolio relative to our securities portfolio;

•	Increasing originations of multi-family and commercial real estate loans, construction loans, and commercial business loans;
•	Building core banking business through internal growth and de novo branching, as well as de novo banking, and judiciously considering expansion through acquisition opportunities.
•	Developing a sales culture by training and encouraging branch personnel to promote existing products and services to our customers; and
•	Maintaining high asset quality.

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

Allowance for Loan Losses. The allowance for loan losses represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the allowance for loan losses, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a segmented approach which identifies: (1) impaired loans for which specific reserves are established; (2) classified loans for which a higher allowance is established; and (3) performing loans for which a general valuation allowance is established. We maintain a loan review system which provides for a systematic review of the loan portfolios and the early identification of impaired loans. The review of residential real estate and home equity consumer loans, as well as other more complex loans, is triggered by identified evaluation factors, including delinquency status, size of loan, type of collateral and the financial condition of the borrower. All commercial loans are evaluated individually for impairment. Specific loan loss allowances are established for impaired loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

Although specific and general loan loss allowances are established in accordance with management’s best estimate, actual losses are dependent upon future events, and as such, further provisions for loan losses may be necessary in order to increase the level of the allowance for loan losses. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make increased provisions to the allowance for loan losses. Any such increase in provisions would result in a reduction to our earnings. A change in economic conditions could also adversely affect the value of properties collateralizing real estate loans, resulting in increased charges against the allowance and reduced recoveries, and require increased provisions to the allowance for loan losses. Furthermore, a change in the composition, or growth, of our loan portfolio could result in the need for additional provisions.

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

General. Our total assets increased by $170.0 million, or 18.7%, to $1.1 billion at December 31, 2008 compared to $907.1 million at December 31, 2007, primarily due to an increase in mortgage -backed securities held to maturity and loans receivable net, offset by a decrease in investment securities held to maturity and cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $14.8 million, or 15.6%, to $80.4 million at December 31, 2008 from $95.3 million at December 31, 2007. Cash was primarily deployed into loans and mortgage- backed securities held to maturity.

Securities available for sale. The carrying value of securities available for sale decreased $238 thousand, or 1.4%, to $17.0 million at December 31, 2008 compared to $17.2 million for the prior year.

Investment securities held to maturity. Investment securities held to maturity decreased $53.6 million, or 42.0%, to $74.1 million at December 31, 2008 from $127.7 million at December 31, 2007. The reduction in the investments held to maturity portfolio resulted from scheduled maturities and calls primarily in the first quarter of 2008 the proceeds of which were primarily reinvested into mortgage backed securities held to maturity. The weighted yield of the portfolio at December 31, 2008 was 5.26%.

Mortgage-backed securities. Mortgage-backed securities increased $157.8 million, or 109.0%, to $301.9 million at December 31, 2008 from $144.1 million at December 31, 2007. The average yield on mortgage-backed securities at December 31, 2008 was 5.16%.

Loans. Loans receivable, net, increased $61.5 million, or 13.4% to $520.4 million at December 31, 2008 compared to $458.9 million at December 31, 2007. Conventional one-to-four family mortgage loans increased $11.1 million, or 5.0%, to $230.9 million at December 31, 2008 compared to $219.9 million the prior year. Loans in this category increased primarily because of our mortgage promotion in March. Demand for mortgage loans for the second year continued to be slow, however, in the first few weeks of 2009 as rates dropped we have experienced a demand for refinancing from both existing customers and customers new to the Banks. Commercial and multi-family mortgages, construction and commercial loans increased, in the aggregate, $42.1 million, or 34.6%, to $163.6 million at December 31, 2008 compared to $121.6 million at December 31, 2007. This was the second year that commercial and multi-family mortgages, construction and commercial loans, in the aggregate, had growth in excess of 20%. Home equity and consumer loans increased $3.6 million, or 2.7%, to $134.8 million at December 31, 2008 compared to $131.2 million at December 31, 2007. Demand for equity and consumer loans remained slow in 2008.

Premises and equipment. Premises and equipment increased $6.8 million, or 20.5%, to $40.0 million at December 31, 2008 compared to $33.2 million in the prior year. The increase resulted primarily from the completion of our Whiting and Bordentown branches which opened in January of 2008, the completion of our Hopewwll branch which opened in May of 2008, and the completion of our Columbus and Lawrenceville branches which opened in the fall of 2008. The Company also purchased an office building and branch in Monmouth Junction, NJ in January of 2008 which is partially leased by RomAsia Bank. Roma Bank also holds a 50% interest in a variable interest entity which owns real estate and is listed separately on the balance sheet as real estate owned via equity investment.

Bank Owned Life Insurance. Bank-owned-life-insurance (“BOLI”) increased $4.5 million to $24.1 million at December 31, 2008 compared to $18.8 million the prior year. In December of 2008, Roma Bank invested an additional $3.7 million in BOLI policies.

Other assets. Other assets increased $2.5 million to $7.4 million at December 31, 2008, compared to $5.0 million a year earlier. The increase was primarily a result of the consolidated other assets of

RomAsia, Inc. and an increase 0f $1.7 million in the deferred taxes related to the defined benefit pension plan.

Deposits. Deposits increased by $113.2 million, or 17.4%, to $764.2 million at December 31, 2008 compared to $651.0 million at December 31, 2007. Non-interest bearing checking increased $3.2 million, or 13.4%, to $27.9 million at December 31, 2008 compared to $24.6 million at December 31, 2007. Interest-bearing checking accounts, increased $1.3 million or 1.0%, to $99.8 million at December 31, 2008 compared to $98.5 million at December 31, 2007. The weighted average interest rate of total checking accounts, including both interest-bearing and non-interest bearing was .42% at December 31, 2008 compared to .43% the prior year end. Savings and club accounts increased $28.1 million, or 15.9%, to $204.0 million at December 31, 2008 compared to $176.0 million at December 31, 2007. The weighted average interest rate of savings and club accounts at December 31, 2008 was 1.21% compared to .96% in the prior yearend. Certificates of deposit increased $80.6 million, or 22.9%, to $432.5 million at December 31, 2008, compared to $352.0 million at December 31, 2007. The weighted average interest rate of certificates of deposit decreased 96 basis points to 3.63% at December 31, 2008 compared to 4.59% at the prior year end. The weighted average interest rate on total deposits decreased 38 basis points to 2.44% at December 31, 2008 compared to 2.82% at the prior year end. The consolidated deposits include deposits of RomAsia Bank totaling $37.5 million. Fierce competition in our marketplace for deposits continued to be a challenge during 2008.

Federal Home Loan Bank Advances. Federal Home Loan Bank of New York advances increased $18.0 million to $46.9 million at December 31, 2008 compared to $28.9 million at December 31, 2007. In December 2008, the Company borrowed $20.0 million from the Federal Home Loan Bank of New York in overnight advances. The proceeds were invested in overnights funds. This advance is renewed either daily, weekly or biweekly depending on the most advantageous rates. The Company has an additional advance with principal and interest payable at 4.49% maturing in September 2010 with a balance at December 31, 2008 of $3.9 million compared to $5.9 million at December 31, 2007. The Company also has a $23.0 advance with the Federal Home Loan Bank of New York for ten years, with a three year call, at 3.9% interest, with interest paid quarterly.

Securities Sold Under Agreements to Repurchase. In August of2008 the Company entered into an agreement to sell securities under agreement to repurchase in the amount of $40.0 million. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015 with a two year call at 3.22%; $20.0 million maturing in 2015 with a three year call at 3.51%; and, $10.0 million maturing in 2018 with a five year call at 3.955%. The agreement is collateralized by securities described in the underlying agreement which are held in safekeeping at the FHLBNY.

Other Liabilities. Other liabilities increased $4.5 million to $10.5 million at December 31, 2008 compared to $6.0 million at December 31, 2007. The increase was primarily due to increases in accrued pension liability of $3.8 million, and accrued expenses of $5.0 million.

Stockholders’ Equity. Stockholders’ equity decreased $6.9 million, or 3.2%, to $211.4 million at December 31, 2008. The decrease was primarily a result of the repurchase of 499,666 shares of Company common stock under two five percent repurchase plans for $7.1 million, $2.6 million in dividends declared to minority shareholders, and a significant decrease in other comprehensive income primarily related to the defined benefit pension plan.

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

General. Net income for the year ended December 31, 2008 was $4.7 million, a decrease of $2.5 million, or 35.3%, from $7.2 million for the year ended December 31, 2007. The decrease was primarily related to the increase in non- interest expense of $4.8 million, offset by a decrease in taxes of $1.9 million, and minor increases in net interest income and non -interest income. The increase in non interest expense was primarily related to the opening of five new branches in 2008, a full year of costs for RomAsia, including six months of operation, and costs related to the 2008 Equity Incentive Plan.

Net Interest Income. Net interest income after the provision of loan loss increased $94 thousand, or 0.34%, to $27.6 million compared to $27.5 million for the year ended December 31, 2007. Our net interest rate spread decreased 9 basis points to 2.62%, compared to 2.71% the prior year. The average yield on interest earning assets decreased 20 basis points, while the average cost of interest bearing liabilities decreased 16 basis points. The average yield on interest bearing assets was 5.37% and 5.59% for the years ended December 31, 2008 and 2007, respectively. The average cost of interest-bearing liabilities for the years ending December 31, 2008 and 2009 were 2.75% and 2.88%, respectively.

Interest Income. Total interest income increased $2.3 million, or 5.1%, to $48.1 million for the year ended December 31, 2008 compared to $45.8 million for the prior year. The improvement in interest income resulted from an increase in the average balance of interest- earning assets.

Interest income on loans increased $1.4 million, or 5.1%, to $28.9 million for the year ended December 31, 2008 compared to $27.4 million for the prior year. The increase resulted from an increase in the average balance of loans from $438.2 million to $480.5 million, an increase of $42.3 million over 2007. This was offset by a decrease in the average yield on loans from year to year of 26 basis points.

Interest income on mortgage-backed securities held to maturity increased $5.1 million, or 73.0%, to $12.2 million for the year ended December 31, 2008, compared to $7.0 million in the prior year. The average yield on mortgage-backed securities held to maturity increased 9 basis points to 5.10% compared to 5.01% in the prior year. This increase was also related to a $98.3 million increase in the average balance of mortgage backed securities to $238.8 million compared to $140.5 million in the prior year.

Interest income on investment securities available for sale and held to maturity decreased $3.6 million, or 43.0%, to $4.8 million for the year ended December 31, 2008 compared to $8.4 million for the prior year. The average yield on investment securities available for sale and held to maturity increased 11 basis points to 4.72%, compared to 4.61% in the prior year. The average balance of investment securities available for sale and held to maturity decreased $80.4 million to $100.7 million in 2008 compared to $181.2 million in the prior year. The decrease in the average balance was primarily due to a large number of securities called in the last quarter of 2007 and the first quarter of 2008.

Interest income on other interest-earning assets decreased $.6 million to $2.3 million in 2008 compared to $2.9 million in the prior year. The average yield on other interest-bearing assets decreased 185 basis points to 3.16% in 2008 compared to 5.01% in the prior year. The decrease was primarily the result of the sharp decline in overnight interest rates in the last half of 2008.The average balance of other interest-bearing assets increased $14.1 million to $72.5 million in 2008 compared to $58.4 million in 2007. To the extent that maturities and calls on mortgage-backed securities and investment securities available for sale and held to maturity were not utilized for loans they were invested in short-term overnight funds.

Interest Expense. Total interest expense increased $1.9 million, or 10.9%, to $19.7 million for the year ended December 31, 2008, compared to $17.8 million in the prior year. The increase resulted from an increase in the average cost of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased 16 basis points to 2.75% compared to 2.88% in the prior year. The average balance of interest-bearing liabilities increased $107.3 million, or 17.4%, to $724.8 million compared to $617.5 million in the prior year.

Interest expense on deposits increased $761 thousand, or 4.4%, to $18.1 million in 2008, compared to $17.3 million in 2007. Average interest-bearing demand deposits increased $4.7 million, or 5.0%, to $99.0 million for the year ending December 31, 2008, compared to $94.2 at the end of the prior year. The average cost of the demand deposits decreased 1 basis point from year to year. Average savings and club accounts increased $9.0 million, or 5.0%, to $189.6 million compared to $180.6 million in the prior year. The average cost of interest-bearing savings and club accounts increased 14 basis points to 1.08% compared to .94% in the prior year. The average cost of interest-bearing certificates of deposits decreased 52 basis points to 4.03%, compared to 4.55% in the prior year. The average balance of interest-bearing certificates of deposit increased $15.9 million, or 15.9%, to $384.5 million compared to $331.9 million in 2007.

Interest expense on Federal Home Loan Bank of New York advances increased $663 thousand to $1.1 million compared to $463 thousand in the prior year. The average cost of borrowings decreased 129 basis points to 3.02% compared to 4.31% in the prior year. In late October 2007, the Company borrowed $23.0 million in the form of a ten year advance with a three year call, interest only quarterly at 3.90%. The Company continued to make regular monthly principal and interest payments on its five year advance maturing in September 2010 with a rate of 4.49%. In December of 2008 the Company borrowed overnight from the FHLBNY $20.0 million, renewing daily, weekly or bi- weekly at rates ranging from 0.48% to 0.63%. In August of 2008 the Company borrowed under an agreement to repurchase securities $40.0 at a blended interest rate of 3.55%.

Provision for Loan Losses. We charge provisions for loan losses to operations at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a three-tier approach: (1) identification of impaired loans and establishment of specific allowances on such loans; (2) establishment of general valuation allowances in the remainder of our loan portfolio, and (3) we establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances on a combination of factors including, but not limited to, actual loan loss experience, composition of loan portfolio, current economic conditions and management’s judgment. The overall growth in the loan portfolio, particularly in commercial loans, is expected to result in higher provisions going forward.

The provision for loan losses increased $295 thousand to $787 thousand for the year ended December 31, 2008 compared to $492 thousand in the prior year. During 2008, total net loans increased $61.5 million to $520.4 million at December 31 2008 compared to $472.7 million at December 31, 2007. The allowance for loan loss was .43% of total loans at December 31, 2008 compared to .34% in the prior year.

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

Non-Interest Income. Non-interest income includes fees and service charges on loans, commissions on the sale of title insurance policies, bank-owned life insurance income, and other miscellaneous income. Non-interest income increased $169 thousand or 4.2%, to $4.2 million in 2008 compared to $4.1 million in the prior year.

Commissions on sale of title policies decreased minimally to $1.0 million compared to $1.2 million in the prior year, primarily due to the decline in the real estate market.

Fees and service charges on deposits and loans increased $207 thousand, or 15.8%, to $1.5 million compared to $1.3 million in the prior year. Fees and service-charges on deposits increased $174 thousand, or 16.8%, to $1.2 million compared to $1.0 million in the prior year. The increase was primarily due to increases in fees from our overdraft protection program. Fees and service charges on loans increased minimally in 2008.

Income from bank-owned life insurance increased in 2008 primarily due to the purchase of $2.0 million of additional policies in July of 2007 which generated income for the entire year in 2008.

Other non-interest income increased $72 thousand to $751 thousand in 2008 compared to $679 thousand in the prior year.

Non-Interest Expense. Non-interest expense decreased $4.8 million, or 23.6%, to $25.1 million in 2008 compared to $20.3 million in the prior year. The increase was primarily due to an increase in salaries and employee benefits of $2.7 million and increases of $1.5 million in net occupancy costs, equipment costs and data processing costs. The year ending December 31, 2008 was also the first full year of consolidating costs for RomAsia Bank.

Salaries and employee benefits increased $2.7 million, or 22.7%, to $14.6 million in 2008 compared to $11.9 million in the prior year. The increase in salaries and employee benefits was primarily due to the following: (1) the opening of five branches during the year, $766 thousand; (2) opening of RomAsia Bank in June 2008 with a year to year increase in salaries of $627 thousand; and, (3) six months of stock- based compensation expense from the 2008 Equity Incentive Plan which was approved by shareholders in April 2008 of $626 thousand.

Net occupancy expense of premises increased approximately $762 thousand, or 41.2%, to $2.6 million in 2008 compared to $1.8 million in the prior year. The increase was primarily due to the following: (1) increases in occupancy costs relating to our five new branches of $527 thosuand; (2) increase in occupancy costs for the RomAsia Bank location of $172 thousand; and, (3) increase in costs for the consolidated variable interest entity of $123 thousand.

Equipment costs increased $584.3 thousand, or 34.8%, to $2.3 million for the year ended December 31, 2008 compared to $1.7 million in the prior year. The increase was primarily related to costs for the five new branches and for the opening of RomAsia Bank.

Data processing costs increased $184 thousand, or 13.8%, to $1.5 million in 2008 compared to $1.3 million in the prior year. This increase was primarily related to costs for the core system at RomAsia and an increase in various fees.

Advertising increased $185 thousand, or 21%, to $1.1 million in 2008 compared to $.9 million in the prior year. The increase was primarily related to the cost of opening and promoting RomAsia Bank.

Other non-interest expense increased $286 thousand, or 11.0%, to $2.9 million in 2008 compared to $2.6 million in the prior year. The increase was primarily due to consolidating costs relating to RomAsia Bank and increases in insurance, telephone and postage, supplies and audit fees.

Provision for Income Taxes. The provision for income taxes decreased $1.9 million, or 47.0%, to $2.2 million in 2008 compared to $4.1 million in the prior year. The decrease is primarily related to a decrease of 35.6% in net income and the small increases in tax free income. The effective tax rate for 2008 was 32.7% compared to 36.8% for 2007.

Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006

General. Net income for the year ended December 31, 2007 was $7.2 million, an increase of $2.0 million, or 38.5%, from $5.2 million for the year ended December 31, 2006. The increase was primarily related to the contribution of $3.4 million in 2006 to the Roma Bank Community Foundation, increases in net interest income of $2.3 million, and non-interest income of $0.6 million partially offset, by an increase in non-interest expense of $2.6 million, after excluding the 2006 contribution to the Foundation.

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

Non-Interest Expense. Non-interest expense decreased $.9 million, or 3.8%, to $20.3 million in 2007 compared to $21.2 million in the prior year. The decrease was primarily due to the contribution of

$3.4 million in 2006 to the Roma Bank Community Foundation as part of our initial public offering. Excluding the contribution, non-interest expense would have increased $2.5 million.

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

Other non-interest expense increased $.5 million to $2.6 million in 2007 compared to $2.1 million in the prior year. The increase is primarily related to $.4 million in consolidated costs from the Company’s 60% owned subsidiary RomAsia, Inc.

Provision for Income Taxes. The provision for income taxes increased $1.7 million to $4.1 million in 2007 compared to $2.4 million in the prior year. The increase is primarily due to increased pre-tax income and the decreased portion of income coming from tax-exempt sources. The Company’s effective tax rate for 2007 was36.8% compared to 31.3% in 2006.

            Average Balance Sheet. The average yields and costs shown in the following table are derived by dividing income or expense by the daily average balance of assets or liabilities, respectively, for the periods presented. No tax equivalent adjustments have been made.

	At December 31,		For the Year Ended December 31,
	2008		2008				2007				2006
	Actual Balance	Actual Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$520,406	5.85%	$480,492		$28,851	6.00%	$438,187		$27,446	6.26%	$400,486		$24,748	6.18%
Mortgage-backed securities held to maturity	301,878	5.16	238,791		12,184	5.10	140,499		7,041	5.01	147,727		7,166	4.85
Investment securities: (2)
Tax-exempt	6,127	4.28	10,920		569	5.21	12,335		538	4.36	11,450		503	4.39
Taxable	84,998	5.17	89,796		4,195	4.67	168,844		7,818	4.63	181,038		6,468	3.57
Other interest-earning assets (3)	76,421	3.16	75,312		2,296	3.05	58,403		2,926	5.01	41,932		1,984	4.73
Total interest-earning assets	989,830	5.36	895,311		48,095	5.37	818,268		45,769	5.59	782,633		40,869	5.22
Non-interest-earning assets	87,265		77,390				64,081				59,532
Total assets	$1,077,095		$972,701				$882,349				$842,165
Interest-bearing liabilities:
Interest-bearing demand	$99,788	0.54	$98,985		539	0.54	$94,239		515	0.55	$94,204		$512	0.54
Savings and club	204,031	1.21	189,641		2,049	1.08	180,645		1,691	0.94	208,364		1,717	0.82
Certificates of deposit	432,516	3.63	384,526		15,493	4.03	331,859		15,114	4.55	315,613		12,479	3.95
Securities sold under agreement to re purchase	40,000	3.55	15,384		513	3.33	—		—	—	—		—	—
Federal Home Loan Bank borrowings	46,929	2.60	29,558		1,126	3.81	10,734		463	4.31	10,548		482	4.57
Total interest-bearing liabilities	823,264	2.58	718,094		19,720	2.75	617,477		17,783	2.88	628,729		15,190	2.42
Non-interest-bearing liabilities	40,815		35,952				33,319				32,140
Total liabilities	864,079		754,046				650,796				660,869
Minority interest	1,643		1,080				479				—
Stockholders’ equity	211,373		217,575				231,074				181,296
Total liabilities and stockholders’ equity	$1,077,095		$972,701				$882,349				$842,165
Net interest income					$28,375				$27,986				$25,679
Interest rate spread (4)		2.78%				2.62%				2.71%				2.80%
Net yield on interest-earning assets (5)						3.17%				3.42%				3.28%
Ratio of average interest -earning assets to average interest-bearing liabilities			1.25	x			1.33	x			1.24	x

(1)	Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2)	Includes both available for sale and held to maturity securities.
(3)	Includes interest-bearing deposits at other banks, federal funds purchased and Federal Home Loan Bank of New York capital stock.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31, 2008 vs. 2007 Increase (Decrease) Due to				Year Ended December 31, 2007 vs. 2006 Increase (Decrease) Due to
	Volume	Rate		Net	Volume	Rate	Net
	(In thousands)

Interest and dividend income:
Loans receivable	$2,579		$(1,175)	$1,404	$2,344	$354	$2,698
Mortgage-backed securities, held to maturity	5,015		128	5,143	(357)	232	(125)
Investment securities:
Tax-exempt	13		18	31	38	(3)	35
Taxable	(4,170)		548	(3,622)	(460)	1,810	1,350
Other interest earnings assets	606		(1,236)	(630)	819	123	942
Total interest-earning assets	$4,043		$(1,717)	$2,326	$2,384	$2,516	$4,900

Interest expense:
Interest-bearing demand	$24		$—	$24	$—	$3	$3
Savings and club	90		269	359	(251)	225	(26)
Certificates of deposit	2,226		(1,847)	379	667	1,967	2,634
Securities sold under agreement to repurchase	513		—	513	—	—	—
Advances from Federal Home Loan Bank	722		(60)	662	9	(27)	(18)
Total interest-bearing liabilities	$3,575		$(1,638)	$1,937	$425	$2,168	$2,593

Change in net interest income	$468	$	(79)	$389	$1,959	$348	$2,307

Liquidity, Commitments and Capital Resources

The Banks’ liquidity, represented by cash and cash equivalents, is a product of their operating, investing and financing activities. The Banks’ primary sources of funds are deposits, amortization, prepayments and maturities of mortgage-backed securities and outstanding loans, maturities of investment securities and funds provided from operations. In addition, the Banks invest excess funds in short-term interest-earnings assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities.

The Banks are required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Banks attempt to maintain adequate but not excessive liquidity, and liquidity management is both a daily and long-term function of business management.

The Banks review cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At December 31, 2008, the Banks had outstanding commitments to originate loans of $1.4 million, and unused lines of credit of $71.7 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2008 totaled $314.6 million.

While deposits are the Banks’ primary source of funds, the Roma Bank also generates cash through borrowings from the Federal Home Loan Bank of New York (the “FHLBNY”). The Banks have traditionally enjoyed cash flows from deposit activities that were sufficient to meet its day-to-day funding obligations and only occasionally used its overnight line of credit or borrowing facility with the FHLBNY. At various times during 2007, 2006 and 2005, Roma Bank used its overnight line of credit at the FHLBNY to meet daily operations. In October of 2008 Roma Bank borrowed $20.0 million of overnight funds to arbitrage into higher earning overnight deposits. In the third quarter of 2005, Roma Bank took a five year advance from the FHLBNY to meet the strong demand for loans. In October of 2007, Roma Bank borrowed $23.0 million from the FHLBNY at 3.90%, interest only quarterly, for ten years with a three year call. At December 31, 2008, Roma Bank’s borrowing limit with the FHLBNY was $178.4 million. Roma Bank also had at December 31, 2008 securities sold under an agreement to repurchase in the amount of $40.0 million.

            The following table discloses our contractual obligations and commitments as of December 31, 2008.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 years
	(In thousands)
Federal Home Loan Bank borrowings	$46,929	$22,087	$1,842	$—	$23,000
Securities sold under agreement to repurchase	$40,000	$—	$—	$—	$40,000

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In thousands)

Lines of credit (1)	$58,640	$58,640	$—	$—	$—
Construction loans in process	6,543	6,543	—	—	—
Other commitments to extend credit	8,917	8,917	—	—	—
Total	$74,100	$74,100	$—	$—	$—

(1) Represents amounts committed to customers

Roma Bank has non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2008:

Years Ended December 31:	(In thousands)
2008	$ 437
2009	440
2010	442
2011	447
2012	464
Thereafter	6,485
Total Minimum Payments Required	$8,715

Included in the total required minimum lease payments is $ 1.9 million of payments to the “LLC” a variable interest entity in which the Company hold a 50% ownership interest. The Company eliminates these payments in consolidation.

Consistent with its goals to operate a sound and profitable financial organization, the Banks actively seek to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2008, the Banks exceeded all capital requirements of the Office of Thrift Supervision (The “OTS”).

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage backed securities, and commitments to extend credit to meet the financial needs of our customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of non-performance by other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at December 31, 2008, see Note 16 to the consolidated financial statements contained in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management of Interest Rate Risk and Market Risk

Qualitative Analysis. Because the majority of our assets and liabilities are sensitive to changes in interest rates, a significant form of market risk for us is interest rate risk, or changes in interest rates.

            We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

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

While the federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have decreased, intermediate-and long-term market interest rates, which we use as a guide to our loan pricing, have decreased to a larger extent than deposits rates. Although the yield curve has steepened, competitive deposit rates in our market areas have not permitted the Bank to lower rates in proportion to loan rates. This has lead to a tightening of our interest spread. If short-term interest rates continue to be high in the market area, we would expect that our interest spread and net interest margin would continue to compress, which would hurt our net interest income.

A falling rate environment would result in a decrease in rates we pay on deposits and borrowings, but the decrease in the cost of our funds may not be as great at the decrease in the yields on our loan portfolio and mortgage-backed securities and loan portfolios. This could cause a narrowing of our net interest rate spread and could cause a decrease in our earnings.

Quantitative Analysis. The following table presents Roma Bank’s net portfolio value as of December 31, 2008. The net portfolio values shown in this table were calculated by the Office of Thrift Supervision, based on information provided by the Bank.

December 31, 2008
			Net Portfolio Value
Net Portfolio Value			As % of Present Value of Assets
Changes in rate	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
+300 bp	165,586	-39,284	(19)%	16.75%	(266	) bp
+200 bp	182,856	-22,013	(11)%	18.03%	(139	) bp
+100 bp	196,519	-8,351	(4)%	18.95%	(46	) bp
0 bp	204,870	—	—	19.41%	—
–100 bp	206,783	1,914	1%	19.38%	3	bp

(1) The -200bp and -300bp scenarios are not shown due to the low prevailing interest rate environment.

The following table presents RomAsia Bank’s net portfolio value as of December 31, 2008. The net portfolio values shown in this table were calculated by the Office of Thrift Supervision, based on information provided by the Bank.

December 31, 2008
			Net Portfolio Value
Net Portfolio Value			As % of Present Value of Assets
Changes in rate	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
+300 bp	8,978	-4,386	(33)%	19.19%	(667	) bp
+200 bp	10,808	-2,555	(19)%	22.16%	(370	) bp
+100 bp	12,155	-1,208	(9)%	24.17%	(169	) bp
0 bp	13,363	—	—	25.86%	—
–100 bp	14,326	963	7%	27.17%	131	bp

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

Item 8. Financial Statements and Supplementary Data

The Company’s financial statements and supplementary data are contained in this Annual Report on Form 10-K immediately following Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2008.

(b)	Internal Control Over Financial Reporting

1. Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears in the Company’s financial statements that are contained in this Annual Report on Form 10-K immediately following Item 15. Such report is incorporated herein by reference.

2. Report of Independent Registered Public Accounting Firm.

The report of Beard Miller Company LLP on the Company’s internal control over financial reporting appears in the Company’s financial statements that are contained in this Annual Report on Form 10-K immediately following Item 15. Such report is incorporated herein by reference.

3. Changes in Internal Control Over Financial Reporting.

During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Additional Information About Directors and Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I -- Election of Directors” in the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics will be furnished without charge upon written request to the Chief Financial Officer, Roma Financial Corporation, 2300 Route 33, Robbinsville, New Jersey, 08691.

Item 11. Executive Compensation

The information contained under the sections captioned “Compensation Discussion and Analysis,” “Executive Officer Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the Section captioned “Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners” of the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners” and “Proposal I -- Election of Directors” of the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2008 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	( a )	( b )	( c )

	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	820,000	$ 13.67	768,073

Total	820,000	$ 13.67	768,073

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Additional Information About Directors and Executive Officers – Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information called for by this item is incorporated herein by reference to the section entitled “Proposal I – Election of Directors – Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

1.

The consolidated statements of financial condition of Roma Financial Corporation and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2008, together with the related notes and the Independent Registered Public Accounting Firm.

2.	Schedules omitted as they are not applicable.

3.	Exhibits

The following Exhibits are filed as part of this report:

3.1	Charter of Roma Financial Corporation *
3.2	Bylaws of Roma Financial Corporation*
4	Stock Certificate of Roma Financial Corporation*
10.1	Form of Supplemental Executive Retirement Agreement*
10.2	Form of Phantom Stock Appreciation Rights Agreement*
21	Subsidiaries of the Registrant
23	Consent of Beard Miller Company LLP
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

March 4, 2009

Beard Miller Company LLP

55 US Highway 46 East

PO Box 676

Pine Brook, NJ 07058

RE: Management Report on Internal Control over Financial Reporting

The management of Roma Financial Corp. and Subsidiaries (collectively the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is a process designed to provide reasonable assurance to the management and board of directors regarding the preparation and fair presentation of published consolidated financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitation. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation. Also, projections of anye valuation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set for the by The Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Company’s internal control over financial reporting as of December 31, 2008.

/s/ Peter A. Inverso
Peter A. Inverso President & CEO

/s/ Sharon L. Lamont
Sharon L. Lamont Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders

Roma Financial Corporation

We have audited Roma Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Roma Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Roma Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows of Roma Financial Corporation and Subsidiaries, and our report dated March 4, 2009 expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP

Malvern, Pennsylvania

March 4, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders

Roma Financial Corporation

We have audited the accompanying consolidated balance sheets of Roma Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roma Financial Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Roma Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our reported dated March 4, 2009 expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP

Malvern, Pennsylvania

March 4, 2009

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2008	2007
	(In thousands, except per share data)
Assets

Cash and amounts due from depository institutions	$7,476	$6,939
Interest-bearing deposits in other banks	11,500	26,051
Money market funds	61,443	62,312

Cash and Cash Equivalents	80,419	95,302

Investment securities available for sale (“AFS”) at fair value	17,000	17,238
Investment securities held to maturity at amortized cost (fair value of $74,022 and $127,828 respectively)	74,115	127,706
Mortgage-backed securities held to maturity at amortized cost (fair value of $309,324 and $144,440 respectively)	301,878	144,099
Loans receivable, net of allowance for loan losses $2,223 and $1,602 respectively	520,406	458,873
Real estate owned via equity investment	4,033	—
Premises and equipment	39,971	33,181
Federal Home Loan Bank of New York stock	3,479	2,465
Accrued interest receivable	5,059	4,495
Bank owned life insurance	23,326	18,802
Other assets	7,409	4,953

Total Assets	$1,077,095	$907,114

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$27,898	$24,611
Interest-bearing	736,335	626,419
Total deposits	764,233	651,030
Federal Home Loan Bank of New York advances	46,929	28,940
Securities sold under agreements to repurchase	40,000	—
Advance payments by borrowers for taxes and insurance	2,398	2,390
Accrued interest payable and other liabilities	10,519	5,972

Total Liabilities	864,079	688,332

Commitments and Contingencies

Minority interests	1,643	479

Stockholders’ Equity
Common stock, $.10 par value, 45,000,000 authorized; 32,731,875 issued; 30,888,253 and 31,387,919 respectively outstanding.	3,274	3,274
Paid-in capital	98,294	97,405
Retained earnings	149,926	148,136
Unearned shares held by Employee Stock Ownership Plan	(6,765)	(7,306)
Treasury stock, 1,843,622 and 1,343,956 respectively outstanding	(29,935)	(22,792)
Accumulated other comprehensive (loss)	(3,421)	(414)

Total Stockholders’ Equity	211,373	218,303

Total Liabilities and Stockholders’ Equity	$1,077,095	$907,114

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share and per share data)
INTEREST INCOME
Loans	$28,851	$27,447	$24,748
Mortgage-backed securities held to maturity	12,184	7,041	7,166
Investment securities held to maturity	4,063	7,730	6,406
Securities available for sale	701	626	565
Other interest-earning assets	2,296	2,925	1,984
Total Interest Income	48,095	45,769	40,869

INTEREST EXPENSE
Deposits	18,081	17,320	14,708
Borrowings	1,639	463	482
Total Interest Expense	19,720	17,783	15,190

Net Interest Income	28,375	27,986	25,679

PROVISION FOR LOAN LOSSES	787	492	291

Net Interest Income after Provision for Loan Losses	27,588	27,494	25,388

NON-INTEREST INCOME
Commissions on sales of title policies	1,049	1,292	1,361
Fees and service charges on deposits and loans	1,515	1,308	771
Income from bank owned life insurance	866	778	695
Net gain from sale of mortgage loans originated for sale	48	3	6
Other	751	679	627
Total Non-Interest Income	4,229	4,060	3,460

NON-INTEREST EXPENSE
Salaries and employee benefits	14,633	11,899	10,282
Net occupancy expense of premises	2,612	1,850	1,653
Equipment	2,261	1,677	1,483
Data processing fees	1,513	1,329	1,273
Advertising	1,066	881	806
Federal insurance premium	94	74	86
Charitable contributions	66	28	3,527
Other	2,875	2,589	2,096
Total Non-Interest Expenses	25,120	20,327	21,206

Income before Income Taxes and Minority Interest	6,697	11,227	7,642

INCOME TAXES	2,190	4,134	2,394
Net income before minority interest	4,507	7,093	5,248
MINORITY INTERESTS	161	123	—
Net Income	$4,668	$7,216	$5,248
NET INCOME PER COMMON SHARE
Basic and Diluted	$.15	$.23	$.19
Dividends declared per share	$.32	$.24	$—
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Diluted	30,584	31,563	27,305

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2008, 2007 and 2006

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings – Substantially Restricted	Unearned Shares Held by ESOP	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(In Thousands)
Balance - December 31, 2005	10	$1	$799	$137,820	$—	$38	$—	$138,658

Other comprehensive income: net of taxes
Net income		—	—	5,248	—	—	—	5,248
Unrealized loss on securities available for sale, net of income taxes of $(72)		—	—	—	—	(158)	—	(158)

Total Comprehensive Income								5,090

Initial application of FASB 158, net of income taxes $(526)		—	—	—	—	(790)	—	(790)
Issuance of common stock, net of expenses	32,722	3,273	96,126	—	—	—	—	99,399
ESOP shares earned		—	144	—	270	—	—	414
Common stock acquired by ESOP		—	—	—	(8,117)	—	—	(8,117)

Balance - December 31, 2006	32,732	3,274	97,069	143,068	(7,847)	(910)	—	234,654

Other comprehensive income net of taxes:
Net income		—	—	7,216	—	—	—	7,216
Unrealized loss on securities available for sale, net of income taxes of $(56)		—	—	—	—	21	—	21
Application of FASB 158, net of income taxes $(315)		—	—	—	—	475	—	475

Total Comprehensive Income								7,712

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings – Substantially Restricted	Unearned Shares Held by ESOP	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(In Thousands)

Dividends pad and declared		—	—	(2,148)	—	—	—	(2,148)

Treasury shares repurchased	1,344	—	—	—	—	—	(22,792)	(22,792)
ESOP shares earned	—	—	336	—	541	—	—	877

Balance – December 31, 2007	31,388	3,274	97,405	148,136	(7,306)	(414)	(22,792)	218,303

Other comprehensive income: net of taxes
Net income	—	—	—	4,668	—	—	—	4,668
Unrealized loss on securities available for sale, net of income taxes of $(139)	—	—	—	—	—	(460)	—	(460)
Pension cost net of income taxes $(1,698)	—	—	—	(46)	—	(2,547)	—	(2,593)

Total Comprehensive Income	—	—	—	—	—	—	—	1,615

Dividends paid and declared	—	—	—	(2,514)	—	—	—	(2,514)
Treasury shares repurchased	500	—	—	—	—	—	(7,143)	(7,143)
Adoption of EITF 06-4				(318)				(318)
Stock based compensation, including warrants	—	—	634	—	—	—	—	634
ESOP shares earned	—	—	225	—	541	—	—	796

Balance - December 31, 2008	30,888	$3,274	$98,294	$149,926	$(6,765)	$(3,421)	$(29,935)	$211,373

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash Flows from Operating Activities
Net income	$4,668	$7,216	$5,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,773	1,037	1,178
Amortization of premiums and accretion of discounts on securities	209	(130)	(44)
Accretion of deferred loan fees and discounts	(91)	(51)	34
Net gain on sale of mortgage loans originated for sale	(48)	(3)	(6)
Mortgage loans originated for sale	(4,065)	(409)	(823)
Proceeds from sale of real estate owned	—	19	—
Proceeds from sales of mortgage loans originated for sale	4,113	412	829
Provision for loan losses	787	492	291
Stock based compensation, including warrants	634	—	—
Contribution of common stock to charitable foundation	—	—	3,273
(Increase) decrease in interest receivable	(564)	103	(800)
Increase in cash surrender value of bank owned life insurance	(687)	(617)	(545)
(Increase) decrease in other assets	(1,017)	(1,646)	238
Increase (decrease) in interest payable	(269)	606	397
Increase (decrease) in other liabilities	537	1,053	(1,144)
Net change in minority interest	1,164	477	—
ESOP shares earned	796	877	414
Net Cash Provided by Operating Activities	7,940	9,436	8,540

Cash Flows from Investing Activities
Proceeds from sales, calls and repayments on securities available for sale	10,592	2,248	1,264
Purchases of securities available for sale	(10,934)	(114)	(5,338)
Proceeds from maturities and calls of investment securities held to maturity	122,325	101,272	49,000
Purchases of investment securities held to maturity	(68,697)	(59,235)	(45,845)
Principal repayments on mortgage-backed securities held to maturity	33,762	28,309	25,453
Purchases of mortgage-backed securities held to maturity	(191,805)	(27,621)	(19,791)
Net increase in loans receivable	(62,297)	(38,951)	(41,999)
Additions to premises and equipment	(8,511)	(3,549)	(3,168)
Purchase of Federal Home Loan Bank of New York stock	(1,014)	(1,033)	(45)
Addition to real estate via equity investments	(4,085)	—	—
Purchase of bank owned life insurance	(3,837)	(2,000)	—
Net Cash Used in Investing Activities	(184,501)	(674)	(40,469)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	113,203	25,058	(17,841)
Increase in advance payments by borrowers for taxes and insurance	8	115	212
Federal Home Loan Bank of New York advances	20,000	23,000	—
Repayments of Federal Home Loan Bank of New York advances	(2,011)	(1,922)	(1,839)
Purchase of treasury stock	(7,143)	(22,792)	—
Dividend paid to minority shareholders of Roma Financial Corp	(2,379)	(1,620)	—
Proceeds from securities sold under agreement to repurchase	40,000	—	—
Common stock acquired by ESOP	—	—	(8,117)
Net proceeds from issuance of common stock	—	—	96,126
Net Cash Provided by Financing Activities	161,678	21,839	68,541
Net Increase (Decrease) in Cash and Cash Equivalents	(14,883)	30,601	36,612

CASH AND CASH EQUIVALENTS - BEGINNING	95,302	64,701	28,089
CASH AND CASH EQUIVALENTS - ENDING	$80,419	$95,302	$64,701

Supplementary Cash Flows Information
Income taxes paid, net	$3,157	$4,633	$2,948
Interest paid	$19,968	$17,177	$14,786
Loans receivable transferred to real estate owned	$68	$18	—

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Roma Financial Corporation (the “Company”), its wholly-owned subsidiary, Roma Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, Roma Capital Investment Co. (the “Investment Co.”) and General Abstract and Title Agency (the “Title Co.”) and the Company’s majority owned investment of 89.55% in RomAsia Bank. Roma Bank and RomAsia Bank are collectively referred to as, (“the Banks”). The consolidated statements also include the Company’s 50% interest in 84 Hopewell, LLC (the “LLC”), a real estate investment which is consolidated according to the requirements of FASB interpretation (“FIN”) No 46(R). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Investment Co. is a special purpose entity whose activities are limited to holding investment securities and collection of earnings, principal repayments and recognizing other gains/losses thereon. It holds a substantial portion of the Company’s investment and mortgage-backed securities portfolios and is subject to the investment company provisions of the New Jersey Corporation Business Tax Act. The Title Co. was incorporated in the State of New Jersey effective March 7, 2005 and commenced operations April 1, 2005 upon the acquisition of the assets of the General Abstract & Title Agency (the “Agency”), which consisted primarily of the Agency’s title search files. Related goodwill of approximately $572,000 was recognized as a result of the purchase price exceeding the fair market value of assets acquired. RomAsia Bank received all regulatory approvals on June 23, 2008 to be a federal savings bank and began operations on that date. The Company invested $13.4 million in RomAsia Bank and currently holds a 89.55% ownership interest. The Company, together with two individuals, formed a limited liability company, 84 Hopewell, LLC. The LLC was formed to build a commercial office building in which is located the Company’s Hopewell branch, corporate offices for the other LLC members’ construction company and tenant space. The Company invested $350,000 in the LLC and provided a loan in the amount of $3.6 million to the LLC. The Company and the other 50% owner’s construction company both have signed lease commitments to the LLC.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Banks to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

Business of the Company and Subsidiaries

The Company’s primary business is the ownership and operation of the Banks, Roma Bank and the Company’s majority owned subsidiary, RomAsia Bank. The Banks are principally engaged in the business of

.

Roma Financial Corporation and Subsidiaries

Note 1 – Summary of Significant Accounting Policies (Continued)

attracting deposits from the general public at its fourteen locations in New Jersey and using those deposits, together with other funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, consumer loans. The Roma bank’s subsidiary, Roma Capital Investment Company, was organized to hold investments and mortgage-backed securities. Roma Bank’s subsidiary, General Abstract and Title Agency, provides title searches and policies to its customers real estate investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions, interest-bearing deposits in other banks with original maturities of three months or less and money market funds.

Securities

Investments in debt securities that the Banks and the Investment Co. have the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income component of stockholders’ equity. The Company held no trading securities at December 31, 2008 and 2007.

Declines in the fair value of available for sale and held to maturity securities below their amortized cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Banks and Investment Co. to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Discounts and premiums are accreted/amortized to income by use of the level-yield method.

Gain or loss on sales of securities available for sale is based on the specific identification method.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and discounts.

The Banks defer loan origination fees and certain direct loan origination costs and accretes/amortizes such amounts to income using the level-yield method over the contractual lives of the related loans.

The Banks provide an allowance for the loss of uncollected interest on loans that are more than ninety days delinquent as to principal or interest. Such interest ultimately collected is credited to income in the period of recovery.

The Company originates mortgage loans and may sell the outstanding loan balance to the Federal Home Loan Bank of New York (“FHLBNY”) with servicing rights retained. Servicing rights fees, which are usually

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

based on a percentage of the outstanding principal balance of the loan, are recorded for servicing functions. The Company accounts for its transfer and servicing of financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company has determined that the fair value of the servicing rights are immaterial to the financial statements as a whole. The Company has no loans held for sale at December 31, 2008 and 2007.

Allowance for Loan Losses

It is the policy of the Banks to maintain an allowance for loan loss level sufficient to absorb probable and reasonably estimatable losses inherent in the loan portfolio. The balance in the allowance for loan losses represents management’s estimates at the given point of time, of the potential losses inherent in the institution’s outstanding and committed credit portfolio. It is based on both current judgement about the credit quality of the entire portfolio, combined with specifically identified risks on certain loans and considers all known relevant internal and external factors that may affect loan collectability.

Management’s process considers the following fundamentals in the reserve analysis: criticized and other internally identified non-performing obligations; portfolio quality, performance and trends; consideration of loans past due and potential problem loans; the results of regulatory examinations; and, current environmental conditions, such as industry, economic, geographical, and political factors.

In order to comprehensively address periodic provisioning and the resultant ALLL, the Banks utilize a multidisciplinary approach to ALLL determination. That approach considers each of the following factors: historical realized losses in the credit portfolio; delinquency trends currently experienced in the current portfolio; internal risk rating system that assigns a risk factor, and current and anticipated economic conditions that could affect borrowers’ ability to continually meet their contractual repayment obligations.

Although management believes that appropriate loan loss allowances are established, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be necessary.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting schedule principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Premises and Equipment

Premises and equipment are comprised of land, including land held for future development, land improvements, at cost, buildings and improvements and furnishings and equipment, at cost, less accumulated depreciation. Depreciation charges are computed on the straight-line method over the following estimated useful lives:

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

Years
Buildings and improvements	20 - 40
Leasehold improvements	15 - 40
Furnishings and equipment	3 - 10

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

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula. The restricted stock is carried at cost as of December 31, 2008 and 2007.

Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That lend to or Finance the Activities of others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB restricted stock as of December 31, 2008.

Bank Owned Life Insurance

Roma Bank is the beneficiary of insurance policies on the lives of certain officers, employees and directors of the Bank. This life insurance investment is accounted for using the cash surrender value method and is recorded at its net realizable value. The change in the net asset value is recorded as non-interest income.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

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

Advertising Costs

Advertising costs are expensed as incurred. The direct response advertising conducted by the Banks is immaterial and has not been capitalized.

Other Comprehensive Income

The Company records unrealized gains and losses, net of deferred income taxes, on available for sale securities in accumulated other comprehensive income. Realized gains and losses, if any, are reclassified to non-interest income upon the sale of the related securities or upon the recognition of an impairment loss. The Company has elected to report the effects of other comprehensive income in the consolidated statements of stockholders’ equity.

Other comprehensive income also includes benefit plan amounts recognized under SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This adjustment to other comprehensive income reflects, net of tax, transition obligations, prior service costs, and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of SFAS 158.

Interest Rate Risk

The Company is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to purchase securities and to make loans secured by real estate. The potential for interest rate risk exists as a result of the generally shorter duration of our interest-sensitive liabilities compared to the generally longer duration of our interest-sensitive assets. In a rising rate environment, liabilities will reprice faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of our assets and liabilities in order to measure our level of interest rate risk and to plan for future volatility.

Concentration of Risk

The Bank’s lending activity is chiefly concentrated in loans secured by real estate located in the State of New Jersey. At December 31, 2008 and 2007, Roma Bank had deposits totaling $72.9 million and $88.4 million, which were held by the Federal Home Loan Bank of New York and other financial institutions, which are not insured by the FDIC.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from us, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

pledge or exchange the transferred assets, and, (3) we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, we have entered into commitments to extend credit, including commitments under lines and letters of credit. Such financial instruments are recorded when they are funded.

Stock Compensation Plan

The Company adopted SFAS No. 123(R), “Share Based Payment” upon approval of the Roma Financial Corp. Equity Incentive Plan on April 23, 2008, and accordingly, expenses the fair value of all options granted over their vesting periods and the fair value of all share-based compensation granted over the requisite service periods.

Earnings per Common Share (“EPS)

Basic earnings per share is based on the weighted average number of common shares outstanding adjusted for Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of outstanding stock options and unvested stock awards, if dilutive, using the treasury stock method. Shares issued and reacquired during any period are weighted for the portion of the period they were outstanding.

Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, plus the net shares that would be issued related to dilutive stock options and restricted stock grants pursuant to the treasury stock method. Outstanding stock options and unvested stock awards for the year ended December 31, 2008 were not considered in the calculation of diluted earnings per share because they were anti-dilutive. There were no outstanding stock options and unvested stock awards in the years ended December 31, 2007 and 2006.

Reclassification

Certain amounts as of and for the years ended December 31, 2007 and 2006 have been reclassified to conform with the current year’s presentation.

Note 2 – Recent Accounting Pronouncements

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Recent Accounting Pronouncements (Continued)

In April 2008, the FASB issued FASB Staff Position 142-3,”Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “ Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Recent Accounting Pronouncements (Continued)

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In December 2008, the FASB issued FSP SFAS 140-4 and FASB Interpretation (FIN) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS 140-4 and FIN 46(R)-8). FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46(R) is effective for reporting periods (annual or interim) ending after December 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of this standard did not have a material impact on our consolidated financial statements.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Recent Accounting Pronouncements (Continued)

determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6,“Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Note 3 – Stock Offering and Stock Repurchase Plans

On July 11, 2006, the Company completed its public offering and began trading on NASDAQ. The net proceeds of the offering were approximately $96.1 million (gross proceeds of $98.2 million for the issuance of 9,819,562 shares, less offering costs of approximately $2.1 Million). The Company also issued 22,584,995 shares to Roma Financial Corporation, MHC and 327,318 shares to the Roma Bank Community Foundation, Inc., resulting in a total of 32,731,875 shares issued and outstanding after the completion of the offering. A portion of the proceeds were loaned to the Roma Bank Employee Stock Ownership Plan (ESOP) to purchase 811,750 shares of the Company’s stock at a cost of $8.1 million on July 11, 2006.

On August 9, 2007, the Company announced a ten percent stock repurchase plan, equivalent to 981,956 shares in the open market, based on stock availability, price and the Company’s financial performance. The repurchase was completed on August 27, 2007 at a total cost of $16.7 million, or approximately $17.01 per share.

On October 24, 2007, the Company announced a five percent stock repurchase plan equivalent to 441,880 shares. The repurchase was completed on March 18, 2008 at a total cost of $7.2 million, or approximately $16.23 per share.

On August 1, 2008, the Company announced a second five percent stock repurchase plan, equivalent to 419,786 shares. The repurchase was completed on November 21, 2008 at a total cost of $6.1 million, or approximately $14.44 per share.

During the years ended December 31, 2008, 2007 and 2006. Roma Financial Corporation, MHC waived its right, upon non-objection from the Office of Thrift Supervision, to receive cash dividends of $7.2 million, $5.4 million, and zero, respectively, declared by the Company during the year.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Real Estate Owned Via Equity Investments

In 2008, Roma Bank, together with two individuals, formed, 84 Hopewell, LLC. The LLC was formed to build a commercial office building which includes the Company’s Hopewell branch, corporate offices for the other 50% owner’s construction company and tenant space. The Company invested approximately $350,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million. The Company and the construction company both have signed lease commitments to the LLC. In accordance with FIN 46 (R) the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements. As of December 31, 2008, this variable interest entity met the requirements of FIN 46 (R) for consolidation based on the Bank being the primary financial beneficiary. This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees. As of December 31, 2008, the LLC had $4.0 million in fixed assets and a loan from Roma Bank for $3.6 million, which was eliminated in consolidation. The LLC had accrued interest to the Bank of $11 thousand at December 31, 2008 and the Bank had paid $83 thousand in rent to the LLC for the space occupied by the bank branch. Both of these amounts were eliminated in consolidation.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Securities Available for Sale

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Value
	(In Thousands)

Mortgage-backed securities	$2,963	$93	$—	$3,056

Obligations of state and political subdivisions:
One year through five years	799	2	—	801
After five years through ten years	3,944	45	—	3,989
	4,743	47	—	4,790

U.S. Government (including agencies):
One year through five years	1,999	8	—	2,007
After five years through ten years	832	30	—	862
	2,831	38	—	2,869

Corporate bond	980	—	25	955
Equity securities	3,630	—	749	2,881
Mutual fund shares	2,607	—	158	2,449

	$17,754	$178	$932	$17,000

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Value
	(In Thousands)

Mortgage-backed securities	$1,260	$32	$—	$1,292

Obligations of state and political subdivisions:
One year through five years	799	5	—	804
After five years through ten years	5,291	68	—	5,359
After ten years	3,930	35	—	3,965
	10,020	108	—	10,128

Equity securities	3,630	16	203	3,443
Mutual fund shares	2,483	—	108	2,375

	$17,393	$156	$311	$17,238

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Securities Available for Sale (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2008:
Corporate bond	$955	$25	$—	$—	$955	$25
Equity securities	—	—	2,881	749	2,881	749
Mutual funds	—	—	2,449	158	2,449	158

	$955	$25	$5,330	$907	$6,285	$932
December 31, 2007:
Equity securities	$—	$—	$3,377	$203	$3,377	$203
Mutual funds	—	—	2,375	108	2,375	108

	$—	$—	$5,752	$311	$5,752	$311

Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment. The unrealized losses on mutual funds are on shares in registered funds that invest primarily in money market instruments and short to moderate term fixed rate securities. The mutual funds were purchased for CRA credit and provide a monthly dividend. The equity securities and mutual funds are subject to market fluctuations. Both of the equity investments are investments in financial institutions which have been significantly impacted by the current national financial crisis. Both institutions have been at break even or in a gain position at various points during the last twelve months. Management believes that both the equity and mutual fund investment continue to be credit worthy and that there are no underlying financial situation that would cause concern. The Bank and Investment Co. have the intent and ability to hold these securities for a time necessary to recover the amortized cost. As of December 31, 2008, there was one mutual fund, one corporate bond and one equity security in unrealized loss positions compared to one mutual fund and one equity security in an unrealized loss position in the prior year.

Available for sale securities with total amortized cost of $5.0 million were sold during 2008 and realized a net loss of $2.6 thousand comprised of $7.1 thousand in losses and $4.5 thousand of gains. All the securities were purchased and sold by RomAsia Bank and held less than one year. No securities available for sale were sold during the years ended December 31, 2007 and 2006.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Investment Securities Held to Maturity

	December 31, 2008
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
U.S. Government (including agencies):
Within one year	$—	$—	$—	$—
After one year through five years	3,997	4	—	4,001
After five years through ten years	18,997	78	—	19,075
After ten years	44,991	94	115	44,970
	67,985	176	115	68,046

Obligations of state and political subdivisions:
After five years through ten years	1,550	72	—	1,622
After ten years	4,580	5	231	4,354
	6,130	77	231	5,976

	$74,115	$253	$346	$74,022

	December 31, 2007
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
U.S. Government (including agencies):
Within one year	$18,000	$4	$52	$17,952
After one year through five years	43,313	43	25	43,331
After five years through ten years	49,975	114	9	50,080
After ten years	11,995	60	—	12,055
	123,283	221	86	123,418

Obligations of state and political subdivisions:
After one year through five years	1,265	55	—	1,320
After ten years	3,158	6	74	3,090
	4,423	61	74	4,410

	$127,706	$282	$160	$127,828

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Investment Securities Held to Maturity (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related investments held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2008:
U.S. Government
(including agencies)	$11,883	$115	$—	$—	$11,883	$115
Obligations of state and
Political subdivisions	1,706	96	2,378	135	4,084	231

	$13,589	$211	$2,378	$135	$15,967	$346
December 31, 2007:
U.S. Government
(including agencies)	$4,812	$9	$29,923	$77	$34,735	$86
Obligations of state and
Political subdivisions	2,304	74	—	—	2,304	74

	$7,116	$83	$29,923	$77	$37,039	$160

Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment. The unrealized losses are on issues that earn interest at a fixed interest rate and unrealized losses are due to changes in market interest rates. The Bank, Investment Co. and RomAsia have the intent and ability to hold these investments for a time necessary to recover the amortized cost. As of December 31, 2008, there were 4 U.S. Government agencies, and 7 obligations of state and political subdivisions in unrealized loss positions compared to 27 and 4, respectively, in unrealized loss positions as of December 31, 2007.

There were no sales of investment securities held to maturity during the years ended December 31, 2008, 2007, and 2006.

At December 31, 2008 and 2007, approximately $61.0 million and $83.3 million, respectively, of investment securities held to maturity were callable within one year.

See Note 12 for information as to investment securities held to maturity which are pledged for borrowings.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Mortgage-Backed Securities Held to Maturity

	December 31, 2008
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)

Government National Mortgage Association	$8,888	$45	$118	$8,815
Federal Home Loan Mortgage Corporation	154,246	4,200	405	158,041
Federal National Mortgage Association	124,942	3,630	75	128,497
Collateralized mortgage obligations	13,802	205	36	13,971

	$301,878	$8,080	$634	$309,324

	December 31, 2007
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)

Government National Mortgage Association	$4,276	$39	$2	$4,313
Federal Home Loan Mortgage Corporation	84,648	579	457	84,770
Federal National Mortgage Association	47,387	451	215	47,623
Collateralized mortgage obligations	7,788	58	112	7,734

	$144,099	$1,127	$786	$144,440

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2008
Government National Mortgage Association	$4,920	$112	$188	$6	$5,108	$118
Federal Home Loan Mortgage Corporation	13,068	286	7,022	119	20,090	405
Federal National Mortgage Association	2,479	24	3,757	51	6,236	75
Collateralized mortgage obligations	3,162	36	—	—	3,162	36

	$23,629	$458	$10,967	$176	$34,596	$634

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Mortgage-Backed Securities Held to Maturity (Continued)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2007
Government National Mortgage Association	$772	$1	$165	$1	$937	$2
Federal Home Loan Mortgage Corporation	4,921	51	28,711	406	33,632	457
Federal National Mortgage Association	6,238	7	17,769	208	24,007	215
Collateralized mortgage obligations	—	—	2,740	112	2,740	112

	$11,931	$59	$49,385	$727	$61,316	$786

Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment. The unrealized losses on mortgage-backed securities relate primarily to fixed interest rate and, to a lesser extent, adjustable interest rate securities. Such losses are the result of changes in interest rates. The Bank, Investment Co. and RomAsia Bank have the intent and ability to hold these securities for a time necessary to recover the amortized cost. As of December 31, 2008, there were 50 Government National Mortgage Association, 34 Federal Home Loan Mortgage Corporation, 30 Federal National Mortgage Association, and 7 Collateralized mortgage obligations, in unrealized loss positions compared to 9, 48, 30 and 6, respectively, in unrealized loss positions as of December 31, 2007.

There were no sales of mortgage-backed securities held to maturity during the years ended December 31, 2008, 2007, and 2006.

At December 31, 2008 and 2007, mortgage-backed securities held to maturity with a carrying value of approximately $754,000 and $918,000 respectively, were pledged to secure public funds on deposit.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loans Receivable

	December 31,
	2008	2007
	(In Thousands)
Real estate mortgage loans:
Conventional 1-4 family	$230,956	$219,900
Commercial and multi-family	128,990	80,537

	359,946	300,437

Construction	28,899	37,119

Consumer:
Passbook or certificate	881	1,103
Automobile	62	24
Equity and second mortgages	133,855	130,085

	134,798	131,212

Commercial	5,762	3,918

Total Loans	529,405	472,686

Less:
Allowance for loan losses	2,223	1,602
Deferred loan fees and discounts	233	174
Loans in process	6,543	12,037

	8,999	13,813

	$520,406	$458,873

At December 31, 2008 and 2007, loans serviced for the benefit of others totaled approximately $10,188,000 and $7,291,000, respectively, which balances are excluded from the above portfolio. Roma Bank has an agreement to sell residential mortgages to the FHLBNY. The maximum to be sold under the agreement is $15.0 million and approximately $12.6 million has been sold as of December 31, 2008. The agreement includes a maximum credit enhancement of $177,500, which the Bank may be required to pay if realized losses on any of the sold mortgages exceed the amount held in the FHLB’s Spread Account. The FHLB is funding the Spread Account at 3.55% of the outstanding balance of loans sold. The Bank’s historical losses on residential mortgages have been lower than the amount being funded to the Spread Account. As such, the Bank does not anticipate recognizing any losses and accordingly has not recorded a liability for the credit enhancement. As compensation for the credit enhancement, the FHLB is paying the Bank at rates of .07% to .10% of the outstanding loan balance in the portfolio on a quarterly basis.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loans Receivable (Continued)

Roma Bank retains the servicing on the loans sold to the FHLB and receives a fee based upon the principal balance outstanding. During the years ended 2008 and 2007, the Bank recognized approximately $18,700 and $17,700, respectively, of servicing fee income.

At December 31, 2008, 2007 and 2006, nonaccrual loans for which the accrual of interest has been discontinued totaled approximately $10,308,000, $6,889,000, and $363,000, respectively. Interest income on such loans is recognized only when actually collected. During the years ended December 31, 2008, 2007 and 2006, the Bank recognized interest income of approximately $167,000, $370,000, and $12,000, respectively, on these loans. Interest income that would have been recorded had the loans been on the accrual status, would have amounted to approximately $798,000, $670,000, and $22,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Bank is not committed to lend additional funds to borrowers whose loans have been placed on nonaccrual status.

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows

	December 31,
	2008	2007
	(In Thousands)

Recorded investment in impaired loans without specific allowance	$7,865	$5,665
Recorded investment in impaired loans with specific allowance	4,178	433
Related allowance for loan losses	(520)	(178)

	$11,523	$5,920

For the years ended December 31, 2008, 2007 and 2006, the average recorded investment in impaired loans totaled approximately $9,144,000, $3,042,000, and $64,000, respectively. Interest income of approximately $448,000, $63,000, and $8,000, respectively, all recorded on the cash basis, was recognized on impaired loans during the period of impairment.

The following is an analysis of the allowance for loan losses:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)

Balance – beginning	$1,602	$1,169	$878
Provisions charged to operations	787	492	291
Recoveries	15	—	—
Losses charged to allowance	(181)	(59)	—

Balance - ending	$2,223	$1,602	$1,169

Roma Bank has granted loans to officers and directors of the Bank. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate amount of these loans at December 31, 2008 and 2007 was approximately $2,201,000 and

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Loans Receivable (Continued)

$2,337,000, respectively. During the year ended December 31, 2008, there were no new loans to a related party and repayments totaled $136,000.

Note 9 – Premises and Equipment

	December 31,
	2008	2007
	(In Thousands)

Land held for future development	$1,054	$1,054

Construction in progress	90	1,772

Land	5,428	5,428

Buildings and improvements	34,597	26,391
Accumulated depreciation and amortization	(5,288)	(4,400)

	29,309	21,991

Furnishings and equipment	9,348	7,531
Accumulated depreciation	(5,258)	(4,595)

	4,090	2,936

	$39,971	$33,181

Note 10 – Interest Receivable

	December 31
	2008	2007
	(In Thousands)

Loans receivable	$2,446	$2,166
Investment securities held to maturity	1,122	1,377
Mortgage-backed securities held to maturity	1,395	716
Securities available for sale	60	130
Other interest-earning assets	36	106

	$5,059	$4,495

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Deposits

	December 31,
	2008		2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)
Demand:
Non-interest bearing checking	$27,898	0.00%	$24,611	0.00%
Interest bearing checking	99,788	0.54%	98,481	0.54%

	127,686	0.42%	123,092	0.43%

Savings and club	204,031	1.21%	175,972	0.96%

Certificates of deposit	432,516	3.63%	351,966	4.59%

	$764,233	2.44%	$651,030	2.82%

Certificates of deposit with balances of more than $100,000 totaled approximately $119,577,000 and $89,637,000 at December 31, 2008 and 2007, respectively. At December 31, 2008, the scheduled maturities of certificates of deposit were:

2008
(In Thousands)

One year or less	$314,566
After one to two years	87,606
After two to three years	23,337
After three to four years	3,211
After four to five years	3,193
After five years	603

$432,516

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)

Demand	$539	$515	$512
Savings and club	2,049	1,691	1,717
Certificates of deposit	15,493	15,114	12,479

	$18,081	$17,320	$14,708

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Federal Home Loan Bank (“FHLBNY”) Advances and Securities Sold Under Agreements to Repurchase

At December 31, 2008 and 2007, Roma Bank had an outstanding long-term FHLBNY advance totaling $3.9 million and $5.9 million, respectively. The borrowing is at a fixed rate of 4.49% and requires monthly principal and interest payments of $186,385 with a final maturity of September 15, 2010. A schedule of the annual principal obligation is as follows (in thousands):

Year ending December 31,
2009	$2,087
2010	1,842
$$3,929

At December 31, 2008 and 2007, the Bank also had an outstanding FHLBNY advance totaling $23.0 million. The borrowing is at a fixed rate of 3.90% for ten years, maturing in 2017, callable at three years. Interest is paid quarterly.

At December 31, 2008, the Bank had a short term FHLBNY advance totaling $20.0 million maturing January 14, 2009 at a rate of .48%.

At December 31, 2008 and 2007 the advances were secured by pledges of the Bank’s investment in the capital stock of the FHLB totaling $3,479,100 and $2,465,000, respectively, and a specific pledge of investment securities held to maturity with a par value totaling $54 million and $28 million, respectively.

At December 31, 2008 and 2007, the Bank also had available to it $89,183,000 and $84,443,900, respectively, under a revolving line of credit and an additional $89,183,000 and $84,443,900, respectively, under a Companion (DRA) Commitment, both expiring July 31, 2009 with the FHLBNY. Borrowings are at the lenders cost of funds plus 0.25%. There were no outstanding borrowings under the line of credit or DRA at December 31, 2008 and 2007.

Securities sold under agreement to repurchase are treated as a financing arrangement and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at December 31, 2008. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015 with a two year call at 3.22%; $20.0 million maturing in 2015 with a three year call at 3.51%; and, $10.0 million maturing in 2018 with a five year call at 3.955%. The agreement is collateralized by securities described in the underlying agreement which are held in safekeeping at the FHLBNY. At December 31, 2008, the fair value of the securities used as collateral under the agreement was approximately $50.2 million.

Note 13 – Regulatory Capital Requirement

The Banks are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weighting, and other factors.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Regulatory Capital Requirement (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted total assets (as defined).

					To Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2008:
Total capital (to risk-weighted assets)
Roma Bank	$187,080	32.78%	›$45,653	›8.00%	$57,067	›10.00%
RomAsia Bank	$13,086	50.75	›$ 2,063	›8.00	$2,579	›10.00
Tier 1 capital (to risk-weighted assets)
Roma Bank	185,154	32.45	N/A	N/A	34,240	› 6.00
RomAsia Bank	12,946	50.20	N/A	N/A	1,547	› 6.00
Core (Tier 1) capital (to adjusted total assets)
Roma Bank	185,154	18.25	›30,432	›3.00	50,720	› 5.00
RomAsia Bank	12,946	25.40	› 1,529	›3.00	2,548	› 5.00
Tangible capital (to adjusted total assets)
Roma Bank	185,154	18.25	›15,216	›1.50	N/A	N/A
RomAsia Bank	12,946	25.40	› 765	›1.50	N/A	N/A

As of December 31, 2007: (Roma Bank)
Total capital (to risk-weighted assets)	$180,718	33.92%	›$42,620	›8.00%	$53,275	›10.00%
Tier 1 capital (to risk-weighted assets)	179,121	33.62	N/A	N/A	31,915	› 6.00
Core (Tier 1) capital (to adjusted total assets)	179,121	20.46	›26,259	›3.00	43,765	› 5.00
Tangible capital (to adjusted total assets)	179,121	20.46	›13,129	›1.50	N/A	N/A

As of June18, 2008, the most recent notification from the Office of Thrift Supervision, Roma Bank, based on its actual capital amounts at March 31, 2008, was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total, risk-based, and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. There are no conditions existing or events which have occurred since notification that management believes have changed the Banks’ category. The Office of Thrift Supervision has completed its initial review of RomAsia Bank, but as the date of this report had not yet issued its report. An institution categorized as “undercapitalized” or worse is subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on asset growth and executive compensation and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution by the applicable regulatory agencies, including requirements to raise additional capital, sell assets or sell the entire institution. Once an institution becomes “critically undercapitalized”, it must generally be placed in receivership or conservatorship within ninety days. An institution is deemed to be “critically undercapitalized” if it has a tangible equity ratio, as defined, of 2% or less.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 – Benefit Plans

Pension Plan

Roma Bank has a defined benefit pension plan covering all eligible employees. All employees who have worked for a period of one year and who have been credited with 1,000 or more hours of service are eligible to accrue benefits under the plan. The Bank’s policy is to fund the pension plan with annual contributions which equal the maximum amount deductible for federal income tax purposes. The following table sets forth the plan’s funded status and components of net periodic pension expense:

	December 31,
	2008	2007
	(In Thousands)
Change in Projected Benefit Obligation
Benefit obligation – beginning	$8,309	$8,095
Adjustment for measurement date change	216	—
Service cost	328	340
Interest cost	536	487
Actuarial (gain) loss	883	(327)
Benefits paid	(368)	(273)
Settlements	(26)	(13)

Benefit obligation – ending	9,878	8,309

Change in Plan Assets
Fair value of assets – beginning	8,423	7,582
Actual (loss) gain on plan assets	(2,487)	1,024
Employer contributions	510	291
Adjustment for fourth quarter contribution	—	(188)
Benefits paid	(368)	(273)
Settlements	(26)	(13)

Fair value of assets – ending	6,052	8,423

Funded status	$(3,826)	$114

Change in Other Comprehensive Income (Loss)
Other comprehensive loss – beginning	$(526)	$(1,316)
Adjustment for measurement date change	4	—
Amortization of prior service cost	15	43
Amortization of gain/loss	—	38
Net gain (loss) during year	(4,264)	709

Other comprehensive loss – ending	$(4,771)	$(526)
Accumulated benefit obligation	$8,606	$7,385

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 – Benefit Plans (Continued)

Pension Plan (Continued)

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Net periodic pension expense
Service cost	$328	$340	$345
Interest cost	535	488	450
Expected return on assets	(714)	(641)	(596)
Amortization of:
Unrecognized transition obligation	—	—	—
Unrecognized prior service liability	15	38	60
Unrecognized loss	—	42	67

Total pension expense	$164	$267	$326

Discount rate	6.13%	6.13%	5.88%
Long-term rate on return of plan assets	8.50%	8.50%	8.50%
Salary increase rate	4.00%	4.00%	4.00%

The Bank’s pension plan weighted-average asset allocations, by asset category, are as follows:

	December 31,	October 1,
	2008	2007
Equity securities	59%	70%
Debt securities (Bond Mutual Funds)	41	30

	100%	100%

The long term rate of return on assets assumption is based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 7% to 11%.

The Company expects to contribute at a minimum $165,000 to its pension plan in 2009.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 – Benefit Plans (Continued)

Pension Plan (Continued)

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ended December 31 as follows (in thousands):

2009	$545
2010	559
2011	569
2012	590
2013	610
2014-2018	3,516

Savings and Investment Plan (“SIP”)

Roma Bank sponsors a SIP pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees may elect to save a percentage of their compensation up to statutory limits which the Bank will match 50% of the first 6% of the employee’s contribution. The SIP expense amounted to approximately $170,000, $140,000, and $120,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

Officers’ Supplemental Executive Retirement Agreements

Roma Bank has an unfunded, non-qualified supplemental pension plan to provide supplemental pension benefits to certain senior officers of the Bank. The plan provides benefits at normal established retirement ages for the covered officers at an amount established when the plan was created in equal monthly installments per year for ten years. At December 31, 2008 and 2007 the Bank had accrued approximately $1,215,250 and $1,147,000, respectively. Expense recorded for the plan totaled approximately $68,200, $251,700 and $242,740, respectively, for the years ended December 31, 2008, 2007 and 2006. During the years ended December 31, 2008, 2007 and 2006 no payments were made to the beneficiaries.

Phantom Stock Appreciation Rights Plan

The Bank implemented a phantom stock plan, effective November 1, 2002, to reward key management and the Board of directors for achieving strategic goals of the Bank. Under the plan, the future value of units awarded to plan participants will be based upon the accumulation of future retained earnings of the Bank. The units vest equally over a ten year period and are non-forfeitable after participants have completed ten years of service with the Bank at a rate of 10% per year or age 65, whichever is earlier. At December 31, 2008 and 2007 the Bank had accrued approximately $1,271,500 and $992,558, respectively. Expense recorded for the plan totaled approximately $278,950, $132,500 and $193,970, respectively, for the years ended December 31, 2008, 2007 and 2006. During the years ended December 31, 2008, 2007 and 2006 $-0-, $-0-, and $2,700 payments were made to the beneficiaries and to individuals who terminated their employment.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Benefit Plans (Continued)

Employee Stock Ownership Plan

Effective upon completion of the Company’s initial public offering in July 2006, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees who complete a twelve-month period of employment with the Bank, have attained the age of 21 and complete at least 1,000 hours of service in a plan year. The ESOP used $8,117,500 in proceeds from a term loan obtained from the Company to purchase 811,750 shares of Company common stock. The term loan principal is payable over 60 quarterly installments through June 30, 2021. The interest rate on the term loan is 8.25%. Each year, the Bank intends to make discretionary contributions to the ESOP, which will be equal to principal and interest payments required on the term loan. The loan may be further repaid with dividends paid, if any, on the unallocated Company common stock owned by the ESOP.

Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants. Contributions to the ESOP and shares released from the suspense account are to be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.

The ESOP is accounted for in accordance with Statement of Position 93-6, “Accounting for Employee Stock Ownership Plans,” which was issued by the American Institute of Certified Public Accountants. Accordingly, ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a quarterly basis, 13,529 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense for the years ended December 31, 2008, 2007 and 2006 was approximately $796,000, $877,000, $414,000. The status of Company shares in the ESOP at December 31, 2008 and 2007 is as follows:

	2008	2007
Allocated shares	81,174	27,058
Shares committed to be released	54,116	54,116
Unearned shares	676,460	730,576

Total ESOP Shares	811,750	811,750

Fair value of unearned shares	$8,516,631	$11,462,737

Equity Incentive Plan

At the Annual Meeting held on April 23, 2008, stockholders of the Company approved the Roma Financial Corporation 2008 Equity Incentive Plan for the employees of Roma Bank. On June 25, 2008, directors, senior officers and certain employees of the Company were granted an aggregate of 820,000 stock options and awarded 222,000 shares of restricted stock.

The 2008 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. The Company has reserved 1,292,909 shares of common stock for issuance upon the exercise of options granted under the 2008 Plan and 517,164 shares for grants of restricted stock. The Plan will terminate ten years from the grant date. Options will be granted with an exercise price not less than the

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Benefit Plans (Continued)

Equity Incentive Plan

Fair Market Value of a share of Common Stock on the date of the grant. Options may not be granted for a term greater than ten years. Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code. The number of shares available under the 2008 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At December 31, 2008, there were 472,909 shares available for option grants under the 2008 Plan and 295,164 shares available for grants of restricted stock.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Benefit Plans (Continued)

Equity Incentive Plan

The following is a summary of the status of the Company’s stock option activity and related information for the nine months ended December 31, 2008:

Weighted
		Weighted	Avg.
	Number of	Avg.	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Balance at January 1, 2008	—	—

Granted	820,000	$13.67
Exercised	—	—
Forfeited	—	—

Balance at December 31, 2008	820,000	$13.67	9.5 years	$—

Exercisable at December 31, 2008	—		N/A	N/A

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

The following is a summary of the status of the Company’s restricted shares as of December 31, 2008 and changes during the nine months ended December 31, 2008:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at January 1, 2008	—	—

Granted	222,000	$13.67
Forfeited	—	—
Vested	—	—
Non-vested restricted shares at December 31, 2008	222,000	$13.67

Stock option and stock award expenses included within compensation expense were $626,000 for the year ended December 31, 2008, with a related tax benefit of $250,000. At December 31, 2008, there was approximately $5.4 million of unrecognized cost related to outstanding stock options and restricted shares, which will be recognized over a period of approximately 4.5 years.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Benefit Plans (Continued)

Stock Warrants

RomAsia Bank issued warrants to purchase 150,500 shares of RomAsia Common Stock (the “warrants”), bearing an exercise price of $10.00 per share, to the Founding Stockholders who subscribed initially for 150,500 shares of Common Stock and provided $1,505,000 to pay RomAsia’s organizational expenses. The warrants were issued on June 23, 2008.

The warrants will become exercisable in three equal installments of the first, second and third anniversaries after their respective dates of issuance. Warrants will be convertible into one share of Common Stock and will be transferable only in compliance with the Securities Act of 1933, as amended,and applicable state securities laws. RomAsia may redeem the Warrants at a price of $1.00 per Warrant at any time after January 1, 2012 upon 60 days prior written notice to the holders thereof.

The Warrants provide that, in the event that RomAsia’s capital falls below certain minimum requirements, the FDIC or the OTS may require RomAsia to notify the holders of the Warrants that such holders must exercise the Warrants within 30 days of such notice, or such longer period as the FDIC or OTS may prescribe, or forfeit all rights to purchase shares of Common Stock under the Warrants after the expiration of such period.

The Warrants expire ten years after being issued. In the event a holder fails to exercise the Warrants prior to their expiration, the Warrants will expire and the holder thereof will have no further rights with respect to the Warrants.

The fair value of each Warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected life	6.0 years
Risk-free rate	3.39%
Volatility	22.47%
Dividend yield	0.00%
Fair Value	$ 3.02

The Warrant expense for minority shareholders, (10.45% ownership), in 2008 was $8.3 thousand, and related deferred taxes were recorded at $3.9 thousand. The Warrant expense for the majority shareholder, Roma Financial Corporation, was properly eliminated in consolidation.

Note 15 – Income Taxes

The Banks qualify as a thrift institutions under the provisions of the Internal Revenue Code and therefore must calculate its tax bad debt deduction using either the experience or specific charge off method. If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Income Taxes (Continued)

The components of income taxes are summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Current tax expense:
Federal income	$2,182	$3,293	$3,126
State income	633	652	568
	2,815	3,945	3,694
Deferred tax expense (benefit):
Federal income	(879)	211	(1,100)
State income	(255)	(124)	(301)
	(1,134)	87	(1,401)
Valuation allowance	509	102	101

	$2,190	$4,134	$2,394

The following table presents a reconciliation between reported income taxes and the income taxes which would be computed by applying the federal income tax rate of 35% to income before income taxes:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)

Federal income tax	$2,277	$3,929	$2,675
Increases (reductions) in taxes resulting from:
New Jersey income tax, net of federal income tax effect	297	348	176
Tax exempt interest on obligations of state and political subdivisions	(177)	(172)	(164)
Bank owned life insurance	(233)	(210)	(191)
Surtax exemption	(100)	(100)	(100)
Other items, net	(383)	237	(103)
	1,681	4,032	2,293
Valuation allowance	509	102	101

Total income tax expense	$2,190	$4,134	$2,394

Effective income tax rate	32.7%	36.8%	31.3%

The effective income tax rate represents total income tax expense divided by income before income taxes. The Investment Co. commenced operations in 2004. Under New Jersey tax law, the Investment Co. is subject to a 3.6% state income tax rate as compared to the 9.0% tax rate to which the Company and Bank are subject. The presence of the Investment Co. during the years ended December 31, 2008 and 2007, resulted in income

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Income Taxes (Continued)

tax savings of approximately $425,000 and $405,000, respectively, and reduced the consolidated effective income tax rate by 4.8% and 4.8%, respectively.

The Company established a valuation allowance for the state income taxes for the benefit to be derived from the utilization of the state net operating loss carry forward for prior years for Roma Bank and for a contribution carry forward for Roma Financial Corporation.

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(In Thousands)

Stock based compensation	$273	$—
Deferred loan fees	17	22
Allowance for loss on loans and other reserves	896	641
Uncollected interest and late fees	261	132
Retirement benefits	1,069	856
Accumulated other comprehensive income-Pension	1,908	210
Charitable contributions	462	664
ESOP	253	149
Unrealized loss on securities available for sale	196	56
State net operating loss carry forward	509	—
Other items	643	102
	6,487	2,832
Valuation allowance	(712)	(203)
Total Deferred Tax Assets	5,775	2,629

Goodwill and other items	(61)	(42)
Pension expense	(341)	(331)
Depreciation	(1,386)	(759)
Capitalized interest	(184)	(171)
Other items	(23)	(9)
Total Deferred Tax Liabilities	(1,995)	(1,312)

Net Deferred Tax Assets	$3,780	$1,317

Roma Bank has approximately $8.1 million of carry forward losses for the State of New Jersey expiring as follows: 2013 $.7 million; 2014 $1.7 million; and 2015 $5.7 million. A valuation allowance of $712 thousand has been established for these amounts. General Abstract has a $73 thousand carry forward loss with the State of New Jersey for which no valuation allowance has been established. RomAsia Bank has a $2.4 million carry forward loss with the State of New Jersey expiring in 2015 for which no valuation allowance has been established.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Commitments and Contingencies

The Banks are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At December 31, 2008 and 2007 Roma Bank had stand by letters of credit of $8.9 million and $9.9 million, respectively.

The Banks exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

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

The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but primarily includes residential and income-producing real estate.

Commitments to purchase securities are contracts for delayed delivery of securities in which the seller agrees to make delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest.

The Banks had loan origination commitments outstanding as follows:

	December 31,
	2008		2007
	Rate Range	Amount	Rate Range	Amount
	(Dollars In Thousands)

Mortgage loans	5.500% to 5.815%	$967	6.125% to 6.375%	$656

Equity loans:	4.990% to 6.250%	395	5.99% to 7.25%	3,706

		$1,362		$4,362

At December 31, 2008 and 2007, undisbursed funds from approved lines of credit under a homeowners’ equity lending program amounted to approximately $39,260,000 and $33,087,000, respectively. The interest rate charged for any month on funds disbursed under this program is prime plus 1.50% to prime less .50%. At December 31, 2008 and 2007, undisbursed funds from approved commercial lines of credit, both secured

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Commitments and Contingencies (Continued)

and unsecured, amounted to approximately $34,400,000 and $25,214,000, respectively. The interest rates charged on funds disbursed under this program range from prime to prime plus 4.25%. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Roma Bank has non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2008: (In thousands)

Years Ended December 31:

2009	$ 437
2010	440
2011	442
2012	447
2013	464
Thereafter	6,485
Total Minimum Payments Required	$8,715

Included in the total required minimum lease payments is $1,957,000 of payments to the “LLC” a variable interest entity in which the Company hold a 50% ownership interest The Company eliminated these payments in consolidation.

The Company and its subsidiaries, from time to time, may be party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material effect on the consolidated financial statements.

Note 17 – Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities,

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Fair Value of Financial Instruments (continued)

except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Company only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009. In October 2008, the FASB issued FASB Staff Position 157-3,Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s December 31, 2008 consolidated financial statements. The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the financial statements.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

	(Level 1)
	Quoted Prices	(Level 2)
	In Active	Significant	(Level 3)	Total Fair
	Markets for	Other	Significant	Value
	Identical	Observable	Unobservable	December 31,
Description	Assets	Inputs	Inputs	2008

Securities available for sale	$ --	$17,000	$ --	$17,000

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Fair Value of Financial Instruments (continued)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2008
	(In Thousands)

Impaired loans	$—	$—	$—	$11,523

As discussed above, the Banks have delayed its disclosure requirements of non-financial assets and liabilities. Certain real estate owned with write-downs subsequent to foreclosure are carried at fair value at the balance sheet date for which the Bank has not yet adopted the provisions of SFAS 157.

The following information should not be interpreted as an estimate of the fair value of the Banks since a fair value calculation is only provided for a limited portion of the Banks’ assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Banks’ disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Banks’ financial instruments at December 31, 2008 and 2007:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Fair Value of Financial Instruments (continued)

and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under FASB Statement No. 114,Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $12,043 net of a valuation allowance of $520 thousand.

Federal Home Loan Bank Stock (Carried at Cost)

The carrying amount of this restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank of New York Advance and Securities Sold Under Agreements to Repurchase (Carried at Cost)

Fair values of FHLB advances and securities sold under agreements to repurchase are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Fair Value of Financial Instruments (continued)

Fair values for the Bank’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of December 31, 2008 and 2007.

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation sale. Significant estimates were used to develop fair value data. Fair value estimates, methods and assumptions are set forth below.

The carrying amounts and estimated fair values of financial instruments are as follows:

	December 31,
	2008		2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$80,419	80,419	$95,302	95,302
Securities available for sale	17,000	17,000	17,238	17,238
Investment securities held to maturity	74,115	74,022	127,706	127,828
Mortgage-backed securities held to maturity	301,878	309,324	144,099	144,440
Loans receivable	520,406	528,016	458,873	461,735
Federal Home Loan Bank of New York Stock	3,479	3,479	2,465	2,465
Interest receivable	5,059	5,059	4,495	4,495

Financial liabilities:
Deposits	764,233	763,839	651,030	650,535
Federal Home Loan Bank of New York Advances	46,929	50,929	28,940	28,795
Securities sold under agreements to repurchase	40,000	45,309	—	—
Accrued interest payable	1,605	1,605	1,853	1,853

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Fair Value of Financial Instruments (continued)

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

Note 18 – Comprehensive Income

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	Year Ended December 31,
	2008	2007
	(In Thousands)
Net unrealized (loss) on securities available for sale	$(754)	$(155)
Tax effect	196	56
Net of tax amount	(558)	(99)

Adjustments in applying SFAS No. 158- pension liability	(4,771)	(525)
Tax effect	1,908	210
Net of tax amount	(2,863)	(315)

Accumulated other comprehensive loss	$(3,421)	$(414)

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Comprehensive Income (Continued)

The components of other comprehensive income (loss) and their related tax effects are presented in the following table:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Unrealized holding gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the year	$(599)	$77	$(230)
Net unrealized gains (losses) on securities available for sale	(599)	77	(230)
Defined benefit pension plan:
Pension losses	(4,264)	748	—
Prior service cost	(15)	43	—
Adjustment for measurement date change	4	—	—
Net change in defined benefit pension plan liability	(4,275)	791	—
Other comprehensive income before taxes	(4,874)	868	(230)
Tax effect	1,867	(372)	72

Other comprehensive income (loss)	$(3,007)	$496	$(158)

Note 19 – Adoption of Emerging Issues Task Force (“EITF”) Issue No. 06-4

Effective January 1, 2008, the Company changed its accounting policy for endorsement split-dollar life insurance arrangements and recognized a cumulative-effect adjustment to retained earnings totaling $318 thousand related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” In addition, the benefit expense recorded in the year ended December 31, 2008 was $83 thousand due to the adoption of EITF 06-4.

Note 20 – Parent Only Financial Information

The consolidated earnings of the subsidiaries are recognized by the Company using the equity method of accounting. Accordingly, the consolidated earnings of the subsidiaries are recorded as an increase in the Company’s investment in the subsidiaries. The following are the condensed financial statements for the Company (Parent Company only) as December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Parent Only Financial Information (Continued)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2008	2007
	(In Thousands)
Assets
Cash and amounts due from depository institutions	$2,651	$13,466
Investment in subsidiaries	196,531	180,578
Securities available for sale	2,813	3,425
Securities held to maturity	—	10,999
Mortgage backed securities held to maturity	—	1,708
ESOP loan receivable	7,353	7,677
Premises and equipment	3,364	355
Other assets	747	1,102

	$213,459	$219,310
Liabilities and Stockholders’ Equity

Other Liabilities	$813	$528
Minority interest in RomAsia	1,273	479
Stockholders’ equity	211,373	218,303
	$213,459	$219,310

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(In Thousands

Interest income	$1,150	$2,346	$1,288
Equity in undistributed earnings of the subsidiaries	4,105	5,948	6,531
	5,255	8,294	7,819

Other expenses	313	350	3,461
Income before income tax	4,942	7,944	4,358
Income tax (benefit)	450	851	(890)
Net income before minority interest	4,492	7,093	5,248
Minority interest	176	123	—

Net Income	$4,668	$7,216	$5,248

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Parent Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
		(In Thousands)
Cash Flows from Operating Activities
Net income	$4,668	$7,216	$5,248
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of the subsidiaries	(4,899)	(6,427)	(6,531)
(Increase) decrease in other assets	502	(7)	(1,689)
Net change in minority interest	794	479	—
Increase in other liabilities	214	(38)	38

Net Cash Provided by (used in) Operating Activities	1,279	1,223	(2,934)

Cash Flows Provided by Financing Activities
Loan to ESOP	—	—	(8,117)
Repayment of loan to ESOP	324	299	141
Purchase of
Available for sale securities	—	—	(3,580)
Held to maturity securities	—	(6,000)	(4,999)
Mortgage backed securities held to maturity	—	(1,708)	—
Sale, call or repayment of:
Held to maturity securities	10,999	—	—
Mortgage backed securities held to maturity	1,708	—	—
Additions to premises and equipment	(3,009)	(355)	—
Net Cash Provided by (used in) Investing Activities	10,022	(7,764)	(16,555)

Cash Flows Provided by Financing Activities
Distribution from(contribution to) subsidiary	—	12,000	(48,035)
Additional contribution to subsidiary	(12,529)	(255)	—
Purchase of treasury stock	(7,143)	(22,792)	—
Issuance of common stock	—	—	99,398
Dividends paid to minority shareholders	(2,444)	(1,620)	—
Net cash provided by (used in) Financing Activities	(22,116)	(12,667)	51,363

Net Increase (Decrease) in Cash and Cash Equivalents	(10,815)	(19,208)	31,874

Cash and Cash Equivalents - Beginning	13,466	32,674	800
Cash and Cash Equivalents - Ending	$2,651	$13,466	$32,674

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands)
Interest income	$11,583	$11,647	$11,996	$12,869
Interest expense	4,895	4,750	4,835	5,240

Net Interest Income	6,688	6,897	7,161	7,629

Provision for loan losses	147	213	160	267

Net Interest Income after Provision for Loan Losses	6,541	6,684	7,001	7,362

Non-interest income	981	1,089	1,153	1,006
Non-interest expenses	5,697	6,197	6,379	6,847

Income before Income Taxes	1,825	1,576	1,775	1,521

Income taxes	610	501	765	314

Net Income after tax	1,215	1,075	1,010	1,207

Loss to minority shareholders	51	90	(21)	41

Net Income	$1,266	$1,165	$989	$1,248

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands)
Interest income	$11,151	$11,407	$11,614	$11,597
Interest expense	4,162	4,313	4,452	4,856

Net Interest Income	6,989	7,094	7,162	6,741

Provision for loan losses	158	68	141	125

Net Interest Income after Provision for Loan Losses	6,831	7,026	7,021	6,616

Non-interest income	891	1,047	932	1,191
Non-interest expenses	4,918	5,195	4,964	5,251

Income before Income Taxes	2,804	2,878	2,989	2,556

Income taxes	985	1,017	1,125	1,007

Net Income after tax	1,819	1,861	1,864	1,549

Loss to minority shareholders	—	68	20	35

Net Income	$1,819	$1,929	$1,884	$1,584

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized a of March 9, 2009.

ROMA FINANCIAL CORPORATION
/s/ Peter A. Inverso
	By:	Peter A. Inverso President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below on March 9, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Peter A. Inverso		/s/ Maurice T. Perilli
Peter A. Inverso President and Chief Executive Officer (Principal Executive Officer)		Maurice T. Perilli Chairman of the Board and Executive Vice President

/s/ Alfred DeBlasio
Simon H. Belli Director		Alfred DeBlasio Director

/s/ Louis A. Natale
Louis A. Natale Director		Rudolph A. Palombi Director

/s/ Robert H. Rosen		/s/ Michele N. Siekerka
Robert H. Rosen Director		Michele N. Siekerka Director

/s/ Sharon L. Lamont
Sharon L. Lamont Chief Financial Officer (Principal Financial and Accounting Officer)