Form 10-Q
period 2009-03-31
ROMA FINANCIAL CORP
filed 2009-04-30
CIK 1355823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

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

Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, April 30, 2009:

$0.10 par value common stock - 30,888,253 shares outstanding

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition	2
	at March 31, 2009 and December 31, 2008 (Unaudited)

	Consolidated Statements of Income for the Three Months Ended	3
	March 31, 2009 and 2008 (Unaudited)

	Consolidated Statements of Changes in Stockholders’ Equity for the Three	4
	Months Ended March 31, 2009 and 2008 (Unaudited)

	Consolidated Statements of Cash Flows for the Three Months	5
	Ended March 31, 2009 and 2008 (Unaudited)

	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of	18
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	24

Item 4:	Controls and Procedures	25

PART II - OTHER INFORMATION		25

Item 1:	Legal Proceedings
	Financial Condition and Results of Operations

Item 2:	Risk Factors

Item 3:	Defaults Upon Senior Securities

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		26

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands, except for share data)
ASSETS

Cash and amounts due from depository institutions	$7,998	$7,476
Interest-bearing deposits in other banks	28,379	11,500
Money market funds	84,168	61,443
Cash and Cash Equivalents	120,545	80,419

Investment securities available for sale(“AFS”) at fair value	29,149	17,000
Investment securities held to maturity(“HTM”) at amortized cost (fair value of $125,918 and $74,022, respectively)	126,105	74,115
Mortgage-backed securities held to maturity at amortized cost (fair value of $294,984 and $309,324, respectively)	284,735	301,878
Loans receivable, net of allowance for loan losses $2,583 and $2,223, respectively	528,496	520,406
Real estate owned via equity investment	4,113	4,033
Premises and equipment	39,859	39,971
Federal Home Loan Bank of New York stock	2,606	3,479
Accrued interest receivable	4,870	5,059
Bank owned life insurance	23,566	23,326
Other assets	7,315	7,409
Total Assets	$1,171,359	$1,077,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits:
Non-interest bearing	$29,899	$27,898
Interest bearing	816,886	736,335
Total deposits	846,785	764,233
Federal Home Loan Bank of New York advances	26,412	46,929
Securities sold under agreements to repurchase	40,000	40,000
Securities purchased and not settled	30,000	—
Advance payments by borrowers for taxes and insurance	2,529	2,398
Accrued interest payable and other liabilities	11,762	10,519
Total Liabilities	957,488	864,079

Stockholders’ Equity
Common stock, $0.10 par value, 45,000,000 shares authorized, 32,731,875 shares issued; 30,888,253 shares outstanding.	3,274	3,274
Paid-in capital	98,615	98,294
Retained earnings	150,221	149,926
Unearned shares held by Employee Stock Ownership Plan	(6,629)	(6,765)
Treasury stock, 1,843,622 shares	(29,935)	(29,935)
Accumulated other comprehensive (loss)	(3,307)	(3,421)
Total Roma Financial Corporation stockholders’ equity	212,239	211,373
Noncontrolling interest	1,632	1,643
Total Stockholders’ Equity	213,871	213,016
Total Liabilities and Stockholders’ Equity	$1,171,359	$1,077,095

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except for share and per share data)
INTEREST INCOME
Loans	$7,312	$7,278
Mortgage-backed securities held to maturity	3,893	1,962
Investment securities held to maturity	861	1,151
Securities available for sale	155	157
Other interest-earning assets	338	1,035
Total Interest Income	12,559	11,583

INTEREST EXPENSE
Deposits	4,653	4,608
Borrowings	645	287
Total Interest Expense	5,298	4,895

Net Interest Income	7,261	6,688

PROVISION FOR LOAN LOSSES	367	147

Net Interest Income after Provision for Loan Losses	6,894	6,541

NON-INTEREST INCOME
Commissions on sales of title policies	242	208
Fees and service charges on deposits and loans	359	333
Income from bank owned life insurance	283	213
Net gain from sale of mortgage loans originated for sale	29	—
Other	184	227
Total Non-Interest Income	1,097	981

NON-INTEREST EXPENSE
Salaries and employee benefits	4,042	3,389
Net occupancy expense of premises	760	602
Equipment	644	479
Data processing fees	388	348
Advertising	172	212
Other	718	667
Total Non-Interest Expense	6,724	5,697

Income Before Income Taxes	1,267	1,825

INCOME TAXES	383	610

Net income	884	1,215

Plus: net loss attributable to the noncontrolling interest	11	51

Net Income attributable to Roma Financial Corporation	$895	$1,266

Net income attributable to Roma Financial Corporation per common share
Basic and Diluted	$.03	$.04
Dividends Declared Per Share	$.08	$.08

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Diluted	30,636,239	36,644,918

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

				Retained	Unearned	Accumulated
				Earnings	Shares	Other
	Common Stock		Paid-In	Substantially	Held by	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Capital	Restricted	ESOP	(Loss)	Stock	Interest	Total
Balance December 31, 2007	31,388	$3,274	$97,405	$148,136	$(7,306)	$(414)	$(22,792)	$479	$218,782
Comprehensive income:
Net income for the three months
ended March 31, 2008				1,266				(51)	1,215

Other comprehensive income
net of taxes:
Unrealized loss on available for sale						(78)			(78)
securities net of income taxes of $(48)
Pension cost, net of income taxes of $(16)				(27)		7			(20)
Refund of noncontrolling capital								(43)	(43)
Total comprehensive income									1,074
Adoption of EITF 06-4				(318)					(318)
Treasury stock repurchased	(80)						(1,080)		(1,080)
Dividends declared				(649)					(649)
ESOP shares earned			64		135				199
Balance March 31, 2008	31,308	$3,274	$97,469	$148,408	$(7,171)	$(485)	$(23,872)	$385	$218,008

Balance December 31, 2008	30,888	$3,274	$98,294	$149,926	$(6,765)	$(3,421)	$ (29,935)	$1,643	$213,016
Comprehensive income:
Net income for the three months
ended March 31, 2009				895				(11)	884
Other comprehensive income net of taxes:
Unrealized loss on available for sale securities net of income taxes of $81						114			114
Total comprehensive income									998
Dividends declared				(600)					(600)
Stock-based compensation			300						300
ESOP shares earned			21		136				157
Balance March 31, 2009	30,888	$3,274	$98,615	$150,221	$(6,629)	$(3,307)	$(29,935)	$1,632	$213,871

See notes to consolidated financial statements

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$895	$1,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	490	369
Stock-based compensation	300	—
Amortization of premiums and accretion of discounts on securities	(60)	69
Accretion of deferred loan fees and discounts	(11)	—
Net gain on sale of mortgage loans originated for sale	(29)	—
Mortgage loans originated for sale	(2,885)	—
Proceeds from sales of mortgage loans originated for sale	2,913	—
Provision for loan losses	367	147
ESOP shares earned	157	199
Decrease in accrued interest receivable	189	287
Increase in cash surrender value of bank owned life insurance	(240)	(169)
(Increase) decrease in other assets	12	(872)
(Decrease) in accrued interest payable	(51)	(398)
Change in noncontrolling interest, net	(11)	(51)
Increase (decrease) in other liabilities	1,295	(219)
Net Cash Provided by Operating Activities	3,331	628

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal repayments of securities available for sale	1,297	2,109
Purchases of securities available for sale	(13,250)	(31)
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	30,000	99,358
Purchases of investment securities held to maturity	(51,982)	(32,039)
Principal repayments on mortgage-backed securities held to maturity	17,196	6,829
Purchases of mortgage-backed securities held to maturity	—	(47,941)
Net increase in loans receivable	(8,446)	(9,568)
Additions to premises and equipment and real estate owned via equity investment	(460)	(4,521)
Redemption of Federal Home Loan Bank of New York stock	873	22
Net Cash (Used in) Provided by Investing Activities	(24,772)	14,218

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	82,553	15,459
Increase in advance payments by borrowers for taxes and insurance	131	8
Dividends paid to minority stockholders of Roma Financial Corp.	(600)	—
Redemption of Federal Home Loan Bank of New York advances	(20,517)	(494)
Refund of minority capital	—	(43)
Purchases of treasury stock	—	(1,080)

Net Cash Provided by Financing Activities	61,567	13,850

Net Increase in Cash and Cash Equivalents	40,126	28,696

CASH AND CASH EQUIVALENTS - BEGINNING	80,419	95,302

CASH AND CASH EQUIVALENTS - ENDING	$120,545	$123,998

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)

(Unaudited)

	Three Months Ended March 31,
	2009	2008

SUPPLEMENTARY CASH FLOWS INFORMATION
Income taxes paid, net	$—	$1,000
Interest paid	$5,349	$5,271
Securities purchased and not settled	$30,000	—

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE A – ORGANIZATION

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three month periods ended March 31, 2009 and 2008. The results of operations for the three month periods ended March 31, 2009 is not necessarily indicative of the results which may be expected for the entire fiscal year or other interim periods.

The December 31, 2008 data in the consolidated statements of financial condition was derived from the Company’s audited consolidated financial statements for that date. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’ equity and cash flows should be read in conjunction with the 2008 audited consolidated financial statements for the year ended December 31, 2008, including the notes thereto included in the Company’s Annual Report on Form 10-K.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks’ allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of March 31, 2009, on the Company’s consolidated financial position or results of operations.

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

Outstanding stock options and restricted stock grants for the three months ended March 31, 2009 were not considered in the calculation of diluted earnings per share because they were antidilutive. There were no outstanding stock options or unvested stock awards for the three months ended March 31, 2008.

NOTE E – STOCK BASED COMPENSATION

Equity Incentive Plan

At the Annual Meeting held on April 23, 2008, stockholders of the Company approved the Roma Financial Corporation 2008 Equity Incentive Plan. On June 25, 2008 directors, senior officers and certain employees of the Company were granted, in the aggregate, 820,000 stock options and awarded 222,000 shares of restricted stock.

The 2008 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. The Company has reserved 1,292,909 shares of common stock for issuance upon the exercise of options granted under the 2008 Plan and 517,164 shares for grants of restricted stock. The Plan will terminate in ten years from the grant date. Options will be granted with an exercise price not less than the Fair Market Value of a share of Common Stock on the date of the grant. Options may not be granted for a term greater than ten years. Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code. The number of shares available under the 2008 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At March 31, 2009, there were 472,909 shares available for option grants under the 2009 Plan and 295,164 shares available for grants of restricted stock.

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payments”. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123 (R) requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

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

Restricted shares, granted on June 25, 2008, vest over a five year service period, management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period of the awards of five years. The number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the restricted shares under the Company’s restricted stock plan.

Stock option and stock award expenses included with compensation expense was $300,000 for the three months ended March 31, 2009 and zero for three months ended March 31, 2008, with a related tax benefit of $118,741 and zero respectively. At March 31, 2009, approximately $5.1 million of unrecognized cost, related to outstanding stock options and restricted shares, which will be recognized over a period of approximately 4.25 years.

Employee Stock Ownership Plan

Roma Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements defined in the plan. The ESOP trust purchased 811,750 shares of common stock as part of the stock offering using proceeds from a loan from the Company. The total cost of the shares purchased by the ESOP trust was $8.1 million, reflecting a cost of $10 per share. Roma Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears an interest rate of 8.25% with principal and interest payable in equal quarterly installments over a fifteen year period. The loan is secured by the shares of the stock purchased.

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Roma Bank made its first loan payment in October 2006. As of March 31, 2009 there were 662,931 unearned shares. The Company’s ESOP compensation expense was $157 thousand and $199 thousand, respectively, for the three months ended March 31, 2009 and 2008.

NOTE F- REAL ESTATE OWNED VIA EQUITY INVESTMENTS

In 2008, Roma Bank, together with two individuals, formed 84 Hopewell, LLC. The LLC was formed to build a commercial office building which includes the Bank’s Hopewell branch, corporate offices for the other 50% owners’ construction company and tenant space. Roma Bank invested approximately $350,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million. Roma Bank and the construction company both have signed lease commitments to the LLC. With the adoption of FIN 46 (R) the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements. As of March 31, 2009 and December 31, 2008, this variable interest entity met the requirements of FIN 46 (R) for consolidation based on Roma Bank being the primary financial beneficiary. This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees. As of March 31, 2009, the LLC had $4.1 million in fixed assets and a loan from Roma Bank for $3.6 million, which was eliminated in consolidation. The LLC had accrued interest payable to the Bank of $11 thousand at March 31, 2009 and during the three months then ended the Bank had paid $25 thousand in rent to the LLC. Both of these amounts were eliminated in consolidation. Roma Bank’s 50% share of the LLC’s gain for the three months ended March, 2009 was $1 thousand.

NOTE G – INVESTMENT SECURITIES

The following tables set forth the composition of our securities portfolio as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available for sale:
Mortgage-backed securities	$10,313	$10,484	$2,963	$3,056
Obligations of state and local political subdivisions	8,312	8,364	4,743	4,790
U.S. Government Obligations	3,832	3,915	2,831	2,869
Corporate Bond	982	906	980	955
Equity Shares	3,630	2,948	3,630	2,881
Mutual Fund Shares	2,640	2,532	2,607	2,449
Total	$29,709	$29,149	$17,754	$17,000

	March 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investments securities held to maturity:
US Government Obligations	$119,975	$119,882	$67,985	$68,046
Obligations of state and local political subdivisions	6,130	6,036	6,130	5,976
Total	$126,105	$125,918	$74,115	$74,022

	March 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities held to maturity:
GNMA	$8,268	$8,311	$8,888	$8,815
FHLMC	144,322	149,195	154,246	158,041
FNMA	118,947	123,977	124,942	128,497
Collateralized Mortgage Obligations’s	13,198	13,501	13,802	13,971
Total	$284,735	$294,984	$301,878	$309,324

Securities held as available for sale have been adjusted to fair value at March 31, 2009 and December 31, 2008. Investment securities held to maturity and mortgage-backed securities held to maturity are recorded at amortized cost. The decline in fair values of held to maturity investments is due to interest rate changes, not credit risk. The Company has the ability to, and intends to, hold the investments until maturity. Therefore, no impairment has been recorded.

Management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The available for sale equity securities currently have unrealized losses at March 31, 2009 of approximately $682 thousand. At December 31, 2008 the equity securities available for sale had unrealized losses of approximately $749 thousand. The available for sale corporate bonds had an unrealized loss at March 31, 2009 of $76 thousand compared to $25 thousand at December 31, 2008. The available for sale mutual funds are a CRA investment and currently have an unrealized loss of approximately $108 thousand. They have been in a loss position for the last two years with the greatest unrealized loss being approximately $184 thousand. Management does not believe the equity or mutual fund securities available for sale are impaired due to reasons of credit quality. Accordingly, as of March 31, 2009, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statements.

Approximately $97.3 million of securities held to maturity are pledged as collateral for FHLB advances and borrowings at March 31, 2009.

NOTE H - LOANS RECEIVABLE, NET

Loans receivable, net at March 31, 2009 and December 31, 2008 were comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008
Real estate mortgage loans:
Conventional 1-4 family	$237,260	$230,956
Commercial and multi-family	147,354	128,990
	384,614	359,946
Construction	12,946	28,899
Consumer:
Equity and second mortgages	131,039	133,855
Other	974	943
	132,013	134,798
Commercial	6,249	5,762

Total loans	535,822	529,405
Less:
Allowance for loan losses	2,583	2,223
Deferred loan fees	287	233
Loans in process	4,456	6,543
	7,326	8,999
Total loans receivable, net	$528,496	$520,406

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

	March 31,	December 31,
	2009	2008
	(In Thousands)

Recorded investment in impaired loans without specific allowance	$8,962	$9,265
Recorded investment in impaired loans with specific allowance	2,778	2,778
Related allowance for loan losses	(590)	(520)
	$11,150	$11,523

NOTE I - DEPOSITS

A summary of deposits by type of account as of March 31, 2009 and December 31, 2008 is as follows (dollars in thousands):

	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand:
Non-interest bearing checking	$29,899	0.00%	$27,898	0.00%
Interest bearing checking	106,405	0.58%	99,788	0.54%
	136,304	0.45%	127,686	0.42%
Savings and club	224,487	1.18%	204,031	1.21%
Certificates of deposit	485,994	3.28%	432,516	3.63%
Total	$846,785	2.27%	$764,233	2.44%

At March 31, 2009, the Company had contractual obligations for certificates of deposit that mature as follows (in thousands):

One year or less	$ 380,025
After one to three years	97,749
After three years	8,220
Total	$ 485,994

NOTE J – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of March 31, 2009 and December 31, 2008 (in thousands):

	Estimated
	Useful	March 31,	December 31,
	Lives	2009	2008
Land for future development	-	$1,054	$1,054
Construction in progress	-	138	90
Land and land improvements	-	5,428	5,428
Buildings and improvements	20-50 yrs	34,860	34,597
Furnishings and equipment	3-10 yrs.	9,396	9,348
Total premises and equipment		50,876	50,517
Accumulated depreciation		11,017	10,546
Total		$39,859	$39,971

NOTE K – FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At March 31, 2009 and December 31, 2008, the Bank had outstanding Federal Home Bank of New York (FHLBNY) advances as follows (dollars in thousands):

	March 31, 2009		December 31, 2008
		Interest		Interest
	Amount	Rate	Amount	Rate

Maturing:
September 15, 2010	$3,412	4.49%	$ 3,929	4.49%

Scheduled principal payments are follows (in thousands):

One year or less	$ 2,062
More than one year through three years	1,350
$ 3,412

At March 31, 2009 and December 31, 2008, the Bank also had an outstanding FHLBNY advance totaling $23.0 million. The borrowing is at a fixed rate of 3.90% for ten years, maturing in 2017, callable at three years, interest paid quarterly.

Securities sold under agreements to repurchase are treated as financing and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at March 31, 2009 and December 31, 2008. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015 with a two year call at 3.22%; $20.0 million maturing in 2015 with a three year call at 3.51%; and $10.0 million maturing in 2018 with a five year call at 3.955%. The agreement is collateralized by securities described in the underlying agreement which are held in safekeeping by the FHLBNY. At March 31, 2009, the fair value of the mortgage-backed securities used as collateral under the agreement was approximately $48.2 million.

NOTE L – RETIREMENT PLANS

Components of net periodic pension cost for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Service cost	$97	$82
Interest cost	147	134
Expected return on plan assets	(123)	(179)
Amortization of unrecognized net loss	89	—
Amortization of unrecognized past service liability	4	4

Net periodic benefit expense	$214	$41

NOTE M – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit. Outstanding loan commitments at March 31, 2009 were as follows (in thousands):

March 31,
2009
Residential mortgage and equity loans	$8,370
Commercial loans committed not closed	11,917
Commercial lines of credit	22,905
Consumer unused lines of credit	40,205
Commercial letters of credit	8,193
$91,590

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amount of financial instruments which represent credit risk at March 31, 2009 and December 31, 2008 is as follows (in thousands):

	March 31,	December 31,
	2009	2008
Standby by letters of credit	$8,193	$9,932
Outstanding loan and credit line commitments	$83,397	$73,660

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party. The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers. All of the Company’s outstanding standby letters are within the scope of the Financial Accounting Standards Board (“FASB) Interpretation No. 45. These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The current amount of the liability related to guarantees under standby letters of credit issued is not material as of March 31, 2009.

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

The Banks have non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2009:

Year Ended March 31:

2010	$438,034
2011	440,396
2012	442,794
2013	450,722
2014	466,706
Thereafter	6,366,572
Total Minimum Payments Required	$8,605,224

Included in the total required minimum lease payments is $1,931,830 of payments to the LLC. The Company eliminates these payments in consolidation.

NOTE N –ADOPTION OF FASB STATEMENT NO. 160 – NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2009, the Company adopted FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” which required retrospective application of the presentation and disclosure requirements. The adoption of this statement required the liability to minority interests to be reclassified to equity and the minority loss to be included in net income. Accordingly, $1,643,000 of noncontrolling interests that were previously included in liabilities on the Company’s December 31, 2008 Statements of Financial Condition have been reclassified to stockholders’ equity and $51,000 of net loss attributable to noncontroliing interests for the quarter ended March 31, 2008 previously recorded as minority interest loss was reclassified to net income.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2009
(In Thousands)

Securities available for sale	$ -	$29,149	$ -	$29,149

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2009
(In Thousands)

Securities available for sale	$ -	$17,000	$ -	$17,000

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2009
	(In Thousands)

Impaired loans	$ -	$ -	$2,188	$2,188

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2008
	(In Thousands)

Impaired loans	$ -	$ -	$2,258	$2,258

NOTE P –OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive (loss) at March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31,	December 31,
	2009	2008
Unrealized loss on securities available for sale	$(559)	$(754)
Pension plan liability	(4,771)	(4,771)
	(5,330)	(5,525)
Deferred income taxes	2,023	2,104
Accumulated other comprehensive (loss)	$(3,307)	$(3,421)

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

General

Total assets increased by $94.4 million to $1.2 billion at March 31, 2009 compared to $1.1 million at December 31, 2008. Total liabilities increased $93.4 million to $957.5 million at March 31, 2009 compared to $864.1 million at December 31, 2008. Total stockholders’ equity increased $979 thousand to $212.4 million at March 31, 2009. The increase in assets was primarily funded by deposit growth of $82.6 million which was utilized to fund investments of $47.0 million, loans of $8.0 million, and interest bearing deposits in other banks of $40.0 million.

Deposits

Total deposits increased $82.6 million to $846.8 million at March 31, 2009 compared to $764.2 million at December 31, 2008. Non-interest bearing demand deposits increased $2.0 million to $29.9 million at March 31, 2009, and interest bearing demand deposits increased $6.6 million to $106.4 million. Savings and club accounts increased $20.4 million to $224.5 million and certificates of deposit increased $53.5 million to $486.0 at March 31, 2009. Deposit growth, especially certificates of deposit, benefited from the opening of five new branches in 2008 and the opening of RomAsia Bank in late June 2008.

Investments (Including Mortgage-Backed Securities)

The investment portfolio increased $47.0 million to $440.0 million at March 31, 2009 compared to $393.0 million at December 31, 2008. Securities available for sale increased $12.1 million to $29.1 million at March 31, 2009 compared to $17.0 million at December 31, 2008 primarily due to investments made by RomAsia Bank. Investments held to maturity increased $52.0 million to $126.1 million at March 31, 2009 compared to $74.1 million at December 31, 2008. Mortgage-backed securities decreased $17.1 million to $284.7 million at March 31, 2009 compared to $301.9 million at December 31, 2008. The decrease in mortgage backed securities was primarily due to principal payments and maturities that were reinvested in investments held to maturity.

Loans

Net loans increased by $8.1 million to $528.5 million at March 31, 2009 compared to $520.4 million at December 31, 2008. Commercial and multi-family real estate mortgages increased $18.4 million to $147.4 million at March 31, 2009 compared to $129.0 million at December 31, 2008. Gross construction loans decreased $16.0 million to $12.9 million at March 31, 2009 compared to $28.9 million at December 31, 2008. Residential loan demand increased as homeowners are refinancing to take advantage of lower interest rates. Residential and consumer loans increased $3.3 million from December 31, 2008 to March 31, 2009. Commercial loan demand has slowed considerably and remains influenced by rate competition.

Other Assets

All other asset categories, except cash and cash equivalents, decreased by $835 thousand from December 31, 2008 to March 31, 2009. This decrease was primarily caused by a $873.0 thousand decrease in Federal Home Loan Bank stock, a decrease of $189.0 thousand in accrued interest receivable and a $111 thousand decrease in premises and equipment. These decrease were offset to some degree by increase in bank owned life insurance of $240 thousand.

Borrowed Money

The $20.5 million decrease in advances from the Federal Home Loan Bank of New York (FHLBNY) during the three months ended March 31, 2009 is due to scheduled principal payments and the repayment of a $20.0 million advance. At March 31 2009, the outstanding FHLBNY balance was $26.4 million compared to $46.9 million at December 31, 2008. During August 2008 the Bank entered into a qualifying repurchase agreement which is treated as financing in the consolidating balance sheet.

Other Liabilities

Other liabilities increased $31.4 million to $44.3 million at March 31, 2009. The net increase was primarily due to $30.0 million in securities purchased and not settled at March 31, 2009.

Stockholders’ Equity

Stockholders’ equity increased $979 thousand to $212.2 million at March 31, 2009 compared to $211.4 million at December 31, 2008. The net increase was primarily caused by net income of $895 thousand and the release of ESOP shares of $157 thousand, option and warrant costs of $300 thousand, and unrealized gains of $227 thousand, which was offset by $600 thousand of dividends.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General

Net income decreased $371 thousand to $895 thousand for the quarter ended March 31, 2009 compared to $1.3 million for the prior year period. The decrease was primarily due to an increase of $1.1 million in non-interest expense, offset by an increase of $573 thousand in interest income.

Interest Income

Interest income increased by $976 thousand to $12.6 million for the three months ended March 31, 2009 compared to $11.6 million for the prior year period. Interest income from loans increased minimally $34 thousand to $7.3 million for the three months ended March 31, 2009. Interest income from residential mortgage loans increased $128 thousand over the comparable quarters ended March 31, 2009 and 2008, while interest income from equity loans decreased $101 thousand. The weighted average interest rates for mortgage and equity loans at March 31, 2009 were 5.67% and 5.67%, respectively, compared to 5.78% and 6.04%, respectively, in the prior year. Interest income from commercial and multifamily mortgage loans and commercial loans increased $2 thousand from period to period. The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 6.06% at March 31, 2009 and 6.67% at March 31, 2008. The reduction in the prime rate impacted interest income on commercial and equity adjustable rate loans.

Interest income from mortgage-backed securities increased $1.9 million over the comparable quarter in 2008. The increase was primarily due to the increase in the portfolio from year to year of $100 million. Interest income from investments held to maturity decreased $289 thousand for the quarter ended March 31, 2009. Interest income on securities available for sale changed minimally from period to period. Interest income from other interest earning assets decreased $697 thousand for the three months ended March 31, 2009 compared to the same period in 2008. This decrease was primarily due to a slight decrease in the average balance of overnight funds from year to year, and by a significant decrease in overnight rates during the comparable periods.

Interest Expense

Interest expense increased $403 thousand for the three month period ended March 31, 2009 to $5.3 million compared to $4.9 million for the three months ended March 31, 2008. The increase was primarily due to a $358 thousand increase in interest paid on borrowings. In August of 2008 Roma Bank borrowed $40.0 under a qualified repurchase agreement. Interest expense on deposits increased $46 thousand from year to year. Total deposits increased $180.3 million over the twelve month period ended March 31, 2009. The effect of the increased portfolio was offset by a decrease in the weighted average interest rate of 43 basis points to 2.27% at March 31, 2009.

Provision for Loan Losses

The loan loss provision for the three months ended March 31, 2009 increased $220 thousand to $367 thousand compared to the prior year. The increase is representative of the risk profile of the loan portfolio and loan growth in each period. Non-performing loans increased $2.3 million to $10.9 million at March 31, 2009 compared to $8.6 million at March 31, 2008. These loans remain well collateralized and no material losses are anticipated.

Non-Interest Income

Non-interest income increased $117 thousand to $1.1 million for the three months ended March 31, 2009, compared to $1.0 million for the three months ended March 31, 2008. The net increase was chiefly derived from an increase in income from bank owned life insurance of $70 thousand, fees and service charges on deposits and loans of $26 thousand, gains on the sale of loans of $29 thousand, and commissions on the sale of title policies of $34 thousand. The increases were offset by a decrease of $42 thousand, primarily related to gains on sales of investments and fixed assets that occurred in the prior year.

Non-Interest Expense

Non-interest expense increased $1.0 million to $6.7 million for the three months ended March 31, 2009 compared to $5.7 million for the three months ended March 31, 2008. Salaries and employee benefits increased $653 thousand to $4.0 million for the three months ended March 31, 2009 compared to the same period in the prior year. This increase represents an increase in salaries and related benefits associated with the five new branches opened in 2008, RomAsia salary and benefit expenses of approximately $95 thousand, an increase in pension expense of $173 thousand and a $295 thousand increase in expense related to the option plan. Net occupancy of premises expense increased $158 thousand for the three month period ended March 31, 2009. The increase is primarily related to the costs for three new branches opened after the first quarter of 2008, $68 thousand related to the LLC, and $77 thousand related to RomAsia. Equipment costs increased $165 thousand to $644 thousand for the three months ended March 31, 2009. This increase was primarily related to the costs for new branches and $96 thousand of costs related to RomAsia. Other non-interest expenses increased minimally by $51 thousand to $1.3 million for the three months ended March 31, 2009 compared to $1.2 million for the same period in the prior year.

Provision for Income Taxes

Income tax expense decreased by $227 thousand to $383 thousand for the three months ended March 31, 2009 compared to $610 thousand for the three months ended March 31, 2008. Income tax expense, represented an effective rate of 30.2% for the three months ended March 31, 2009 compared to 33.4% in the prior year quarter. The Company pays a state tax rate of 3.6% on the taxable income of our investment company and 9.0 % on the taxable income of the other entities.

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

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4,Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4,Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 142-3 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133. Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent factors contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged The adoption of SFAS No. 161 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “ Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The adoption of FAS No. 140-3 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

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

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6,“Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of EITF Issue No. 08-6 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company’s assets and liabilities are monetary in nature. Consequently, the Company’s most significant form of market risk is interest rate risk. The Company’s assets, consisting primarily of mortgage loans, have generally longer maturities than the Company’s liabilities, consisting primarily of short-term deposits. As a result, a principal part of the Company’s business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended March 31, 2009.

Net Portfolio Value

The Company’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Company’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Company’s quarterly Thrift Financial Reports. The following table sets forth Roma Bank’s NPV as of December 31, 2008, the most recent date the NPV was calculated by the OTS (in thousands):

Change In				NPV as Percent of Portfolio
Interest rates	NPV			Value of Assets
In Basis Points		Dollar	Percent	NPV	Change in
(Rate Shock)	Amount	Change	Change	Ratio	Basis Points

+300bp	$ 165,586	$ (39,284)	-19%	16.75%	- 266bp
+200bp	182,856	(22,013)	-11%	18.03%	- 139bp
+100bp	196,519	(8,351)	-4%	18.95%	- 46bp
0bp	204,870	-	0%	19.41%	-
-100bp	206,783	1,914	+1%	19.38%	+3bp

The following table sets forth RomAsia Bank’s NPV as of December 31, 2008, the most recent date the NPV was calculated by the OTS (in thousands):

Change In				NPV as Percent of Portfolio
Interest rates	NPV			Value of Assets
In Basis Points		Dollar	Percent	NPV	Change in
(Rate Shock)	Amount	Change	Change	Ratio	Basis Points

+300bp	$ 8,978	$ (4,386)	-33%	19.19%	- 667bp
+200bp	10,808	(2,555)	-19%	22.16%	- 370bp
+100bp	12,155	(1,208)	-9%	24.17%	- 169bp
0bp	13,363	-	0%	25.86%	-
-100bp	14,326	963	+7%	27.17%	+131bp

Management of the Company believes that there has not been a material adverse change in the market risk during the three months ended March 31, 2009.

ITEM 4 – Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2009.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

There were no material pending legal proceedings at March 31, 2009 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – Risk Factors

Management does not believe there were any material changes to the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2008 during the most recent quarter.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 – Defaults Upon Senior Securities

None

ITEM 4 – Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company, which was held on April 22, 2009, the shareholders elected the four directors who were nominated by the Company, as follows:

	VOTES FOR		VOTES WITHHELD
For Term Expiring 2012	Number of Votes	Percentage of VotesCast	Number of Votes	Percentage of VotesCast
Maurice T. Perilli	28,774,422	99.7%	88,036	0.3%
Peter A. Inverso	28,768,111	99.6%	94,347	0.4%
Alfred DeBlasio, Jr.	28,528,827	98.8%	333,631	1.2%
Michele N. Siekerka	28,518,966	98.8%	343,492	1.2%

Shareholders also adopted the resolution for the appointment of Beard Miller Company LLP as the Company’s independent auditor for the fiscal year ending December 31, 2009. Of shareholders that voted (93.4%), 28,841,887 (99.94%) approved the ratification, while 10,044 (0.04%) voted against the proposal and 10,527 (0.04%) abstained.

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

ROMA FINANCIAL CORPORATION (Registrant)
Date: April 30, 2009	By:	/s/ Peter A. Inverso
Peter A. Inverso President and Chief Executive Officer
Date: April 30, 2009	By:	/s/ Sharon L. Lamont
Sharon L. Lamont Chief Financial Officer