Form 10-Q
period 2009-06-30
ROMA FINANCIAL CORP
filed 2009-07-30
CIK 1355823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check markwhether the registrant has submitted electronically and posted to its corporate website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, July 28, 2009:

$0.10 par value common stock - 30,932,653 shares outstanding

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition	2
	at June 30, 2009 and December 31, 2008 (Unaudited)

	Consolidated Statements of Income for the Three & Six Months Ended	3
	June 30, 2009 and 2008 (Unaudited)

	Consolidated Statements of Changes in Stockholders’ Equity for the Six	4
	Months Ended June 30, 2009 and 2008 (Unaudited)

	Consolidated Statements of Cash Flows for the Six Months	5
	Ended June 30, 2009 and 2008 (Unaudited)

	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of	25
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	33

Item 4:	Controls and Procedures	34

PART II - OTHER INFORMATION		34

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES		36

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands, except for share data)
ASSETS

Cash and amounts due from depository institutions	$7,757	$7,476
Interest-bearing deposits in other banks	22,357	11,500
Money market funds	57,774	61,443
Cash and Cash Equivalents	87,888	80,419

Investment securities available for sale(“AFS”) at fair value	30,875	17,000
Investment securities held to maturity(“HTM”) at amortized cost (fair value of $ 206,741 and $74,022, respectively)	207,879	74,115
Mortgage-backed securities held to maturity at amortized cost (fair value of $ 282,324 and $309,324, respectively)	273,128	301,878
Loans receivable, net of allowance for loan losses $2,961 and $2,223, respectively	556,611	520,406
Real estate owned via equity investment	4,093	4,033
Premises and equipment	39,754	39,971
Federal Home Loan Bank of New York stock	2,983	3,479
Accrued interest receivable	5,624	5,059
Bank owned life insurance	23,807	23,326
Other assets	7,358	7,409
Total Assets	$1,240,000	$1,077,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$34,283	$27,898
Interest bearing	897,228	736,335
Total deposits	931,511	764,233
Federal Home Loan Bank of New York advances	25,889	46,929
Securities sold under agreements to repurchase	40,000	40,000
Securities purchased and not settled	13,000	—
Advance payments by borrowers for taxes and insurance	2,622	2,398
Accrued interest payable and other liabilities	12,915	10,519
Total Liabilities	1,025,937	864,079

STOCKHOLDERS' EQUITY
Common stock, $0.10 par value, 45,000,000 shares authorized, 32,731,875 shares issued;
30,932,653 and 30,888,253 shares outstanding, respectively	3,274	3,274
Paid-in capital	98,207	98,294
Retained earnings	150,165	149,926
Unearned shares held by Employee Stock Ownership Plan	(6,494)	(6,765)
Treasury stock, 1,799,222 and 1,843,622 shares, respectively	(29,214)	(29,935)
Accumulated other comprehensive (loss)	(3,515)	(3,421)
Total Roma Financial Corporation stockholders’ equity	212,423	211,373
Noncontrolling interest	1,640	1,643
Total Stockholders’ Equity	214,063	213,016
Total Liabilities and Stockholders’ Equity	$1,240,000	$1,077,095

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
INTEREST INCOME
Loans	$7,618	$7,051	$14,930	$14,329
Mortgage-backed securities held to maturity	3,659	2,945	7,552	4,907
Investment securities held to maturity	1,620	884	2,481	2,035
Securities available for sale	147	192	302	349
Other interest-earning assets	240	575	577	1,610
Total Interest Income	13,284	11,647	25,842	23,230

INTEREST EXPENSE
Deposits	4,916	4,468	9,569	9,076
Borrowings	614	282	1,259	569
Total Interest Expense	5,530	4,750	10,828	9,645
Net Interest Income	7,754	6,897	15,014	13,585

PROVISION FOR LOAN LOSSES	385	213	752	360

Net Interest Income after Provision for Loan Losses	7,369	6,684	14,262	13,225

NON-INTEREST INCOME
Commissions on sales of title policies	332	280	574	488
Fees and service charges on deposits and loans	340	436	698	769
Income from bank owned life insurance	282	217	565	430
Net gain from sale of mortgage loans originated for sale	46	6	74	6
Other	286	150	471	377

Total Non-Interest Income	1,286	1,089	2,382	2,070

NON-INTEREST EXPENSE
Salaries and employee benefits	3,997	3,530	8,040	6,919
Net occupancy expense of premises	678	593	1,438	1,195
Equipment	641	572	1,285	1,051
Data processing fees	400	379	787	727
Federal Deposit Insurance Premium	1,135	19	1,169	37
Advertising	208	211	380	423
Other	843	893	1,526	1,542

Total Non-Interest Expense	7,902	6,197	14,625	11,894

Income Before Income Taxes	753	1,576	2,019	3,401

INCOME TAXES	207	501	590	1,111

Net income before noncontrolling interests	546	1,075	1,429	2,290

Plus: net loss attributable to the noncontrolling interest	2	90	13	141

Net Income attributable to Roma Financial Corporation	$548	$1,165	$1,442	$2,431

Net income attributable to Roma Financial Corporation per common share
Basic and Diluted	$.02	$.04	$.05	$.08
Dividends Declared Per Share	$.08	$.08	$.16	$.16

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and Diluted	30,652,206	30,595,651	30,644,223	30,620,285

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

				Retained	Unearned	Accumulated
				Earnings	Shares	Other
	Common Stock		Paid-In	Substantially	Held by	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Capital	Restricted	ESOP	(Loss)	Stock	Interest	Total
Balance December 31, 2007	31,388	$3,274	$97,405	$148,136	$(7,306)	$(414)	$(22,792)	$479	$218,782
Change in percentage of noncontrolling loss For RomAsia for 2008				(5)					(5)
Comprehensive income:
Net income for the six months
ended June 30, 2008				2,431				(141)	2,290

Other comprehensive income
net of taxes:
Unrealized loss on available for sale						(58)			(58)
securities net of income taxes of $(53)
Pension cost, net of income taxes of $(14)				(27)		11			(16)
Total comprehensive income									2,211
Adoption of EITF 06-4				(318)					(318)
Treasury stock repurchased							(1,080)		(1,080)
Dividends declared				(1,282)					(1,282)
Capital contributed by minority interest								1,327	1,327
Stock-based compensation			20						20
ESOP shares earned			127		270				397
Balance June 30, 2008	31,388	$3,274	$97,552	$148,935	$(7,036)	$(461)	$(23,872)	$1,665	$220,057

Balance December 31, 2008	30,888	$3,274	$98,294	$149,926	$(6,765)	$(3,421)	$ (29,935)	$1,643	$213,016
Comprehensive income:
Net income for the six months
ended June 30, 2009				1,442				(13)	1,429
Other comprehensive income net of taxes:
Unrealized loss on available for sale securities net of income taxes of $259						(94)			(94)
Total comprehensive income									1,335
Additional capital contribution real estate owned via equity investment								10	10
Treasury shares released	44		(721)				721
Dividends declared				(1,203)					(1,203)
Stock-based compensation									574
ESOP shares earned			60	574	271				331
Balance June 30, 2009	30,932	$3,274	$98,207	$150,165	$(6,494)	$(3,515)	$(29,124)	$1,640	$214,063

See notes to consolidated financial statements

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)

Net income	$1,429	$2,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	982	793
Stock-based compensation	574	20
Amortization of premiums and accretion of discounts on securities	(149)	194
Accretion of deferred loan fees and discounts	(61)	(16)
Net gain on sale of mortgage loans originated for sale	(74)	(6)
Mortgage loans originated for sale	(6,522)	(644)
Proceeds from sales of mortgage loans originated for sale	6,596	650
Net realized loss on sale of real estate owned	8	—
Provision for loan losses	752	360
ESOP shares earned	331	397
Increase in accrued interest receivable	(565)	(345)
Increase in cash surrender value of bank owned life insurance	(481)	(342)
(Increase) decrease in other assets	240	(461)
Increase (decrease) in accrued interest payable	656	(245)
Increase in other liabilities	1,738	1,498
Net Cash Provided by Operating Activities	5,454	4,143

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities, calls and principal repayments of securities available for sale	6,605	3,011
Purchases of securities available for sale	(20,837)	(2,066)
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	77,000	115,325
Purchases of investment securities held to maturity	(197,728)	(64,694)
Principal repayments on mortgage-backed securities held to maturity	40,832	16,693
Purchases of mortgage-backed securities held to maturity	(11,963)	(118,367)
Proceeds from sale of real estate owned	60	—
Net increase in loans receivable	(36,897)	(9,939)
Additions to premises and equipment and real estate owned via equity investment	(825)	(11,200)
Redemption of Federal Home Loan Bank of New York stock	496	—
Purchase of Federal Home Loan Bank of New York stock	—	(14)
Net Cash Used in Investing Activities	(143,257)	(71,251)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	167,278	45,956
Increase in advance payments by borrowers for taxes and insurance	224	82
Dividends paid to minority stockholders of Roma Financial Corp.	(1,200)	(1,177)
Redemption of Federal Home Loan Bank of New York advances	(21,040)	(994)
Capital contribution by noncontrolling interests	10	1,327
Purchases of treasury stock	—	(1,080)

Net Cash Provided by Financing Activities	145,272	44,114

Net Increase (decrease) in Cash and Cash Equivalents	7,469	(22,994)

CASH AND CASH EQUIVALENTS - BEGINNING	80,419	95,302

CASH AND CASH EQUIVALENTS - ENDING	$87,888	$72,308

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)

SUPPLEMENTARY CASH FLOWS INFORMATION
Income taxes paid, net	$602	$1,897
Interest paid	$10,172	$9,890
Securities purchased and not settled	$13,000	—
Loan receivable transferred to real estate owned	—	$68

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

NOTE B - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Roma Bank and Roma Bank’s wholly-owned subsidiaries, Roma Capital Investment Corp. (the “Investment Co.”) and General Abstract and Title Agency (the “Title Co.”), and the Company’s majority owned investment of 89.55% in RomAsia Bank. The consolidated statements also include the Company’s 50% interest in 84 Hopewell, LLC (the “LLC”), a real estate investment which is consolidated according to the requirements of FASB Interpretation (“FIN”) No. 46(R). All significant inter-company accounts and transactions have been eliminated in consolidation. These statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

NOTE B - BASIS OF PRESENTATION (Continued)

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and six month periods ended June 30, 2009 and 2008. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year or other interim periods.

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

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of June 30, 2009, on the Company’s consolidated financial position or results of operations.

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

Outstanding stock options and restricted stock grants for the three and the six months ended June 30, 2009 and 2008 were not considered in the calculation of diluted earnings per share because they were antidilutive.

NOTE E – STOCK BASED COMPENSATION

Equity Incentive Plan

At the Annual Meeting held on April 23, 2008, stockholders of the Company approved the Roma Financial Corporation 2008 Equity Incentive Plan (“The 2008 Plan”). On June 25, 2008 directors, senior officers and certain employees of the Company were granted, in the aggregate, 820,000 stock options and awarded 222,000 shares of restricted stock.

The 2008 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. The Company has reserved 1,292,909 shares of common stock for issuance upon the exercise of options granted under the 2008 Plan and 517,164 shares for grants of restricted stock. The 2008 Plan will terminate in ten years from the grant date. Options will be granted with an exercise price not less than the Fair Market Value of a share of Common Stock on the date of the grant. Options may not be granted for a term greater than ten years. Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code. The number of shares available under the 2008 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At June 30, 2009, there were 472,909 shares available for option grants under the 2008 Plan and 295,164 shares available for grants of restricted stock.

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

Restricted shares, granted on June 25, 2008, vest over a five year service period. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period of five years. The number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the restricted shares under the Company’s restricted stock plan.

NOTE E – STOCK BASED COMPENSATION (Continued)

The following is a summary of the status of the Company’s stock option activity and related information for the six months ended June 30, 2009:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at January 1, 2009	820,000	$ 13.67

Granted	-	-
Exercised	-	-
Forfeited	-	-

Balance at June 30, 2009	820,000	$ 13.67	9.0 years	$ -

Exercisable at June 30, 2009	164,000		N/A	N/A

On June 30, 2009, recipients of stock options under the 2008 Equity Incentive Plan were entitled to 20% of the options awarded, or 164,000 shares.

The following is a summary of the status of the Company’s restricted shares as of June 30, 2009 and changes during the Six months ended June 30, 2009:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at January 1, 2009	222,000	$13.67

Granted	—	—
Forfeited	—	—
Vested	(44,400)	13.67
Non-vested restricted shares at June 30, 2009	177,600	$13.67

Stock option and stock award expenses included in compensation expense were $ 300,000 and $574,000, respectively, for the three and six months ended June 30, 2009, with a respective tax benefit of $120,000 and $229,600, and $19,790 for the three & six months ended June 30, 2008, with a related tax benefit of $7,916, respectively. As of June 30, 2009, approximately $4.8 million of unrecognized cost, related to outstanding stock options and restricted shares, will be recognized over a period of approximately 4.0 years.

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

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of

NOTE E – STOCK BASED COMPENSATION (Continued)

allocation. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Roma Bank made its first loan payment in October 2006. As of June 30, 2009 there were 649,402 unearned shares. The Company’s ESOP compensation expense was $175 thousand and $397 thousand and $198 and $331 thousand, respectively, for the three and six months ended June 30, 2009 and 2008.

NOTE F- REAL ESTATE OWNED VIA EQUITY INVESTMENTS

In 2008, Roma Bank, together with two individuals, formed 84 Hopewell, LLC. The LLC was formed to build a commercial office building which includes Roma Bank’s Hopewell branch, corporate offices for the other 50% owners’ construction company and tenant space. Roma Bank invested approximately $360,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million. Roma Bank and the construction company both have signed lease commitments to the LLC. With the adoption of FIN 46 (R) the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements. As of June 30, 2009 and December 31, 2008, this variable interest entity met the requirements of FIN 46 (R) for consolidation based on Roma Bank being the primary financial beneficiary. This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees. As of June 30, 2009, the LLC had $4.1 million in fixed assets and a loan from Roma Bank for $3.5 million, which was eliminated in consolidation. The LLC had accrued interest payable to the Bank of $11,199 at June 30, 2009 and during the three and six months then ended the Bank had paid $26.0 thousand and $51.0 thousand in rent to the LLC. Both of these amounts were eliminated in consolidation. Roma Bank’s 50% share of the LLC’s gain for the six months ended June 30, 2009 was $7 thousand.

NOTE G – INVESTMENT SECURITIES

The following summarizes the amortized cost and estimated fair value of securities available for sale at June 30, 2009 and December 31, 2008 with gross unrealized gains and losses therein: (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Available for sale:
Mortgage-backed securities	$9,517	$136	$7	$9,646
Obligations of state and political subdivisions	10,311	96	17	10,390
U.S. Government (including agencies)	5,850	4	97	5,757
Equity securities	3,630	3	1,127	2,506
Mutual fund shares	2,673	—	97	2,576

	$31,981	$239	$1,345	$30,875

NOTE G – INVESTMENT SECURITIES (continued)

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Available for sale:
Mortgage-backed securities	$2,963	$93	$—	$3,056
Obligations of state and political subdivisions	4,743	47	—	4,790
U.S. Government (including agencies)	2,831	38	—	2,869
Corporate bond	980	—	25	955
Equity securities	3,630	—	749	2,881
Mutual fund shares	2,607	—	158	2,449

	$17,754	$178	$932	$17,000

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2009:
Mortgage backed securities	$3,101	$7	$—	$—	$3,101	$7
Obligations of state & political subdivisions	2,750	17	—	—	2,750	17
U.S. Obligations	3,903	97	—	—	3,903	97
Equity securities	—	—	2,453	1,127	2,453	1,127
Mutual funds	—	—	2,576	97	2,576	97

	$9,754	$121	$5,029	$1,224	$14,783	$1,345
December 31, 2008:
Corporate bond	$955	$25	$—	$—	$955	$25
Equity securities	—	—	2,881	749	2,881	749
Mutual funds	—	—	2,449	158	2,449	158

	$955	$25	$5,330	$907	$6,285	$932

NOTE G – INVESTMENT SECURITIES (Continued)

The following summarizes the amortized cost and estimated fair value of securities held to maturity at June 30, 2009 and December 31, 2008 with gross unrealized gains and losses therein: (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies)	$198,859	$321	$1,428	$197,752

Obligations of state and political subdivisions	9,020	86	117	8,989

	$207,879	$407	$1,545	$206,741

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies)	$67,985	$176	$115	$68,046

Obligations of state and political subdivisions	6,130	77	231	5,976

	$74,115	$253	$346	$74,022

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2009:
U.S. Government Obligations	$140,960	$1,428	$—	$—	$140,960	$1,428
Obligations of state & political subdivision	995	3	4,003	114	4,998	117

	$141,955	$1,431	$4,003	$114	$145,958	$1,545
December 31, 2008:
U.S. Government Obligations	$11,883	$115	$—	$—	$11,883	115
Obligations of state & political subdivision	1,706	96	2,378	135	4,084	231

	$13,589	$211	$2,378	$135	$15,967	$346

Proceeds from the sales and calls of securities available for sale amounted to zero in both the three and six months ended June 30, 2009.

It is the Company’s policy to assess whether its mortgaged-backed and collateralized mortgage obligation securities are considered within the scope of EITF Issue 99-20, recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interest That Continue to Be Held by a Transferor in Securitized Financial Asets (EITF 99-20), at the date of acquisition of the security. EITF 99-20 excludes from its scope beneficial interest in securitized financial assets that are of “high credit quality” (e.g. securities guaranteed by the U.S. Government, its agencies, or other creditworthy guarantors and loans or securities sufficiently collateralized to ensure that the possibility of credit loss is remote). The SEC staff has acknowledged that beneficial interest rated “AA” or better should be deemed to be of high credit quality. The Bank’s mortgage backed and collateralized mortgage obligation securities held at June 30, 2009 and December 31, 2008 were either backed by agencies of the U.S. Government or were rated “AA” or higher at date of acquisition, thus are not considered to be within the scope of EITF 99-20.

Management evaluates securities for other-than-temporary-impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available for sale or held to maturity are evaluated for OTTI under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

In determining OTTI under the SFAS 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the financial condition and near term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary-impairment decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If any entity does not intend to sell the security and it is not more likely than not that the entity will be

NOTE G – INVESTMENT SECURITIES (Continued)

required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment. At June 30, 2009, the Company’s available for sale and held to maturity securities portfolio consisted of 169 securities, of which 63 were in an unrealized loss position for less than twelve months and 9 were in a loss position for more than twelve months. No OTTI charges were recorded for the six months ended June 30, 2009.

Equity securities had gross unrealized losses of $1.1 million and $749 thousand at June 30, 2009 and December 31, 2008, respectively. In May of 2009 the company in which our Company holds equity securities announced it had reached a definitive agreement to be acquired and merged into a publicly traded financial institution with an anticipated closing by December 2009. The severity of the unrealized loss is correlated to the decline of the stock market that started in the fall of 2007, primarily in the financial industry, and a result of the current economic recession. Because the Company has the ability and intent to hold the common stock investment until a recovery of fair value, it does not consider the impairment to be other than temporary. The available for sale mutual funds are a CRA investment and currently have an unrealized loss of approximately $97 thousand. They have been in a loss position for the last two years with the greatest unrealized loss being approximately $184 thousand. Management does not believe the equity or mutual fund securities available for sale are impaired due to reasons of credit quality. Accordingly, as of June 30, 2009, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statements.

The following tables set forth the composition of our mortgage backed securities portfolio as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities held to maturity:
GNMA	$9,008	$9,117	$8,888	$8,815
FHLMC	138,767	142,836	154,246	158,041
FNMA	113,125	117,783	124,942	128,497
Collateralized Mortgasge Obligations	12,228	12,588	13,802	13,971
Total	$273,128	$282,324	$301,878	$309,324

Approximately $99.5 million of securities held to maturity are pledged as collateral for Federal Home Loan Bank of New York (“FHLBNY”) advances and borrowings at June 30, 2009.

NOTE H - LOANS RECEIVABLE, NET

Loans receivable, net at June 30, 2009 and December 31, 2008 were comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008
Real estate mortgage loans:
Conventional 1-4 family	$243,015	$230,956
Commercial and multi-family	130,590	128,990
	373,605	359,946
Construction	18,785	28,899
Consumer:
Equity and second mortgages	163,059	133,855
Other	1,011	943
	164,070	134,798
Commercial	6,863	5,762

Total loans	563,323	529,405
Less:
Allowance for loan losses	2,961	2,223
Deferred loan fees	378	233
Loans in process	3,373	6,543
	6,712	8,999
Total loans receivable, net	$556,611	$520,406

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

	June 30, 2009	December 31, 2008
	(In Thousands)

Recorded investment in impaired loans without specific allowance	$11,401	$9,265
Recorded investment in impaired loans with specific allowance	4,572	2,778
Related allowance for loan losses	(684)	(520)
	$15,289	$11,523

Non-performing loans increased $4.2 million to $14.5 million at June 30, 2009 compared to $10.3 million at December 31, 2008. Included in the increase is $3.3 million of commercial loans and $900 thousand of residential mortgages and equity loans. Approximately 85% of the loans added to the commercial non-performing category represent loans to builder developers. The increase in the residential mortgages and equity loans is primarily centered in one equity loan for $554 thousand. Subsequent to June 30, 2009 one commercial loan in the non-performing category for $500 thousand paid in full.

NOTE I - DEPOSITS

A summary of deposits by type of account as of June 30, 2009 and December 31, 2008 is as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand:
Non-interest bearing checking	$34,283	0.00%	$27,898	0.00%
Interest bearing checking	111,485	0.57%	99,788	0.54%
	145,768	0.43%	127,686	0.42%
Savings and club	252,059	1.15%	204,031	1.21%
Certificates of deposit	533,684	3.05%	432,516	3.63%
Total	$931,511	2.13%	$764,233	2.44%

At June 30, 2009, the Company had contractual obligations for certificates of deposit that mature as follows (in thousands):

One year or less	$ 426,824
After one to three years	98,600
After three years	8,260
Total	$ 533,684

NOTE J – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of June 30, 2009 and December 31, 2008 (in thousands):

	Estimated
	Useful	June 30,	December 31,
	Lives	2009	2008
Land for future development	-	$1,054	$1,054
Construction in progress	-	140	90
Land and land improvements	-	5,428	5,428
Buildings and improvements	20-50 yrs	35,053	34,597
Furnishings and equipment	3-10 yrs.	9,571	9,348
Total premises and equipment		51,246	50,517
Accumulated depreciation		11,492	10,546
Total		$39,754	$39,971

NOTE K – FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At June 30, 2009 and December 31, 2008, the Bank had outstanding FHLBNY advances as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
		Interest		Interest
	Amount	Rate	Amount	Rate

Maturing:
September 15, 2010	$ 2,889	4.49%	$ 3,929	4.49%

Scheduled principal payments are follows (in thousands):

One year or less	$ 2,038
More than one year through three years	851
$ 2,889

At June 30, 2009 and December 31, 2008, the Bank also had an outstanding FHLBNY advance totaling $23.0 million and $43.0 million, respectively. The borrowing is at a fixed rate of 3.90% for ten years, maturing in 2017, callable at three years, interest paid quarterly.

Securities sold under agreements to repurchase are treated as financing and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at June 30, 2009 and December 31, 2008. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015 with a two year call at 3.22%; $20.0 million maturing in 2015 with a three year call at 3.51%; and $10.0 million maturing in 2018 with a five year call at 3.955%. The agreement is collateralized by securities described in the underlying agreement which are held in safekeeping by the FHLBNY. At June 30, 2009, the fair value of the mortgage-backed securities used as collateral under the agreement was approximately $49.3 million.

NOTE L – RETIREMENT PLANS

Components of net periodic pension cost for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$97	$82	$194	$164
Interest cost	147	134	294	268
Expected return on plan assets	(123)	(179)	(246)	(358)
Amortization of unrecognized net loss	89	—	178	—
Amortization of unrecognized past service liability	3	4	7	8

Net periodic benefit expense	$213	$41	$427	$82

NOTE M – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit. Outstanding loan commitments at June 30, 2009 were as follows (in thousands):

June 30,
2009
Residential mortgage and equity loans	$12,224
Commercial loans committed not closed	2,050
Commercial lines of credit	22,104
Consumer unused lines of credit	39,652
Commercial letters of credit	8,513
$84,543

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amount of financial instruments which represent credit risk at June 30, 2009 and December 31, 2008 is as follows (in thousands):

	June 30,	December 31,
	2009	2008
Standby by letters of credit	$8,513	$9,932
Outstanding loan and credit line commitments	$76,030	$73,660

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party. The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers. All of the Company’s outstanding standby letters are within the scope of the Financial Accounting Standards Board (“FASB) Interpretation No. 45. These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The current amount of the liability related to guarantees under standby letters of credit issued is not material as of June 30, 2009.

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

NOTE M – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (Continued)

The Banks have non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2009:

Year Ended June 30:
2010	$438,623
2011	440,992
2012	443,401
2013	454,633
2014	469,823
Thereafter	6,242,753
Total Minimum Payments Required	$8,490,225

Included in the total required minimum lease payments is $1,906,522 of payments to the LLC. The Company eliminates these payments in consolidation.

NOTE N –ADOPTION OF FASB STATEMENT NO. 160 – NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2009, the Company adopted FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” which required retrospective application of the presentation and disclosure requirements. The adoption of this statement required the liability to minority interests to be reclassified to equity and the minority loss to be included in net income. Accordingly, $1,643,000 of noncontrolling interests that were previously included in liabilities on the Company’s December 31, 2008 Statements of Financial Condition have been reclassified to stockholders’ equity and $13,000 and $141,000 thousand of net loss attributable to noncontroliing interests for the three and six months ended June 30, 2008 previously recorded as minority interest loss was reclassified to net income.

NOTE O –FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted FAS 157, “Fair Value Measurements”, on January 1, 2008. Under FAS 157, fair value measurements are not adjusted for transaction costs. FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

NOTE O –FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value June 30, 2009
(In Thousands)

Securities available for sale	$ -	$30,875	$ -	$30,875

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value June 30, 2009
(In Thousands)

Impaired loans	$ -	$ -	$ 3,888	$ 3,888

NOTE O –FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2008
	(In Thousands)

Impaired loans	$ -	$ -	$ 2,258	$2,258

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008.

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under FASB Statement No. 114,Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Bank has measured impairment generally based on the fair value of

NOTE O –FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at June 30, 2009 consists of the loan balances of $4,572 million net of a valuation allowance of $684 thousand. The fair value at December 31, 2008 consists of the loan balances of $2,778 million, net of a valuation allowance of $520 thousand.

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

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Bank’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of June 30, 2009 and December 31, 2008.

NOTE O –FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments are as follows:

	6/30/09		12/31/08
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$87,888	$87,888	$80,419	$80,419
Securities available for sale	30,875	30,875	17,000	17,000
Investment securities held to maturity	207,879	206,741	74,115	74,022
Mortgage-backed securities held to maturity	273,128	282,324	301,878	309,324
Loans receivable	556,611	559,165	520,406	528,016
Federal Home Loan Bank of New York Stock	2,983	2,983	3,479	3,479
Interest receivable	5,624	5,624	5,059	5,059

Financial liabilities:
Deposits	931,511	931,243	764,233	763,839
Federal Home Loan Bank of New York Advances	25,889	28,298	46,929	50,929
Securities sold under agreements to repurchase	40,000	43,027	40,000	45,309
Accrued interest payable	2,261	2,261	1,605	1,605

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

NOTE P –OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive (loss) at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30,	December 31,
	2009	2008

Unrealized loss on securities available for sale	$(1,106)	$(754)
Pension plan liability	(4,771)	(4,771)
	(5,877)	(5,525)
Deferred income taxes	2,362	2,104
Accumulated other comprehensive (loss)	$(3,515)	$(3,421)

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

General

Total assets increased by $162.9 million to $1.2 billion at June 30, 2009 compared to $1.1 billion at December 31, 2008. Total liabilities increased $161.9 million to $1.0 billion at June 30, 2009 compared to $864.1 million at December 31, 2008. Total stockholders’ equity increased $1.0 million to $214.1million at June 30, 2009. The increase in assets was funded by deposit growth of $167.3 million which was utilized to fund investments of $118.9 million, loans of $36.2 million, and interest bearing deposits in other banks of $10.9 million.

Deposits

Total deposits increased $167.3 million to $931.5 million at June 30, 2009 compared to $764.2 million at December 31, 2008. Non-interest bearing demand deposits increased $6.4 million to $34.3 million at June 30, 2009, and interest bearing demand deposits increased $11.7 million to $111.5 million. Savings and club accounts increased $48.0 million to $252.1 million and certificates of deposit increased $101.1 million to $533.7 at June 30, 2009. Deposit growth, especially certificates of deposit, benefited from the opening of five branches in 2008 and the opening of RomAsia Bank in June 2008.

Investments (Including Mortgage-Backed Securities)

The investment portfolio increased $118.9 million to $511.9 million at June 30, 2009 compared to $393.0 million at December 31, 2008. Securities available for sale increased $13.9 million to $30.9 million at June 30, 2009 compared to $17.0 million at December 31, 2008 primarily due to investments made by RomAsia Bank. Investments held to maturity increased $133.8 million to $207.9 million at June 30, 2009 compared to $74.1 million at December 31, 2008. Mortgage-backed securities decreased $28.8 million to $273.1 million at June 30, 2009 compared to $301.9 million at December 31, 2008. The decrease in mortgage backed securities was primarily due to principal payments and maturities that were reinvested in investments held to maturity.

Loans

Net loans increased by $36.2 million to $556.6 million at June 30, 2009 compared to $520.4 million at December 31, 2008. Commercial and multi-family real estate mortgages increased $1.6 million to $130.6 million at June 30, 2009 compared to $129.0 million at December 31, 2008. Gross construction loans decreased $10.1 million to $18.8 million at June 30, 2009 compared to $28.9 million at December 31, 2008. Residential loan demand increased as homeowners refinanced to take advantage of lower interest rates. Residential and consumer loans increased $41.3 million from December 31, 2008 to June 30, 2009. Commercial loan demand slowed considerably and remained influenced by rate competition.

Other Assets

All other asset categories, except cash and cash equivalents, increased by $341 thousand from December 31, 2008 to June 30, 2009. This increase was primarily caused by increases in bank owned life insurance of $481 thousand, and in accrued interest receivable of $564 thousand. These increases were partially offset by decreases of $496 thousand in Federal Home Loan Bank of New York stock, and a $217 thousand decrease in premises and equipment.

Borrowed Money

The $21.0 million decrease in advances from the FHLBNY during the six months ended June 30, 2009 is due to scheduled principal payments and the repayment of a $20.2 million advance. At June 30, 2009, the outstanding FHLBNY balance was $25.9 million compared to $46.9 million at December 31, 2008. During August 2008, Roma Bank entered into a qualifying repurchase agreement which is treated as financing in the consolidating balance sheet.

Other Liabilities

All other liability categories increased $15.6 million to $28.5 million at June 30, 2009. The net increase was primarily due to $13.0 million in securities purchased and not settled at June 30, 2009, an increase in advance payments by borrowers for taxes and insurance of $224 thousand, and other smaller increases.

Stockholders’ Equity

Stockholders’ equity increased $1.0 million to $214.1 million at June 30, 2009 compared to $213.0 million at December 31, 2008. The net increase was primarily caused by net income of $1.4 million, the release of ESOP shares of $331 thousand, and option and warrant costs of $574 thousand. Offsetting these increases were $1.2 million of dividends, and unrealized losses of $94 thousand on available for sale securities.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

General

Net income decreased $617 thousand to $548 thousand for the quarter ended June 30, 2009 compared to $1.2 million for the prior year period. The decrease was primarily due to an increase of $1.7 million in non-interest expense, offset by an increase of $684 thousand in net interest income after provision for loan losses. The increase in non-interest expense was primarily due to a $1.1 million increase in our Federal Deposit Insurance Premium.

Interest Income

Interest income increased by $1.7 million to $13.3 million for the three months ended June 30, 2009 compared to $11.6 million for the prior year period. Interest income from loans increased $567 thousand to $7.6 million for the six months ended June 30, 2009. Interest income from residential mortgage loans increased $15.8 thousand over the comparable quarters ended June 30, 2009 and 2008, while interest income from equity loans decreased $115 thousand. The weighted average interest rates for mortgage and equity loans at June 30, 2009 were 5.57% and 5.59%, respectively, compared to 5.76% and 5.93%, respectively, in the prior year. Interest income from commercial and multifamily mortgage loans and commercial loans increased $482 thousand from period to period. The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 6.03 % at June 30, 2009 and 6.49% at June 30, 2008. The reduction in the prime rate impacted interest income on commercial and equity adjustable rate loans.

Interest income from mortgage-backed securities increased $714 thousand over the comparable quarter in 2008. The increase was primarily due to the increase in the portfolio between periods of $27.6 million. Interest income from investments held to maturity increased $737 thousand for the quarter ended June 30, 2009. This increase was primarily due to the increase in the portfolio between periods of $130.8 million. Interest income on securities available for sale decreased $45 thousand from period to period, primarily due to interest rates. Interest income from other interest earning assets decreased $335 thousand for the three months ended June 30, 2009 compared to the same period in 2008. This decrease was primarily due to a decrease in the average balance of overnight funds and by a significant decrease in overnight rates during the comparable periods.

Interest Expense

Interest expense increased $780 thousand for the three month period ended June 30, 2009 to $5.5 million compared to $4.7 million for the three months ended June 30, 2008. The increase was primarily due to a $448 thousand increase in interest paid on deposits. Total deposits increased $234.5 million over the twelve month period ended June 30, 2009. The effect of the increased portfolio was offset by a decrease in the weighted average interest rate of 35 basis points to 2.12% at June 30, 2009. Interest expense on borrowings increased $322 thousand for the three months ended June 30, 2009 compared to 2008 due to the increase in the average borrowed funds for the 2009 period to the same period in 2008.

Provision for Loan Losses

The loan loss provision for the three months ended June 30, 2009 increased $171 thousand to $385 thousand compared to the prior year. The increase is representative of the risk profile of the loan portfolio and loan growth in each period. Non-performing loans increased $6.4 million to $14.5 million at June 30, 2009 compared to $8.1 million at June 30, 2008. These loans remain well collateralized and no material losses are anticipated.

Non-Interest Income

Non-interest income increased $196 thousand to $1.3 million for the three months ended June 30, 2009, compared to $1.1 million for the three months ended June 30, 2008. The net increase was chiefly derived from an increase in income from bank owned life insurance of $65 thousand, gains on sales of investments of $94 thousand, gains on the sale of loans of $39 thousand, and commissions on the sale of title policies of $52 thousand. The increases were offset by a decrease of $99 thousand in fees and services charges on deposits and loans primarily related to commercial loan fees.

Non-Interest Expense

Non-interest expense increased $1.7 million to $7.9 million for the three months ended June 30, 2009 compared to $6.2 million for the three months ended June 30, 2008. The most significant increase in non-interest income was an increase of $1.1 million in our Federal Deposit Insurance Premium. This increase is related to a special assessment, the expiration of credits used to offset premiums in 2008, and an increase in the assessment rate for the first first two quarters of 2009. Salaries and employee benefits increased $468 thousand to $4.0 million for the three months ended June 30, 2009 compared to the same period in the prior year. This increase represents an increase in salaries and related benefits associated with the five new branches and the opening of RomAsia in 2008, an increase in pension expense of $172 thousand and a $252 thousand increase in expense related to the option plan. Net occupancy of premises expense increased $86 thousand for the three month period ended June 30, 2009. The increase is primarily related to the costs for five new Roma Bank branches and the opening of RomAsia in 2008. Equipment costs increased $69 thousand to $641 thousand for the three months ended June 30, 2009. This increase was primarily related to the costs for new branches and RomAsia. Other non-interest expenses decreased minimally by $33 thousand to $1.4 million for the three months ended June 30, 2009 compared to $1.5 million for the same period in the prior year.

Provision for Income Taxes

Income tax expense decreased by $294 thousand to $207 thousand for the three months ended June 30, 2009 compared to $501 thousand for the three months ended June 30, 2008. Income tax expense, represented an effective rate of 27.5% for the three months ended June 30, 2009 compared to 31.8% in the prior year quarter. The decrease in tax rate is primarily due to the higher percentage of tax free income to taxable income from period to period. The Company pays a state tax rate of 3.6% on the taxable income of our investment company and 9.0 % on the taxable income of the other entities.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

General

Net income decreased $1.0 million to $1.4 million for the six months ended June 30, 2009 compared to $2.4 million for the prior year period. The decrease was primarily generated by an increase of $2.7 million in non-interest expense. These increases in expenses were offset by an increase in net interest income of $1.4 million, an increase of $312 thousand in non-interest income, and a decrease in the provision for income taxes of $294 thousand. The increase in non-interest expense was primarily due to a $1.1 million increase in our Federal Deposit Insurance Premium.

Interest Income

Interest income increased by $2.6 million to $25.8 million for the six months ended June 30, 2009 compared to $23.2 million for the prior year period. Interest income from loans increased $601 thousand to $14.9 million for the six months ended June 30, 2009. The increase in interest income from loans was primarily due to an increase in the loan portfolio, offset to some degree by a decrease in the weighted average interest rate on loans. Interest income from residential mortgage loans increased $286 thousand over the comparable six month period ended June 30, 2009 and 2008, while interest income from equity loans decreased approximately $215 thousand. The weighted average interest rates for mortgage and equity loans at June 30, 2009 were 5.57% and 5.59%, respectively, compared to 5.75% and 5.93%, respectively, in the prior year. Interest income from commercial and multifamily mortgage loans and commercial loans increased $482 thousand from year to year. The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 6.03% at June 30, 2009 and 6.49% at June 30, 2008. As mentioned previously, adjustable rate commercial and consumer loans were impacted by the reduction in the prime rate during the current six month period.

Interest income from mortgage-backed securities increased $2.6 million over the comparable six month period in 2008. Interest income from investments held to maturity increased $447 thousand for the six months ended June 30, 2009 as compared to June 30, 2008. Interest income on securities available for sale decreased $46 thousand from year to year. Interest income on other interest earning assets decreased $1.0 million for the six months ended June 30, 2009 compared to the same period in 2008. This decrease was primarily due to a significant decrease in both the average balance of overnight funds from year to year, and by a significant decrease in overnight rates during the period.

Interest Expense

Interest expense increased $1.2 million for the six month period ended June 30, 2009 to $10.8 million compared to $9.6 million for the six months ended June 30, 2008. The increase was due to a $493 thousand increase in interest paid on deposits. The portfolio of interest bearing deposits increased $233.4 million from year to year. The weighted average interest rate on deposits decreased 35 basis points between June 30, 2008 and June 30, 2009 to 2.12%. Interest expense on borrowed money increased $690 thousand for the six month period ended June 30, 2009 compared to 2008 due to an increase in average borrowed funds for 2009 over 2008..

Provision for Loan Losses

The loan loss provision for the six months ended June 30, 2009 increased $391 thousand to $752 thousand compared to the comparable prior year period. The increase is representative of the risk profile of the loan portfolio and loan growth from period to period. Non-performing loans increased $4.2 million at June 30 2009 to $14.5 million compared to $10.3 million at December 31, 2008. These loans remain well collateralized and no material losses are anticipated. Subsequent to June 30, 2009 a non-performing loan in the amount of $500 thousand paid in full.

Non-Interest Income

Non-interest income increased $312 thousand to $2.4 million for the six months ended June 30, 2009 compared to $2.1 million for the six months ended June 30, 2008. The net increase was derived from fees and service charges on deposits which increased $126 thousand from period to period primarily due to an increase in NSF fees, an increase in bank owned life insurance income of $135 thousand, reflective of the purchase of additional insurance in December 2008, and an increase in ATM fees of $16 thousand, an increase of $86 thousand in commissions on sales of title policies, an increase on the sale of investments of $64 thousand, and an increase in the gain on sale of loans of $69 thousand. These increases were offset by a decrease of $197 thousand in fees and service charges on loans, primarily in commercial loan fees.

Non-Interest Expense

Non-interest expense increased $2.7 million to $14.6 million for the six months ended June 30, 2009 compared to $11.9 million for the six months ended June 30, 2008. Federal Deposit Insurance Premiums increased $1.1 million in the comparable six month period. Salaries and employee benefits increased $1.1 million to $8.0 million for the six months ended June 30, 2009 compared to the same period in the prior year. This increase represents an increase in salaries and related benefits of the five branches and the opening of RomAsia in 2008, increases in pension expense of $344 thousand, an increase in compensation related to stock options granted in June 2008 of $574 thousand and annual salary adjustments. Net occupancy of premises expense increased $243 thousand to $1.4 million for the six month period ended June 30, 2009. The increase is primarily related to the costs for our new branches and the RomAsia property lease. Equipment costs increased $234 thousand to $1.3 million for the six months ended June 30, 2009. This increase was primarily related to the costs for the new branches. All other non-interest expenses increased minimally by $2 thousand.

Provision for Income Taxes

Income tax expense decreased by $521 thousand to $590 thousand for the six months ended June 30, 2009 compared to $1.1 million for the six months ended June 30, 2008. Income tax expense, represented a rate of 29.2% for the six months ended June 30, 2009 compared to 32.7% in the prior year. The decrease in tax rate is primarily due to the higher percentage of tax free income to taxable income from period to period. The Company pays a state tax rate of 3.6% on the taxable income of our investment company and 9.0% on the taxable income of the other entities.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009. This FSP had no impact on the Company’s consolidated financial statements upon adoption, although additional disclosures were required and are included in Note G.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009. This FSP had no impact on the Company’s consolidated financial statements upon adoption, although additional disclosures were required and are included in Note G.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009. This FSP had no impact on the Company’s consolidated financial statements upon adoption, although additional disclosures were required and are included in Note G.

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

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company’s assets and liabilities are monetary in nature. Consequently, the Company’s most significant form of market risk is interest rate risk. The Company’s assets, consisting primarily of mortgage loans, have generally longer maturities than the Company’s liabilities, consisting primarily of short-term deposits. As a result, a principal part of the Company’s business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended June 30, 2009.

Net Portfolio Value

The Company’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Company’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Company’s quarterly Thrift Financial Reports. The following table sets forth Roma Bank’s NPV as of March 31, 2009, the most recent date the NPV was calculated by the OTS (in thousands):

Change In				NPV as Percent of Portfolio
Interest rates	NPV			Value of Assets
In Basis Points		Dollar	Percent	NPV	Change in
(Rate Shock)	Amount	Change	Change	Ratio	Basis Points

+300bp	$ 175,103	$ (44,838)	-20%	16.24%	- 288bp
+200bp	194,514	(25,427)	-12%	17.59%	- 153bp
+100bp	210,039	(9,902)	-5%	18.58%	- 54bp
0bp	219,940	-	0%	19.12%	-
-100bp	225,142	5,202	+2%	19.33%	+20bp

The following table sets forth RomAsia Bank’s NPV as of March 31, 2009, the most recent date the NPV was calculated by the OTS (in thousands):

Change In				NPV as Percent of Portfolio
Interest rates	NPV			Value of Assets
In Basis Points		Dollar	Percent	NPV	Change in
(Rate Shock)	Amount	Change	Change	Ratio	Basis Points

+300bp	$ 9,746	$ (4,723)	-33%	15.55%	- 550bp
+200bp	11,818	(2,651)	-18%	18.13%	- 292bp
+100bp	13,437	(1,032)	-7%	19.98%	- 107bp
0bp	14,469	-	0%	21.05%	-
-100bp	15,392	923	+6%	21.97%	+92bp

Management of the Company believes that there has not been a material adverse change in the market risk during the three months ended June 30, 2009.

ITEM 4 – Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2009.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

There were no material pending legal proceedings at June 30, 2009 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – Risk Factors

Management does not believe there were any material changes to the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2008 during the most recent quarter.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 – Defaults Upon Senior Securities

None

ITEM 4 – Submission of Matters to a Vote of Security Holders

None

ITEM 5 – Other Information

None

ITEM 6 – Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMA FINANCIAL CORPORATION (Registrant)
Date: July 30, 2009	By:	/s/ Peter A. Inverso
Peter A. Inverso President and Chief Executive Officer
Date: July 30, 2009	By:	/s/ Sharon L. Lamont
Sharon L. Lamont Chief Financial Officer