Form 10-Q
period 2009-09-30
ROMA FINANCIAL CORP
filed 2009-11-05
CIK 1355823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405) of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [ ] No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, November 2, 2009:

$0.10 par value common stock - 30,932,653 shares outstanding

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition	2
	at September 30, 2009 and December 31, 2008 (Unaudited)

	Consolidated Statements of Income for the Three & Nine Months Ended	3
	September 30, 2009 and 2008 (Unaudited)

	Consolidated Statements of Changes in Stockholders’ Equity for the Nine	4
	Months Ended September 30, 2009 and 2008 (Unaudited)

	Consolidated Statements of Cash Flows for the Nine Months	5
	Ended September 30, 2009 and 2008 (Unaudited)

	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of	25
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	33

Item 4:	Controls and Procedures	34

PART II - OTHER INFORMATION		34

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES		35

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2009	December 31, 2008
	(In thousands, except per share data)
ASSETS

Cash and amounts due from depository institutions	$8,740	$7,476
Interest-bearing deposits in other banks	26,075	11,500
Money market funds	12,237	61,443
Cash and Cash Equivalents	47,052	80,419

Investment securities available for sale(“AFS”) at fair value	30,149	17,000
Investment securities held to maturity(“HTM”) at amortized cost (fair value of $ 268,421 and $74,022, respectively)	267,837	74,115
Mortgage-backed securities held to maturity at amortized cost (fair value of $ 275,539 and $309,324, respectively)	262,966	301,878
Loans receivable, net of allowance for loan losses $4,206 and $2,223, respectively	573,508	520,406
Real estate owned via equity investment	4,073	4,033
Premises and equipment	39,404	39,971
Federal Home Loan Bank of New York stock	3,005	3,479
Accrued interest receivable	7,220	5,059
Bank owned life insurance	24,053	23,326
Other assets	7,232	7,409
Total Assets	$1,266,499	$1,077,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$30,969	$27,898
Interest bearing	935,410	736,335
Total deposits	966,379	764,233
Federal Home Loan Bank of New York advances	25,361	46,929
Securities sold under agreements to repurchase	40,000	40,000
Securities purchased and not settled	2,995	—
Advance payments by borrowers for taxes and insurance	2,628	2,398
Accrued interest payable and other liabilities	13,791	10,519
Total Liabilities	1,051,154	864,079

STOCKHOLDERS' EQUITY
Common stock, $0.10 par value, 45,000,000 shares authorized, 32,731,875 shares issued; 30,932,653 and 30,888,253 shares outstanding, respectively	3,274	3,274
Paid-in capital	98,580	98,294
Retained earnings	150,647	149,926
Unearned shares held by Employee Stock Ownership Plan	(6,359)	(6,765)
Treasury stock, 1,799,222 and 1,843,622 shares, respectively	(29,214)	(29,935)
Accumulated other comprehensive (loss)	(3,234)	(3,421)
Total Roma Financial Corporation stockholders’ equity	213,694	211,373
Noncontrolling interest	1,651	1,643
Total Stockholders’ Equity	215,345	213,016
Total Liabilities and Stockholders’ Equity	$1,266,499	$1,077,095

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
INTEREST INCOME
Loans	$8,092	$7,042	$23,023	$21,371
Mortgage-backed securities held to maturity	3,455	3,377	11,007	8,284
Investment securities held to maturity	2,375	995	4,857	3,030
Securities available for sale	364	178	667	527
Other interest-earning assets	88	404	666	2,014
Total Interest Income	14,374	11,996	40,220	35,226

INTEREST EXPENSE
Deposits	5,031	4,396	14,601	13,472
Borrowings	608	439	1,867	1,008
Total Interest Expense	5,639	4,835	16,468	14,480

Net Interest Income	8,735	7,161	23,752	20,746

PROVISION FOR LOAN LOSSES	1,257	160	2,009	520

Net Interest Income after Provision for Loan Losses	7,478	7,001	21,743	20,226

NON-INTEREST INCOME
Commissions on sales of title policies	288	262	862	750
Fees and service charges on deposits and loans	442	436	1,140	1,205
Income from bank owned life insurance	288	222	854	652
Net gain from sale of mortgage loans originated for sale	15	30	89	36
Net gain from sale of available for sale investments	67	—	104	—
Net loss on sale of real estate owned	—	—	(8)	—
Other	199	203	641	580
Total Non-Interest Income	1,299	1,153	3,682	3,223

NON-INTEREST EXPENSE
Salaries and employee benefits	4,178	3,746	12,218	10,665
Net occupancy expense of premises	694	653	2,133	1,848
Equipment	620	604	1,905	1,655
Data processing fees	400	401	1,187	1,128
Federal Deposit Insurance Premium	257	27	1,426	64
Advertising	217	150	598	573
Other	791	798	2,319	2,340
Total Non-Interest Expense	7,157	6,379	21,786	18,273

Income Before Income Taxes	1,620	1,775	3,639	5,176

INCOME TAXES	524	765	1,114	1,876
Net income before noncontrolling interests	1,096	1,010	2,525	3,300
(Gain) loss attributable to the noncontrolling interest	(11)	(21)	2	120

Net Income attributable to Roma Financial Corporation	$1,085	$989	$2,527	$3,420

Net income attributable to Roma Financial Corporation per common share
Basic and Diluted	$.04	$.03	$.08	$.11
Dividends Declared Per Share	$.08	$.08	$.24	$.24

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and Diluted	30,707,645	30,608,881	30,665,363	30,616,456

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock Shares Amount		Paid-In Capital	Retained Earnings Substantially Restricted	Unearned Shares Held By ESOP	Accumulated Other Comprehensive (Loss)	Treasury Stock	Noncontrolling Interest	Total
Balance December 31, 2007	31,388	$ 3,274	$ 97,405	$ 148,136	$ (7,306)	$ (414)	$ (22,792)	$ 479	$218,782
Change in percentage of noncontrolling loss For RomAsia for 2008				(5)					(5)
Comprehensive income:
Net income for the nine months ended
September 30, 2008				3,420				(120)	3,300
Other comprehensive income net of taxes:
Unrealized loss on available for sale securities net of income taxes $(136)						(194)			(194)
Pension cost, net of income taxes of $(14)				(27)		15			(12)
Total comprehensive income									3,089
Adoption of new accounting policy for the endorsement of split-dollar life insurance proceeds				(318)					(318)
Treasury stock repurchased	(83)						(1,121)		(1,121)
Dividends declared				(1,914)					(1,914)
Capital contributed by minority interest								1,328	1,328
Stock-based compensation			323						323
ESOP shares earned			194		406				600
Balance September 30, 2008	31,305	$ 3,274	$ 97,922	$149,292	$ (6,900)	$ (593)	$ (23,913)	$ 1,687	$220,769

Balance December 31, 2008	30,888	$ 3,274	$ 98,294	$149,926	$ (6,765)	$ (3,421)	$ (29,935)	$ 1,643	$213,016
Comprehensive income:
Net income for the nine months
ended September 30, 2009				2,527				(2)	2,525
Other comprehensive income net of taxes:
Unrealized loss on available for sale securities net of income taxes of $56						187			187
Total comprehensive income									2,712
Additional capital contribution real estate owned via equity investment								10	10
Treasury shares released for stock grants	44		(721)				721
Dividends declared				(1,806)					(1,806)
Stock-based compensation			911						911
ESOP shares earned			96		406				502
Balance September 30, 2009	30,932	$ 3,274	$ 98,580	$150,647	$ (6,359)	$ (3,234)	$ (29,214)	$ 1,651	$ 215,345

See notes to consolidated financial statements

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,525	$3,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,487	1,146
Stock-based compensation	911	323
Amortization of premiums and accretion of discounts on securities	(78)	276
Accretion of deferred loan fees and discounts	(89)	(41)
Net gain on sale of mortgage loans originated for sale	(89)	(36)
Gain on sale of securities available for sale	(104)	—
Mortgage loans originated for sale	(7,897)	(3,038)
Proceeds from sales of mortgage loans originated for sale	7,986	3,074
Net realized loss on sale of real estate owned	8	—
Provision for loan losses	2,009	520
ESOP shares earned	502	600
Increase in accrued interest receivable	(2,161)	(762)
Increase in cash surrender value of bank owned life insurance	(727)	(519)
Decrease (increase) in other assets	167	(984)
Increase (decrease) in accrued interest payable	228	(497)
Increase in other liabilities	3,044	879
Net Cash Provided by Operating Activities	7,722	4,541

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, sales, calls and principal repayments of securities available for sale	4,467	4,104
Purchases of securities available for sale	(22,700)	(2,810)
Proceeds from sale of securities available for sale	6,281	—
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	83,000	117,325
Purchases of investment securities held to maturity	(274,725)	(66,697)
Principal repayments on mortgage-backed securities held to maturity	60,908	24,543
Purchases of mortgage-backed securities held to maturity	(21,883)	(183,911)
Proceeds from sale of real estate owned	60	—
Net increase in loans receivable	(55,021)	(36,005)
Additions to premises and equipment	(865)	(7,892)
Redemption of Federal Home Loan Bank of New York stock	474	—
Purchase of Federal Home Loan Bank of New York stock	—	(82)
Addition to real estate via equity investment	(100)	(4,082)
Net Cash Used in Investing Activities	(220,104)	(155,507)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	202,146	79,554
Increase in advance payments by borrowers for taxes and insurance	230	42
Dividends paid to minority stockholders of Roma Financial Corp.	(1,803)	(1,746)
Redemption of Federal Home Loan Bank of New York advances	(21,568)	(1,500)
Capital contribution by noncontrolling interests	10	1,328
Purchases of treasury stock	—	(1,121)
Proceeds from securities sold under agreements to repurchase	—	40,000
Net Cash Provided by Financing Activities	179,015	116,557

Net (Decrease) in Cash and Cash Equivalents	(33,367)	(34,409)

CASH AND CASH EQUIVALENTS - BEGINNING	80,419	95,302
CASH AND CASH EQUIVALENTS - ENDING	$47,052	$60,893

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
SUPPLEMENTARY CASH FLOWS INFORMATION

Income taxes paid, net	$1,727	$2,607
Interest paid	$16,240	$14,977
Securities purchased and not settled	$2,995	$6,097
Loan receivable transferred to real estate owned	$—	$68

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

RomAsia Bank is a federally-chartered stock savings bank. RomAsia Bank began operations on June 23, 2008. The Company invested $13.4 million in RomAsia Bank and currently holds a 89.55% ownership interest. RomAsia Bank’s deposits are federally insured by the Deposit Insurance Fund as administered by the Federal Deposit Insurance Corporation. RomAsia Bank is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Roma Bank and RomAsia Bank are collectively referred to as the “Banks”.

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

NOTE B - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Roma Bank and Roma Bank’s wholly-owned subsidiaries, Roma Capital Investment Corp. (the “Investment Co.”) and General Abstract and Title Agency (the “Title Co.”), and the Company’s majority owned investment of 89.55% in RomAsia Bank. The consolidated statements also include the Company’s 50% interest in 84 Hopewell, LLC (the “LLC”), a real estate investment which is consolidated according to the requirements of Accounting Standards Codification Topic 810, Variable Interest Entities. All significant inter-company accounts and transactions have been eliminated in consolidation. These statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and nine month periods ended September 30, 2009 and 2008. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year or other interim periods.

NOTE B - BASIS OF PRESENTATION (Continued)

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

The Investment Co. was incorporated in the State of New Jersey effective September 4, 2004, and began operations October 1, 2004. The Investment Co. is subject to the investment company provisions of the New Jersey Corporation Business Tax Act. The Title Co. was incorporated in the State of New Jersey effective March 7, 2005 and commenced operations April 1, 2005. The Company, together with two individuals, formed a limited liability company, 84 Hopewell, LLC. The LLC was formed to build a commercial office building in which is located the Company’s Hopewell branch, corporate offices for the other LLC members construction company and tenant space. The Company invested $370,000 in the LLC and provided a loan in the amount of $3.6 million to the LLC. The Company and the other 50% owner’s construction company both have signed lease commitments to the LLC.

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

Effective April 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) guidance now codified as FASB ASC Topic 855, Subsequent Events. This guidance establishes general standards for accounting and for disclosure of events that occur after the balance sheet date but before financial statements are issued. The subsequent event guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred between September 30, 2009 through November 5, 2009, the date these financial statements were issued.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business. In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of September 30, 2009, on the Company’s consolidated financial position or results of operations.

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

Outstanding stock options and restricted stock grants for the three and the nine months ended September 30, 2009 and 2008 were not considered in the calculation of diluted earnings per share because they were antidilutive.

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

The 2008 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. The Company has reserved 1,292,909 shares of common stock for issuance upon the exercise of options granted under the 2008 Plan and 517,164 shares for grants of restricted stock. The 2008 Plan will terminate in ten years from the grant date. Options will be granted with an exercise price not less than the Fair Market Value of a share of Common Stock on the date of the grant. Options may not be granted for a term greater than ten years. Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code. The number of shares available under the 2008 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of the Company’s outstanding shares. At September 30, 2009, there were 472,909 shares available for option grants under the 2008 Plan and 295,164 shares available for grants of restricted stock.

The Company accounts for stock based compensation under FASB ASC Topic 718, “Compensation-Stock Compensation”. ASC Topic 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC Topic 718 requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

ASC Topic 718 also requires the Company to realize as a financing cash flow rather than an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees and outside directors within “compensation and employee benefits” in the consolidated statement of operations to correspond with the same line item as the cash compensation paid.

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

The following is a summary of the status of the Company’s stock option activity and related information for the nine months ended September 30, 2009:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at January 1, 2009	820,000	$ 13.67

Granted	-	-
Exercised	-	-
Forfeited	-	-

Balance at September 30, 2009	820,000	$ 13.67	9.0 years	$ 0.00

Exercisable at September 30, 2009	164,000

NOTE E – STOCK BASED COMPENSATION (Continued)

On September 30, 2009, recipients of stock options under the 2008 Equity Incentive Plan were entitled to 20% of the options awarded, or 164,000 shares.

The following is a summary of the status of the Company’s restricted shares as of September 30, 2009 and changes during the nine months ended September 30, 2009:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at January 1, 2009	222,000	$13.67

Granted	—	—
Forfeited	—	—
Vested	(44,400)	13.67
Non-vested restricted shares at June 30, 2009	177,600	$13.67

Stock option and stock award expenses included in compensation expense were approximately $337,000 and $911,000, respectively, for the three and nine months ended September 30, 2009, with a respective tax benefit of $121,000 and $364,000, and compensation expense was approximately $303,000 and $323,000 respectively, for the three and nine months ended September 30, 2008, with a related tax benefit of $121,000 and $129,000, respectively. As of September 30, 2009, approximately $4.5 million of unrecognized cost, related to outstanding stock options and restricted shares, will be recognized over a period of approximately 3.75 years.

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

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Roma Bank made its first loan payment in October 2006. As of September 30, 2009 there were 635,873 unearned shares. The Company’s ESOP compensation expense was $171 thousand and $502 thousand and $201 thousand and $600 thousand, respectively, for the three and nine months ended September 30, 2009 and 2008.

NOTE F- REAL ESTATE OWNED VIA EQUITY INVESTMENTS

In 2008, Roma Bank, together with two individuals, formed 84 Hopewell, LLC. The LLC was formed to build a commercial office building which includes Roma Bank’s Hopewell branch, corporate offices for the other 50% owners’ construction company and tenant space. Roma Bank invested approximately $360,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million. Roma Bank and the construction company both have signed lease commitments to the LLC. With the adoption of guidance in regards to variable interest entities now codified in FASB ASC Topic 810, “Consolidation”, the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements. As of September 30, 2009 and December 31, 2008, this variable interest entity met the requirements of ASC Topic 810 for consolidation based on Roma Bank being the primary financial beneficiary. This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees. As of September 30, 2009, the LLC had $4.0 million in fixed assets and a loan from Roma Bank for $3.5 million, which was eliminated in consolidation. The LLC had accrued interest payable to the Bank of $11,149 at September 30, 2009 and during the three and nine months then ended the Bank had paid $25 thousand and $76

NOTE F- REAL ESTATE OWNED VIA EQUITY INVESTMENTS (Continued)

thousand in rent to the LLC. Both of these amounts were eliminated in consolidation. Roma Bank’s 50% share of the LLC’s net income for the nine months ended September 30, 2009 was $12 thousand.

NOTE G – INVESTMENT SECURITIES

The following summarizes the amortized cost and estimated fair value of securities available for sale at September 30, 2009 and December 31, 2008 with gross unrealized gains and losses therein: (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loans	Carrying Value
	(In Thousands)
Available for sale:
Mortgage-backed securities	$8,816	$265	$—	$9,081

Obligations of state and political subdivisions	8,271	90	25	8,336

U.S. Government (including agencies)	7,350	27	25	7,352

Equity securities	3,630	2	904	2,728
Mutual fund shares	2,706	—	54	2,652

	$30,773	$384	$1,008	$30,149

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Available for sale:
Mortgage-backed securities	$2,963	$93	$—	$3,056
Obligations of state and political subdivisions	4,743	47	—	4,790
U.S. Government (including agencies)	2,831	38	—	2,869
Corporate bond	980	—	25	955
Equity securities	3,630	—	749	2,881
Mutual fund shares	2,607	—	158	2,449

	$17,754	$178	$932	$17,000

NOTE G – INVESTMENT SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2009:
Obligations of state & political subdivisions	$796	$25	$—	$—	$796	$25
U.S. Government	1,475	25	—	—	1,475	25
Equity securities	—	—	2,676	904	2,676	904
Mutual funds	—	—	2,652	54	2,652	54

	$2,271	$50	$5,328	$958	$7,599	$1,008

December 31, 2008:
Corporate bond	$955	$25	$—	$—	$955	$25
Equity securities	—	—	2,881	749	2,881	749
Mutual funds	—	—	2,449	158	2,449	158

	$955	$25	$5,330	$907	$6,285	$932

The amortized cost and estimated fair value of securities available for sale at September 30, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In Thousands)

One year or less	$—	$—
After one to five years	800	802
After five to ten years	12,346	12,407
After ten years	2,475	2,479
Total	15,621	15,688
Mortgage-backed securities	8,816	9,081
Equity securities	3,630	2,728
Mutual funds	2,706	2,652
Total	$30,773	$30,149

NOTE G – INVESTMENT SECURITIES (Continued)

The following summarizes the amortized cost and estimated fair value of securities held to maturity at September 30, 2009 and December 31, 2008 with gross unrealized gains and losses therein: (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies)	$258,817	$959	$570	$259,206

Obligations of state and political subdivisions	9,020	218	23	9,215

	$267,837	$1,177	$593	$268,421

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
	(In Thousands)
Held to maturity:
U.S. Government (including agencies)	$67,985	$176	$115	$68,046

Obligations of state and political subdivisions	6,130	77	231	5,976

	$74,115	$253	$346	$74,022

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2009:
U.S. Government	$66,422	$570	$—	$—	$66,422	$570
Obligations of state & political subdivisions	2,259	23	—	—	2,259	23
	$68,681	$593	$—	$—	$68,681	$593

December 31, 2008:
U.S. Government	$11,883	$115	$—	$—	$11,883	$115
Obligations of state & political subdivisions	1,706	96	2,378	135	4,084	231
	$13,589	$211	$2,378	$135	$15,967	$346

NOTE G – INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of securities held to maturity at September 30, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In Thousands)

One year or less	$55	$55
After one to five years	32,284	32,380
After five to ten years	172,937	173,326
After ten years	62,561	62,660
Total	$267,837	$268,421

Proceeds from the sales and calls of securities available for sale amounted to $3.5 million and $6.3 million, respectively, in both the three and nine months ended September 30, 2009.

Management evaluates securities for other-than-temporary-impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

In determining OTTI under the ASC Topic 320, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the financial condition and near term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary-impairment decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI, for debt securities, occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If any entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

At September 30, 2009, the Company’s available for sale and held to maturity debt securities portfolio consisted of 165 securities, of which 30 were in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. No OTTI charges were recorded for the nine months ended September 30, 2009. The company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Equity securities had gross unrealized losses of $904 million and $749 thousand at September 30, 2009 and December 31, 2008, respectively. All equity securities are held with one issuer. In May 2009 the company in which our Company holds equity securities announced it had reached a definitive agreement to be acquired and merged into a publicly traded financial institution with an anticipated closing by December 2009. The severity of the unrealized loss is correlated to the decline of the stock market that started in the fall of 2007, primarily in the financial industry, and a result of the current economic recession. Because the Company has the ability and intent to hold the common stock investment until a recovery of fair value, it does not consider the impairment to be other than temporary. The available for sale mutual funds are a CRA investment and currently have an unrealized loss of approximately $54 thousand. They have been in a loss position for the last two years with the greatest unrealized loss being approximately $184 thousand. Management does not believe the equity or mutual fund securities available for sale are OTTI due to reasons of credit quality. Accordingly, as of September 30, 2009, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Approximately $104.0 million of securities held to maturity are pledged as collateral for Federal Home Loan Bank of New York (“FHLBNY”) advances, borrowings, and deposits at September 30, 2009.

NOTE G – INVESTMENT SECURITIES (Continued)

The following tables set forth the composition of our mortgage- backed securities portfolio as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)

Government National Mortgage Association	$8,066	$134	$40	$8,160
Federal Home Loan Mortgage Corporation	130,017	6,078	90	136,005
Federal National Mortgage Association	113,411	6,032	24	119,419
Collateralized mortgage obligations	11,472	483	—	11,955

	$262,966	$12,727	$154	$275,539

	December 31, 2008
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)

Government National Mortgage Association	$8,888	$45	$118	$8,815
Federal Home Loan Mortgage Corporation	154,246	4,200	405	158,041
Federal National Mortgage Association	124,942	3,630	75	128,497
Collateralized mortgage obligations	13,802	205	36	13,971

	$301,878	$8,080	$634	$309,324

NOTE G – INVESTMENT SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2009
Government National Mortgage Association	$3,200	$40	$—	$—	$3,200	$40
Federal Home Loan Mortgage Corporation	1,568	60	1,355	30	2,923	90
Federal National Mortgage Association	1,134	23	174	1	1,308	24
Collateralized mortgage obligations	—	—	—	—	—	—

	$5,902	$123	$1,529	$31	$7,431	$154

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2008
Government National Mortgage Association	$4,920	$112	$188	$6	$5,108	$118
Federal Home Loan Mortgage Corporation	13,068	286	7,022	119	20,090	405
Federal National Mortgage Association	2,479	24	3,757	51	6,236	75
Collateralized mortgage obligations	3,162	36	—	—	3,162	36

	$23,629	$458	$10,967	$176	$34,596	$634

Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment. The unrealized losses on mortgage-backed securities relate primarily to fixed interest rate and, to a lesser extent, adjustable interest rate securities. Such losses are the result of changes in interest rates and not credit concerns. The Bank, Investment Co. and RomAsia Bank does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities, therefore, no OTTI is required. As of September 30, 2009, there were 4 Government National Mortgage Association, 6 Federal Home Loan Mortgage Corporation, zero Federal National Mortgage Association, and zero Collateralized mortgage obligations, in unrealized loss positions compared to 9, 48, 30 and 6, respectively, in unrealized loss positions as of December 31, 2008.

NOTE H - LOANS RECEIVABLE, NET

Loans receivable, net at September 30, 2009 and December 31, 2008 were comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008
Real estate mortgage loans:
Conventional 1-4 family	$246,126	$230,956
Commercial and multi-family	166,216	128,990
	412,342	359,946
Construction	24,392	28,899
Consumer:
Equity and second mortgages	133,418	133,855
Other	965	943
	134,383	134,798
Commercial	10,977	5,762

Total loans	582,094	529,405
Less:
Allowance for loan losses	4,206	2,223
Deferred loan fees	379	233
Loans in process	4,001	6,543
	8,586	8,999
Total loans receivable, net	$573,508	$520,406

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

	September 30, 2009	December 31, 2008
	(In Thousands)

Recorded investment in impaired loans without specific allowance	$18,188	$9,265
Recorded investment in impaired loans with specific allowance	4,307	2,778
Related allowance for loan losses	(1,403)	(520)
	$21,092	$11,523

Non-performing loans increased $5.8 million to $16.1 million at September 30, 2009 compared to $10.3 million at December 31, 2008. Included in the increase is $5.0 million of commercial loans and $798 thousand of residential mortgages and equity loans. Approximately 56% of the loans added to the commercial non-performing category represent loans to builder developers. The remaining loans added to commercial non-performing loans were primarily commercial real estate loans. The Company is taking a proactive approach in identifying loans at an early stage that may be experiencing cash flow deterioration or collateral weakening even though the loan remains current. The Company is in the process of obtaining new appraisals on all substandard real estate loans and any other loans that are identified as having early warning signs of weakening. Commercial impaired loans include four loans totaling $5.2 million that are not non-performing. The substandard commercial loans also include $633 thousand of loans that are not delinquent, have adequate collateral, but the borrowers are showing some signs of financial weakness. The Company is also receiving principal payments on $2.3 million of commercial real estate loans. One non-performing commercial loan with a balance of $500 thousand was paid in full during the third quarter of 2009.The increase in the residential mortgages and equity loans is primarily centered in one equity loan for $546 thousand and five residential mortgages and equity loans with balances ranging from $8 thousand to $178 thousand.

NOTE I - DEPOSITS

A summary of deposits by type of account as of September 30, 2009 and December 31, 2008 is as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand:
Non-interest bearing checking	$30,969	0.00%	$27,898	0.00%
Interest bearing checking	115,068	0.58%	99,788	0.54%
	146,037	0.45%	127,686	0.42%
Savings and club	264,245	1.41%	204,031	1.21%
Certificates of deposit	556,097	2.78%	432,516	3.63%
Total	$966,379	2.05%	$764,233	2.44%

At September 30, 2009, the Company had contractual obligations for certificates of deposit that mature as follows (in thousands):

One year or less	$ 424,634
After one to three years	118,472
After three years	12,991
Total	$ 556,097

NOTE J – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of September 30, 2009 and December 31, 2008 (in thousands):

	Estimated
	Useful	September 30.	December 31,
	Lives	2009	2008
Land for future development	-	$1,054	$1,054
Construction in progress	-	141	90
Land and land improvements	-	5,428	5,428
Buildings and improvements	20-50 yrs	35,172	34,597
Furnishings and equipment	3-10 yrs.	9,581	9,348
Total premises and equipment		51,376	50,517
Accumulated depreciation		11,972	10,546
Total		$39,404	$39,971

NOTE K – FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At September 30, 2009 and December 31, 2008, the Bank had outstanding FHLBNY advances as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
		Interest		Interest
	Amount	Rate	Amount	Rate

Maturing:
September 15, 2010	$ 2,361	4.49%	$ 3,929	4.49%

Scheduled principal payments are follows (in thousands):

One year or less	$ 2,013
More than one year through three years	348
$ 2,361

At September 30, 2009 and December 31, 2008, the Bank also had an outstanding FHLBNY borrowing totaling $23.0 million and $43.0 million, respectively. The borrowing is at a fixed rate of 3.90% for ten years, maturing in 2017, callable at three years, with interest paid quarterly.

Securities sold under agreements to repurchase are treated as financing and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at September 30, 2009 and December 31, 2008. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015, with a two year call, at 3.22%; $20.0 million maturing in 2015, with a three year call, at 3.51%; and $10.0 million maturing in 2018, with a five year call, at 3.955%. The agreement is collateralized by securities described in the underlying agreement which are held in safekeeping by the FHLBNY. At September 30, 2009, the fair value of the mortgage-backed securities used as collateral under the agreement was approximately $50.2 million.

NOTE L – RETIREMENT PLANS

Components of net periodic pension cost for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Service cost	$98	$82	$292	$246
Interest cost	148	134	442	402
Expected return on plan assets	(123)	(179)	(369)	(537)
Amortization of unrecognized net loss	89	—	267	—
Amortization of unrecognized past service liability	3	4	9	12

Net periodic benefit expense	$215	$41	$641	$123

NOTE M – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit. Outstanding loan commitments at September 30, 2009 were as follows (in thousands):

September 30,
2009
Residential mortgage and equity loans	$7,990
Commercial loans committed not closed	15
Commercial lines of credit	20,440
Consumer unused lines of credit	37,796
Commercial letters of credit	5,702
$71,943

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amount of financial instruments which represent credit risk at September 30, 2009 and December 31, 2008 is as follows (in thousands):

	September 30,	December 31,
	2009	2008
Standby by letters of credit	$5,702	$9,932
Outstanding loan and credit line commitments	$66,241	$73,660

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party. The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers. These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The current amount of the liability related to guarantees under standby letters of credit issued is not material as of September 30, 2009.

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

The Banks have non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2009:

Year Ended September 30:
2010	$439,211
2011	441,589
2012	444,007
2013	459,378
2014	472,108
Thereafter	6,124,570
Total Minimum Payments Required	$8,380,863

NOTE M – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (Continued)

Included in the total required minimum lease payments is $1,881,215 of payments to the LLC. The Company eliminates these payments in consolidation.

NOTE N – NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2009, the Company adopted guidance now codified as FASB ASC Topic 810, “Consolidations” which required retrospective application of the presentation and disclosure requirements in regards to non controlling interests in consolidated financial statements. The adoption of this guidance required the liability to minority interests to be reclassified to equity and the minority loss to be included in net income. Accordingly, $1,643,000 of noncontrolling interests that were previously included in liabilities on the Company’s December 31, 2008 Statements of Financial Condition have been reclassified to stockholders’ equity and $21,000 and $120,000 thousand of net loss attributable to noncontroliing interests for the three and nine months ended September 30, 2008 previously recorded as minority interest loss was reclassified to net income.

NOTE O –FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted the guidance on fair value measurements now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, on January 1, 2008. Under FAS 157, fair value measurements are not adjusted for transaction costs. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Fair value measurement guidance establishes a hierarchy that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under are described below.

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

The fair value measurement hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

NOTE O –FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy, used September 30, 2009 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value September 30, 2009
(In Thousands)

Securities available for sale	$ -	$30,149	$ -	$30,149

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy, used at December 31, 2008 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2008
(In Thousands)

Securities available for sale	$ -	$17,000	$ -	$17,000

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy, used at September 30, 2009 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value September 30, 2009
	(In Thousands)

Impaired loans	$ -	$ -	$2,904	$2,904

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy, used at December 31, 2008 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2008
	(In Thousands)
Impaired loans	$ -	$	$ 2,258	$2,258

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company

NOTE O –FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008.

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans carried at fair value are those impaired loansin which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at September 30, 2009 consists of the loan balances of $4.3 million net of a valuation allowance of $1.4 million. The fair value at December 31, 2008 consists of the loan balances of $2,778 million, net of a valuation allowance of $520 thousand.

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

NOTE O –FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Federal Home Loan Bank of New York Advances and Securities Sold Under Agreements to Repurchase (Carried at Cost)

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

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of September 30, 2009 and December 31, 2008.

The carrying amounts and estimated fair values of financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$47,052	$47,052	$80,419	$80,419
Securities available for sale	30,149	30,149	17,000	17,000
Investment securities held to maturity	267,837	268,421	74,115	74,022
Mortgage-backed securities held to maturity	262,966	275,539	301,878	309,324
Loans receivable	573,508	580,352	520,406	528,016
Federal Home Loan Bank of New York Stock	3,005	3,005	3,479	3,479
Interest receivable	7,220	7,220	5,059	5,059

Financial liabilities:
Deposits	966,379	969,855	764,233	763,839
Federal Home Loan Bank of New York Advances	25,361	28,189	46,929	50,929
Securities sold under agreements to repurchase	40,000	43,627	40,000	45,309
Accrued interest payable	1,548	1,548	1,605	1,605

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

NOTE O –FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE P –OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive (loss) at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30,	December 31,
	2009	2008
Unrealized loss on securities available for sale	$(624)	$(754)
Pension plan liability	(4,771)	(4,771)
	(5,395)	(5,525)
Deferred income taxes	2,161	2,104
Accumulated other comprehensive (loss)	$(3,234)	$(3,421)

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

General

Total assets increased by $189.4 million to $1.3 billion at September 30, 2009, compared to $1.1 billion at December 31, 2008. Total liabilities increased $187.1 million to $1.1 billion at September 30, 2009, compared to $864.1 million at December 31, 2008. Total stockholders’ equity increased $2.3 million to $215.3 million at September 30, 2009. The increase in assets was funded by deposit growth of $202.1 million which was utilized to fund investments of $168.0 million, and loans of $53.1 million.

Deposits

Total deposits increased $202.1 million to $966.4 million at September 30, 2009, compared to $764.2 million at December 31, 2008. Non-interest bearing demand deposits increased $3.1 million to $30.9 million at September 30, 2009, and interest bearing demand deposits increased $15.3 million to $115.1 million. Savings and club accounts increased $60.2 million to $264.2 million and certificates of deposit increased $123.6 million to $556.1 at September 30, 2009. Deposit growth, especially certificates of deposit, benefited from the opening of five branches in 2008 and the opening of RomAsia Bank in June 2008.

Investments (Including Mortgage-Backed Securities)

The investment portfolio increased $168.0 million to $561.0 million at September 30, 2009, compared to $393.0 million at December 31, 2008. Securities available for sale increased $13.1 million to $30.1 million at September 30, 2009, compared to $17.0 million at December 31, 2008 primarily due to investments made by RomAsia Bank. Investments held to maturity increased $193.7 million to $267.8 million at September 30, 2009, compared to $74.1 million at December 31, 2008. The increase was due to securities purchased during the period. Mortgage-backed securities decreased $38.9 million to $263.0 million at September 30, 2009, compared to $301.9 million at December 31, 2008. The decrease in mortgage backed securities was primarily due to principal payments and maturities that were reinvested in investments held to maturity.

Loans

Net loans increased by $53.1 million to $573.5 million at September 30, 2009, compared to $520.4 million at December 31, 2008. Commercial and multi-family real estate mortgages increased $37.2 million to $166.2 million at September 30, 2009, compared to $129.0 million at December 31, 2008. Gross construction loans decreased $4.5 million to $24.4 million at September 30, 2009, compared to $28.9 million at December 31, 2008. Residential loan demand increased in the first and second quarters of 2009, but slowed in the third quarter, as homeowners refinanced to take advantage of lower interest rates. Residential and consumer loans increased $14.7 million from December 31, 2008 to September 30, 2009. Commercial loan demand slowed considerably and remained influenced by rate competition.

Other Assets

All other asset categories, except cash and cash equivalents, increased by $1.7 million from December 31, 2008 to September 30, 2009. This increase was primarily caused by increases in bank owned life insurance of $727 thousand, and in accrued interest receivable of $2.1 million. These increases were partially offset by decreases of $474 thousand in Federal Home Loan Bank of New York stock, and a $567 thousand decrease in premises and equipment.

Borrowed Money

The $21.6 million decrease in advances from the FHLBNY during the nine months ended September 30, 2009 was due to scheduled principal payments and the repayment of a $20.2 million advance. At September 30, 2009, the outstanding FHLBNY balance was $25.4 million compared to $46.9 million at December 31, 2008. During August 2008, Roma Bank entered into a qualifying repurchase agreement which is treated as financing in the consolidated balance sheet.

Other Liabilities

All other liability categories increased $6.5 million to $19.4 million at September 30, 2009. The net increase was primarily due to $3.0 million in securities purchased and not settled at September 30, 2009, an increase in advance payments by borrowers for taxes and insurance of $230 thousand, an increase of $2.4 million in certified checks, and other smaller increases.

Stockholders’ Equity

Stockholders’ equity increased $2.3 million to $215.3 million at September 30, 2009 compared to $213.0 million at December 31, 2008. The net increase was primarily caused by net income of $2.5 million, the release of ESOP shares of $502 thousand, option and warrant costs of $911 thousand, and unrealized gains of $187 thousand on available for sale securities. Offsetting these increases were $1.8 million of dividends.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

General

Net income increased $96 thousand to $1.1 million for the quarter ended September 30, 2009 compared to $1.0 million for the prior year period. The increase was primarily due to an increase of $1.6 million in net interest income, an increase of $147 thousand in non-interest income and a decrease in income taxes of $241 thousand. Theses increases were offset by a $1.1 million increase in the provision for loan losses and an increase of $ 230 thousand in our Federal Deposit Insurance Premium.

Interest Income

Interest income increased by $2.4 million to $14.4 million for the three months ended September 30, 2009, compared to $12.0 million for the prior year period. Interest income from loans increased $1.1 million to $8.1 million for the nine months ended September 30, 2009. Interest income from residential mortgage loans increased $96 thousand over the comparable quarter ended September 30, 2008, while interest income from equity loans decreased $97 thousand. The weighted average interest rates for mortgage and equity loans at September 30, 2009 were 5.52% and 5.56%, respectively, compared to 5.76% and 5.92%, respectively, in the prior year. Interest income from commercial and multifamily mortgage loans and commercial loans increased $1.0 million from period to period. During the same period the commercial loan portfolio increased $39.7 million. The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 6.067% at September 30, 2009 and 6.37% at September 30, 2008. The reduction in the prime rate impacted interest income on commercial and equity adjustable rate loans.

Interest income from mortgage-backed securities increased $78 thousand over the comparable quarter in 2008. Interest income from investments held to maturity increased $1.4 million for the quarter ended September 30, 2009. This increase was primarily due to the increase in the portfolio between periods of $60.0 million. Interest income from securities available for sale increased $186 thousand from period to period, primarily due to interest rates and the increase in RomAsia’s portfolio. Interest income from other interest earning assets decreased $316 thousand for the three months ended September 30, 2009, compared to the same period in 2008. This decrease was primarily due to a decrease in the average balance of overnight funds and by a significant decrease in overnight rates between the comparable periods.

Interest Expense

Interest expense increased $804 thousand for the three months period September 30, 2009 to $5.6 million, compared to $4.8 million for the three months ended September 30, 2008. The increase was primarily due to a $635 thousand increase in interest paid on deposits. Total deposits increased $235.8 million over the twelve month period ended September 30, 2009. The effect of the increased portfolio was offset by a decrease in the weighted average interest rate of 31 basis points to 2.05% at September 30, 2009. Interest expense on borrowings increased $169 thousand for the three months ended September 30, 2009, compared to 2008 due to the increase in the average borrowed funds during the 2009 period associated with the repurchase agreement entered into during the fourth quarter of 2008.

Provision for Loan Losses

The loan loss provision for the three months ended September 30, 2009 increased $1.1 million to $1.3 million compared to the prior year. The increase in the general reserve of $400 thousand is representative of the risk profile of the loan portfolio and loan growth in each period. The increase in the specific reserve of $700 thousand is primarily related to one commercial developer loan. Non-performing loans increased $7.2 million to $16.1 million at September 30, 2009 compared to $8.9 million at September 30, 2008. These loans remain well collateralized and no material losses are anticipated, except for those loans for which a specific reserve has been established.

Non-Interest Income

Non-interest income increased $147 thousand to $1.3 million for the three months ended September 30, 2009, compared to $1.2 million for the three months ended September 30, 2008. The net increase was chiefly derived from an increase in income from bank owned life insurance of $66 thousand, gains on sales of investments of $70 thousand, and commissions on the sale of title policies of $26 thousand.

Non-Interest Expense

Non-interest expense increased $782 thousand to $7.2 million for the three months ended September 30, 2009 compared to $6.4 million for the three months ended September 30, 2008. Salaries and employee benefits increased $432 thousand to $4.2 million for the three months ended September 30, 2009 compared to the same period in the prior year. This increase represents an increase in salaries and related benefits associated with the five new branches and the opening of RomAsia in 2008, and an increase in pension expense of $174 thousand. Other increases in non-interst expense primarily related to the opening of five new branches and RomAsia Bank were: net occupancy of premises, $41 thousand; and equipment costs of $16 thousand. Federal Deposit Insurance Premium expense increased $230 thousand due to increased deposit insurance rates. Other non-interest expenses increased minimally by $63 thousand to $1.0 million for the three months ended September 30, 2009 compared to $950 thousand for the same period in the prior year.

Provision for Income Taxes

Income tax expense decreased by $241 thousand to $524 thousand for the three months ended September 30, 2009, compared to $765 thousand for the three months ended September 30, 2008. Income tax expense, represented an effective rate of 32% for the three months ended September 30, 2009, compared to 43% in the prior year quarter. The decrease in the effective tax rate was primarily due to the higher percentage of tax free income to taxable income from period to period. The Company pays a state tax rate of 3.6% on the taxable income of our investment company and 9.0 % on the taxable income of the other entities.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

General

Net income decreased $893 thousand to $2.5 million for the nine months ended September 30, 2009, compared to $3.4 million for the prior year period. The decrease was primarily generated by an increase of $3.5 million in non-interest expense and a $1.5 million increase in the provision for loan losses. Increases in non-interest expenses were offset by an increase in net interest income of $3.0 million; an increase of $459 thousand in non-interest income; and a decrease in the provision for income taxes of $762 thousand. The increase in non-interest expense was primarily due to a $1.4 million increase in our Federal Deposit Insurance Premium.

Interest Income

Interest income increased by $5.0 million to $40.2 million for the nine months ended September 30, 2009 compared to $35.2 million for the prior year period. Interest income from loans increased $1.7 million to $23.0 million for the nine months ended September 30, 2009. The increase in interest income from loans was primarily due to an increase in the loan portfolio, offset to some degree by a decrease in the weighted average interest rate on loans. Interest income from residential mortgage loans increased $383 thousand over the comparable nine month period ended September 30, 2008, while interest income from equity loans decreased approximately $309 thousand. The weighted average interest rates for mortgage and equity loans at September 30, 2009 were 5.516% and 5.56%, respectively, compared to 5.76% and 5.92%, respectively, in the prior year. Interest income from commercial and multifamily mortgage loans and commercial loans increased $1.5 million from year to year. The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 6.067% at September 30, 2009 and 6.37% at September 30, 2008. As mentioned previously, adjustable rate commercial and consumer loans were impacted by the reduction in the prime rate during the current nine month period.

Interest income from mortgage-backed securities increased $2.7 million over the comparable nine month period in 2008. Interest income from investments held to maturity increased $1.8 million for the nine months ended September 30, 2009 as compared to September 30, 2008. Interest income on securities available for sale increased $140 thousand from year to year. Interest income on other interest earning assets decreased $1.3 million for the nine months ended September 30, 2009 compared to the same period in 2008. This decrease was primarily due to a significant decrease in both the average balance of overnight funds from period to period, and by a significant decrease in overnight rates during the period.

Interest Expense

Interest expense increased $2.0 million for the nine month period ended September 30, 2009 to $16.5 million compared to $14.5 million for the nine months ended September 30, 2008. The increase was due to a $1.1 million increase in interest paid on deposits. The portfolio of interest bearing deposits increased $235.8 million from period to period. The weighted average interest rate on deposits decreased 31 basis points between September 30, 2008 and September 30, 2009 to 2.05%. Interest expense on borrowed money increased $859 thousand for the nine month period ended September 30, 2009, compared to 2008, due to an increase in average borrowed funds in 2009 over 2008.

Provision for Loan Losses

The loan loss provision for the nine months ended September 30, 2009 increased $1.5 million to $2.0 million compared to the comparable prior year period. The increase is representative of the risk profile of the loan portfolio; loan growth from period to period; and an increase in the specific reserve. Non-performing loans increased $5.8 million at September 30, 2009 to $16.1 million, compared to $10.3 million at December 31, 2008. These loans remain well collateralized and no material losses are anticipated other than those loans for which a specific reserve has been established.

Non-Interest Income

Non-interest income increased $459 thousand to $3.7 million for the nine months ended September 30, 2009, compared to $3.2 million for the nine months ended September 30, 2008. The net increase was derived from fees and service charges on deposits which increased $220 thousand from period to period primarily due to an increase in NSF fees; an increase in bank owned life insurance income of $202 thousand, reflective of the purchase of additional insurance in December 2008; and an increase in ATM fees of $30 thousand; an increase of $112 thousand in commissions on sales of title policies; an increase on the sale of investments of $133 thousand; and an increase in the gain on sale of loans of $53 thousand. These increases were offset by a decrease of $285 thousand in fees and service charges on loans, primarily in commercial loan fees.

Non-Interest Expense

Non-interest expense increased $3.5 million to $21.8 million for the nine months ended September 30, 2009, compared to $18.3 million for the nine months ended September 30, 2008. Federal Deposit Insurance Premiums increased $1.4 million over the comparable nine month period. Salaries and employee benefits increased $1.6 million to $12.2 million for the nine months ended September 30, 2009 compared to the same period in the prior year. This increase reflects an increase in salaries and related benefits of five new branches and the opening of RomAsia in 2008; increases in pension expense of $517 thousand; an increase in compensation expense related to stock options granted in June 2008 of $577 thousand; and annual salary adjustments. Net occupancy of premises expense increased $285 thousand to $2.1 million for the nine month period ended September 30, 2009. The increase is primarily related to the costs for our new branches and the RomAsia property lease. Equipment costs increased $250 thousand to $1.9 million for the nine months ended September 30, 2009. This increase was primarily related to the costs for the new branches. All other non-interest expenses increased minimally by $63 thousand.

Provision for Income Taxes

Income tax expense decreased by $762 thousand to $1.1 million for the nine months ended September 30, 2009 compared to $1.9 million for the nine months ended September 30, 2008. Income tax expense, represented an effective rate of 30% for the nine months ended September 30, 2009, compared to 36% in the prior year. The decrease in the effective tax rate is primarily due to the higher percentage of tax free income to taxable income from period to period. The Company pays a state tax rate of 3.6% on the taxable income of its investment company and 9.0% on the taxable income of the other entities.

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

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) which is now codified in FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. It also includes guidance on identifying circumstances when a transaction may not be considered orderly.

The guidance provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value.

This guidance clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The guidance provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the guidance for the quarter ended June 30, 2009. The adoption of the guidance had no impact on the Company’s consolidated financial statements although additional disclosures were required and are included in Note G.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2), which is now codified in FASB ASC Topic 320, Investments-Debt and Equity Securities. The guidance clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

The guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the guidance for the quarter ended June 30, 2009. This guidance had no impact on the Company’s consolidated financial statements upon adoption, although additional disclosures were required and are included in Note G.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1) which is now codified as FASB ASC Topic 825, “Financial Instruments”. This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

The guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the guidance for the quarter ended June 30, 2009. The guidance had no impact on the Company’s consolidated financial statements upon adoption, although additional disclosures were required and are included in Note G.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which is now codified as ASC 275 and 350, “Risks and Uncertainties and Intangibles-Goodwill and Other.” The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

FASB statement No. 141 (R) “Business Combinations”, which is now codified as ASC 805, “Business Combinations”, was issued in December of 2007. The guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The guidance also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which is now codified as ASC 815, “Derivatives and Hedging.” The guidance requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent factors contained within derivatives. The guidance also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The guidance was effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “ Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, which is now codified as ASC 860, “Transfers and Servicing.” This guidance addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The guidance includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The guidance was effective for fiscal years beginning after November 15, 2008 and applies only to original transfers made after that date; early adoption will not be allowed. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4), which is now codified as ASC 460, “Guarantees.” The guidance amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements. The guidance was effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1), which is now codified as ASC 325,”Investments-Other.” The guidance amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The guidance also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in ASC 310, “Investments-Debt and Equity Securities.” The guidance was effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of this standard did not have a material impact on our consolidated financial statements.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which is now codifies as ASC 715, “Compensation-Retirement Benefits”, provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the guidance shall be provided for fiscal years ending after December 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations”, which is now codified as ASC 323, “Investments-Equity Method and Joint Ventures.” The guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The guidance was effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations. This statement has not yet been included in the codification.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations. This statement has not yet been included in the codification.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is now codified as ASC 105.The guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. The guidance was effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations. The implementation of this guidance did not have a material impact on our consolidated financial statements.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company’s assets and liabilities are monetary in nature. Consequently, the Company’s most significant form of market risk is interest rate risk. The Company’s assets, consisting primarily of mortgage loans, have generally longer maturities than the Company’s liabilities, consisting primarily of short-term deposits. As a result, a principal part of the Company’s business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended September 30, 2009.

Net Portfolio Value

The Company’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Company’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces its analysis based upon data submitted on the Company’s quarterly Thrift Financial Reports. The following table sets forth Roma Bank’s NPV as of June 30, 2009, the most recent date the NPV was calculated by the OTS (in thousands):

Change In				NPV as Percent of Portfolio
Interest rates	NPV			Value of Assets
In Basis Points					Change in
(Rate Shock)	Amount	Dollar Change	Percent Change	NPV Ratio	Basis Points

+300bp	$ 144,489	$ (75,398)	-34%	12.99%	- 530bp
+200bp	171,799	(48,088)	-22%	15.01%	- 328bp
+100bp	197,713	(22,174)	-10%	16.82%	- 146bp
0bp	219,887	-	0%	18.29%	-
-100bp	235,757	15,870	+7%	19.28%	+99bp

The following table sets forth RomAsia Bank’s NPV as of June 30, 2009, the most recent date the NPV was calculated by the OTS (in thousands):

Change In				NPV as Percent of Portfolio
Interest rates	NPV			Value of Assets
In Basis Points					Change in
(Rate Shock)	Amount	Dollar Change	Percent Change	NPV Ratio	Basis Points

+300bp	$ 7,763	$ (6,074)	-44%	10.68%	- 662bp
+200bp	10,114	(3,723)	-27%	13.41%	- 389bp
+100bp	12,369	(1,468)	-11%	15.84%	- 146bp
0bp	13,837	-	0%	17.3%	-
-100bp	15,367	1,531	+11%	18.76%	146bp

Management of the Company believes that there has not been a material adverse change in the market risk during the three months ended September 30, 2009.

ITEM 4 – Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2009.

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

ROMA FINANCIAL CORPORATION (Registrant)
Date: November 5, 2009	By:	/s/ Peter A. Inverso
Peter A. Inverso President and Chief Executive Officer
Date: November 5, 2009	By:	/s/ Sharon L. Lamont
Sharon L. Lamont Chief Financial Officer