Form 10-K
period 2009-12-31
ROMA FINANCIAL CORP
filed 2010-03-03
CIK 1355823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2009
- OR -

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] YES   [  ]   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] YES [   ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] YES   [X]   NO

As of February 28, 2010 there were 30,932,653 shares of common stock outstanding.

The aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant on June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $126.4 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders. (Part III)

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

Item 1.  Business

General

The Company is a federally-chartered corporation organized in January 2005 for the purpose of acquiring all of the capital stock that Roma Bank issued in its mutual holding company reorganization.  Roma Financial Corporation’s principal executive offices are located at 2300 Route 33, Robbinsville, New Jersey 08691 and its telephone number at that address is (609) 223-8300.

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

RomAsia Bank is a federally-chartered stock savings bank. It received all regulatory approvals and began operation on June 23, 2008. RomAsia Bank is regulated by the Office of Thrift Supervision. Roma Bank and RomAsia Bank are collectively referred to herein as (the “Banks”).

The Banks offer traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank operates from its main office in Robbinsville, New Jersey, and thirteen branch offices located in Mercer, Burlington and Ocean Counties, New Jersey. RomAsia Bank operates from one location in Monmouth Junction, New Jersey. As of December 31, 2009, the Banks had 204 full-time employees and 44 part-time employees.  Roma Bank maintains a website at www.romabank.com.

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

Lending Activities

Analysis of Loan Portfolio

We have traditionally focused on the origination of one- to four-family loans, which comprise a significant majority of the total loan portfolio.  We also provide financing for commercial real estate, including multi-family dwellings, service/retail and mixed-use properties, churches and non-profit properties, and other commercial real estate.  After real estate mortgage lending, consumer lending is our next largest category of lending and is primarily composed of home equity loans and lines of credit.  We also originate construction loans for individual single-family residences and commercial loans to businesses and non-profit organizations, generally secured by real estate.

Loan Portfolio Composition.  The following table analyzes the composition of our loan portfolio by loan category at the dates indicated. Except as set forth below, there were no concentrations of loans exceeding 10% of total loans.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:

Real estate mortgage -one-to-four family	$251,937	42.21%	$230,956	43.63%	$219,900	46.52%	$207,755	48.31%	$191,634	49.45%
Real estate mortgage - multi-family and commercial	172,334	28.87	128,990	24.37	80,537	17.04	65,848	15.31	53,614	13.84
Commercial business	12,302	2.06	5,762	1.09	3,918	0.83	3,724	0.87	2,351	0.61
Consumer:
Home equity and second mortgage	133,199	22.32	133,855	25.28	130,085	27.52	127,450	29.63	118,318	30.53
Passbook, certificate, overdraft	982	0.16	881	0.17	1,103	0.24	1,314	0.30	1,071	0.28
Auto	42	-	62	-	24	-	33	0.01	41	0.01
Other	-	-	-	-	-	-	-	-	465	0.12
Total consumer loans	134,223	22.48	134,798	25.45	131,212	27.76	128,797	29.94	119,895	30.94
Construction	26,162	4.38	28,899	5.46	37,119	7.85	23,956	5.57	20,020	5.16
Total loans	596,958	100.00%	529,405	100.00%	472,686	100.00%	430,080	100.00%	387,514	100.00%
Less:
Construction loans in process	5,524		6,543		12,037		8,353		7,659
Allowance for loan losses	5,243		2,223		1,602		1,169		878
Deferred loan (costs) and fees, net	432		233		174		176		269
	11,199		8,999		13,813		9,698		8,806
Loans receivable, net	$585,759		$520,406		$458,873		$420,382		$378,708

Loan Maturity Schedule.  The following tables set forth the maturity of our loan portfolio at December 31, 2009.  Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less.  Loans are stated in the following tables at contractual maturity and actual maturities could differ due to prepayments.

	Real estate mortgage – one-to-four family	Real estate Mortgage - Multi-family and commercial	Commercial business	Home equity and second mortgage loans	Passbook or certificate	Auto	Construction	Total
	(Dollars in thousands)
Amounts Due:
Within 1 Year	$118	$22,388	$5,944	$813	$982	$5	$20,193	$50,443
After 1 year:
1 to 3 years	524	13,228	3,427	2,379	-	-	5,969	25,527
3 to 5 years	2,644	22,799	954	7,842	-	37	-	34,276
5 to 10 years	33,838	24,095	1,438	23,205	-	-	-	82,576
10 to 15 years	31,630	16,142	80	27,742	-	-	-	75,594
Over 15 years	183,183	73,682	459	71,218	-	-	-	328,542
Total due after one year	251,819	149,946	6,358	132,386	-	37	5,969	546,515

Total amount due	$251,937	$172,334	$12,302	$133,199	$982	$42	$26,162	$596,958

The following table sets forth the amount of all loans at December 31, 2009 that are due one year or more after December 31, 2009.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate mortgage - one-to-four family	$231,638	$20,181	$251,819
Real estate mortgage - multi-family and commercial	62,964	86,982	149,946
Commercial business	2,860	3,498	6,358
Construction	-	5,969	5,969
Consumer:
Home equity and second mortgage loans	95,523	36,863	132,386
Auto	37	-	37
Total	$393,022	$153,493	$546,515

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

One- to four-family first mortgage loans in excess of 80% loan-to-value for single family or detached residences and 75% on condominium units require private mortgage insurance.  The Banks will originate residential mortgage loans up to a maximum of 95% loan-to-value.

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

If the account is paid-off and closed via cancellation of the mortgage lien then an early termination fee of $300 is charged if closed during the first twelve billing cycles, or $200 if closed during the next twelve  billing cycles.  There is no termination fee after twenty-four billing cycles.

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

We typically require personal guarantees on all commercial loans.  Values are established by conforming real estate appraisals.  The Banks’ guidelines for commercial real estate collateral are currently as follows:

Collateral	Maximum Loan-to-Value	Maximum Amortization

1-4 family residential (investment)	75%	25 years

Multi-family (5+ units)	75%	25 years

Commercial real estate (owner occupied)	80%	25 years

Commercial real estate (non-owner occupied)	75%	25 years

Current advance rates for other forms of collateral include the following:

Collateral	Maximum Loan-to-Value

Commercial equipment	70% - 80% of invoice

Owned equipment	50% - 60% depreciated book value

Accounts receivable	70% of eligible receivables

Inventory (including work-in-process)	50% of cost

Liquid collateral	publicly traded marketable securities, 70% U.S. Government securities, 90%

The pricing for fixed rate commercial real estate mortgage loans provides for rate adjustments after an initial term (generally five years), and at each anniversary thereafter, based on a margin plus the Banks’ Reference Rate which is published in the Wall Street Journal as the prime interest rate, the LIBOR rate, the 5 year Federal Home Loan Bank of New York rate or the Federal Reserve 5 year, H-15, constant maturity Treasury rate, as applicable.

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

Construction Lending.   We originate construction loans for residential and commercial land acquisition and development, including loans to builders and developers to construct one- to four-family residences on undeveloped real estate, and retail, office, warehouse and industrial or other commercial space.  Disbursements are made in accordance with an inspection report by an architect, or, in the case of construction loans up to $500 thousand, an inspection report by an approved appraiser or Bank personnel.  Our construction lending includes loans for construction or major renovations or improvements of borrower-occupied residences, however, the majority of this portfolio is commercial in nature.

The Banks’ guidelines for construction lending are currently as follows:

Collateral	Maximum Loan-to-Value	Maximum Amortization

Land	50% - unimproved 60% - with all municipal approvals 60% - improved	1 year, with two 6-month extensions 1 year, with two 6-month extensions 1 year, with two six -month extensions

Residential & commercial construction	75% (or 80% of cost)	1 year, with two 6-month extensions

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

Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500 thousand or 15% of the institution’s unimpaired capital and surplus.  Accordingly, as of December 31, 2009, Roma Bank’s loans to one borrower legal limit was $27.7 million.  However, Roma Bank has set an internal limit of $5.0 million for the origination of loans to one borrower with authority to exceed this internal limit vested in the Board of Directors.

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

At December 31, 2009, Roma Bank’s largest single borrower had an aggregate loan balance of approximately $9.5 million, secured by commercial real estate.  Our second largest single borrower had an aggregate loan balance of approximately $7.4 million, secured by commercial real estate.  Our third largest borrower had in aggregate a loan of $5.5 million comprised of commercial real estate loans, construction loans and residential mortgages.  At December 31, 2009, the loans of these three borrowers were current and performing in accordance with the terms of their loan agreements.

Loan Originations, Purchases, Sales, Solicitation and Processing. The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Loan originations:
Real estate mortgage - one-to-four family	$90,954	$34,699	$33,562
Real estate mortgage - multi-family and commercial	32,747	58,937	26,726
Commercial business	853	2,911	972
Construction	10,445	28,088	23,611
Consumer:
Home equity loans and second mortgage	29,554	42,066	39,988
Passbook or certificate	415	494	656
Other	-	-	-
Total loan originations	164,968	167,195	125,515
Loan purchases	11,100	-	-
Loans sold (mortgage loans)	9,130	4,065	409
Loan principal repayments	98,366	100,917	86,184
Total loans sold and principal repayments	107,496	104,982	86,593
Increase (decrease) due to other items	-	-	-
Net increase in loan portfolio	$68,572	$62,213	$38,922

Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals and “walk-in” customers.  Our residential loan originations are largely reputational and advertisement driven.

It is the policy of the Banks to adhere to the residential mortgage underwriting standards of the Mortgage Partnership Finance Program of the Federal Home Loan Bank of New York, as well the standards of Fannie Mae and Freddie Mac.  From time to time, Roma Bank sells thirty year fixed rate mortgages that qualify for sale to the secondary mortgage market in order to lessen its interest rate risk.

In November 2003, Roma Bank entered into an Agreement with the Federal Home Loan Bank of New York to sell residential mortgages as a participating institution in its Mortgage Partnership Finance Program.  Roma Bank agreed to deliver loans under a $5.0 million Master Commitment which was subsequently increased in 2006 to $10.0 million and $15.0 million in 2008 and $25 million in 2009.  Sales commenced in 2004 and, through December 31, 2009, $16.7 million in loans had been delivered to the MPF program.  In addition to an origination premium, the Bank also realizes income from these sales from credit enhancement fees and loan servicing income.  During 2009, Roma Bank also sold $9.1 million of loans to the Federal Home Loan Mortgage Corp.

Aside from participations, RomAsia Bank purchased $1.2 million of residential mortgages and $9.8 million of commercial loans during 2009.  Roma Bank did not purchase loans from any third parties in the three years ended December 31, 2009.  At December 31, 2009, the total outstanding balance of loan participations purchased was $13.1 million, representing participations in commercial construction loans with area banks and thrifts.

Loan Approval Procedures and Authority.  Lending policies and loan approval limits are approved and adopted by the Boards of Directors.  Loan committees have been established to administer lending activities as prescribed by lending policies.  Two committee members may together approve non-commercial loans up to $500 thousand.  A majority of members is required to approve non-commercial loans that contain credit policy exceptions, with the condition that either the president or executive vice president is one of the approving members.  Non-commercial loans over $500 thousand require the approval of the Boards of Directors.

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

Asset Quality

Loan Delinquencies and Collection Procedures. The borrower is notified by both mail and telephone when a loan is thirty days past due.  If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent.  When a loan is ninety days delinquent, it is our general practice to refer it to an attorney for repossession or foreclosure action. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt.  Any property acquired as the result of foreclosure, or by deed in lieu of foreclosure, is classified as real estate owned until it is sold or otherwise disposed of.  When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs.  The initial write down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the periods in which the declines occur.  At December 31, 2009, we held two commercial properties in real estate owned with a carrying value of $1.9 million.

Loans are reviewed on a regular basis and are placed on non-accrual status when they are more than ninety days delinquent, with the exception of a passbook loan, the outstanding balance of which is collected from the related passbook account along with accrued interest and a penalty when the loan is 120 days delinquent.  Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  At December 31, 2009, approximately $14.8 million of loans were on a non-accrual basis.

Non-Performing Assets.  The following table provides information regarding our non-performing loans.  As of each of the dates indicated, we did not have any troubled debt restructurings or accruing loans which are contractually past due 90 days or more.  As of each of the dates indicated, we did not have any non-performing assets other than the loans included in the table.  At December 31, 2009, the allowance for loan losses totaled $5.2 million, non-performing loans totaled $14.8 million, and the ratio of allowance for loan losses to non-performing loans was 35.4%. Management believes that the non-performing loans are well secured and that adequate reserves have been established to absorb any losses which may occur upon the ultimate resolution. There are 37 loans in the non-performing status to 25 borrowers, 87.8% of which are commercial loans and the remainder are one- to -four family and consumer loans. The commercial loans are secured as follows: $10.1 million secured by commercial rental real estate; $2.8 million commercial construction loans secured by real estate; $.6 million to a non-profit organization, secured by real estate; and, $.1 million secured by other assets or unsecured.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate mortgage - one-to-four family	$1,173	$754	$406	$362	$563
Home equity and second mortgage loans	629	44	-	1	91
Real estate multi-family and commercial	12,987	9,510	6,483	-	-
Total	14,789	10,308	6,889	363	654

Total non-performing loans	14,789	10,308	6,889	363	654

Real estate owned	1,928	68	-	-	-

Total non-performing assets	$16,717	$10,376	$6,889	$363	$654

Total non-performing loans to total loans	2.48%	1.98%	1.46%	0.08%	0.17%

Total non-performing loans to total assets	1.13%	0.96%	0.76%	0.04%	0.08%

Total non-performing assets to total assets	1.27%	0.96%	0.76%	0.04%	0.08%

During the year ended December 31, 2009, gross interest income of $893 thousand would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $130 thousand of interest on such loans was included in income for the year ended December 31, 2009.

Classified Assets. Management, in compliance with Office of Thrift Supervision guidelines, has instituted an internal loan review program, whereby non-performing loans are classified as substandard, doubtful or loss.  It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis.  When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment.  When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is charged-off.

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

Management’s classification of assets is reviewed by the Boards on a regular basis and by the regulatory agencies as part of their examination process.  An independent loan review firm performs periodic reviews of our commercial loan portfolios, including the verification of commercial loan risk ratings.  Any disagreements in risk rating assessments require mutual consent as to the final risk rating.

The following table discloses the classification of assets and designation of certain loans as special mention as of the dates indicated.  At each date, all of the classified assets and special mention designated assets were loans.

	At December 31,
	2009	2008	2007
	(In thousands)
Special Mention	$11,042	$661	$5,886
Substandard	25,908	12,043	6,098
Doubtful	-	-	-
Loss	-	-	-
Total	$36,950	$12,704	$11,984

At December 31, 2009, $367,000 of the loans classified as “special mention” and $14.4 million of the loans classified as “substandard” are also classified as non-performing assets. The special mention and substandard loans not categorized as non-performing are primarily secured by real estate and consist of $19.1 million of commercial loans and $3.0 million of residential and consumer loans.

Allowance for Loan Losses (ALLL). The allowance for loan losses is a valuation account that reflects our estimation of the losses in our loan portfolio to the extent they are both probable and reasonable to estimate. The allowance is established through provisions for loan losses that are charged to income in the period they are established.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely.  Recoveries on loans previously charged-off are added back to the allowance.

In order to comprehensively address periodic provisioning and the resultant ALLL, the Banks utilize a multidisciplinary approach which considers each of the following factors: historical realized losses in the credit portfolio; delinquency trends currently experienced in the current portfolio; internal risk rating system that assigns a risk factor, and therefore, a specific reserve to every outstanding credit exposure; external independent assessment of the adequacy of the ALLL and the entire credit management function; and current and anticipated economic conditions that could affect borrowers’ ability to continually meet their contractual repayment obligations.

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

Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral.  General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.  During 2009, we have increased our specific reserves, primarily in the commercial real estate area, as we updates appraisals, at least annually, and the new appraisals had significant declining values. In recent years, our charge-offs have been low, with no charge offs in 2006, $59 thousand in 2007, $181 thousand in 2008 and $278 thousand in 2009.  Therefore, our provisions for loan losses have been reflective of other factors, including economic conditions, annual growth of the total loan portfolio of 11%, 10%, 12%, and 12.8% in 2006, 2007, 2008 and 2009, respectively, as well as the increasing percentage of multi-family and commercial real estate and commercial loans relative to total loans, which rose from 14.45% at December 31, 2005 to 16.18% at December 31, 2006, to 17.87% at December  31, 2007, to 25.45% at December 31, 2008, and to 30.93% at December 31, 2009.  Higher provisions in 2006, 2007, 2008, and 2009 relative to 2005, reflected the higher amounts of loans classified as “special mention” and in 2009, as “substandard”.

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

The following table sets forth information with respect to our allowance for loan losses at the dates indicated.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Allowance balance (at beginning of period)	$2,223	$1,602	$1,169	$878	$750
Provision for loan losses	3,280	787	492	291	128
Charge-offs:
Commercial, multi-family	(214)	-	-	-	-
Passbook, certificate, overdraft	(64)	(181)	(59)	-	-
Total charge-offs	(278)	(181)	(59)	-	-
Recoveries	18	15	-	-	-
Net (charge-offs) recoveries	(260)	(166)	(59)	-	-
Allowance balance (at end of period)	$5,243	$2,223	$1,602	$1,169	$878

Total loans outstanding	$596,958	$529,405	$472,686	$430,080	$387,514
Average loans outstanding	$555,108	$482,557	$438,187	$400,486	$349,758
Allowance for loan losses as a percent of total loans outstanding	0.88%	0.42%	0.34%	0.27%	0.23%
Net loans charged off as a percent of Average loans outstanding	0.05%	0.03%	0.01%	-%	-%
Allowance for loan losses to non-performing loans	35.4%	21.42%	23.25%	322.04%	134.25%

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

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent Of Loans To Total Loans
	(Dollars in thousands)
At end of period allocated to:
Real estate mortgage - One-to-four family	$312	42.21%	$209	43.63%	$231	46.52%	$238	48.31%	$435	49.45%
Real estate mortgage - Multi-family and Commercial	3,255	28.87	1,601	24.37	1,089	17.04	746	15.31	122	13.84
Commercial business	1,206	2.06	72	1.09	34	0.83	5	0.87	5	0.61
Consumer:
Home equity and second mortgage loans	156	22.32	119	25.28	137	27.52	133	29.63	268	30.53
Passbook, certificate, Overdraft	7	0.16	14	0.17	6	0.24	32	0.30	2	0.28
Auto	-	-	-	-	-	-	-	0.01	-	0.01
Other	-	-	-	-	-	-	-	-	1	0.12
Construction	307	4.38	208	5.46	105	7.85	15	5.57	45	5.16
Total allowance	$5,243	100.00%	$2,223	100.00%	$1,602	100.00%	$1,169	100.00%	$878	100.00%

Securities Portfolio

General. Our deposits have traditionally exceeded our loan originations, and we have invested these excess deposits primarily in mortgage-backed securities and investment securities.

Our investment policy is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines.  Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, pledging requirements, investment quality, marketability and performance objectives.  The Banks investment policy specifies the responsibility for the investment portfolio, asset/liability management and liquidity management and establishes an oversight Investment Committee.  The Investment Committee, which is comprised of at least one Board member and the members of management responsible for investment decisions and accountability, meets quarterly to review the portfolio and performance risks and future purchasing strategies.  The investment officer is authorized to purchase securities to the limit of $5.0 million per trade per issue with the prior approval of the president, executive vice president or Investment Committee.

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

Federally chartered savings banks have the authority to invest in various types of liquid assets.  The investments authorized under the Banks’ investment policies include U.S. government and government agency obligations, municipal securities (consisting of bond obligations of state and local governments), mortgage-backed securities, collateralized mortgage obligations and corporate bonds. On a short-term basis, the investment policies authorize investment in federal funds, certificates of deposits and money market investments with insured institutions and with brokerage firms.

FASB ASC Topic 320, “Investments-Debt and Equity Securities”, requires that securities be categorized as “held to maturity,” “trading securities” or “available-for-sale,” based on management’s intent as to the ultimate disposition of each security.  FASB ASC Topic 320 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity.  Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

We do not currently use or maintain a trading account.  Securities not classified as “held to maturity” are classified as “available-for-sale.”  These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

At December 31, 2009, our securities portfolio did not contain securities of any issuer, other than the U.S. government or its agencies, having an aggregate book value in excess of 10% of our equity.  We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk. Further, we do not purchase securities which are not rated investment grade.

Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.  At December 31, 2009, we had $220.6 million of callable securities, net of premiums and discounts, in our portfolio.  Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

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

Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into “tranches” or classes which have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders.  Unlike mortgage-backed securities from which cash flow is received and risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations.  It is our policy to buy mortgage-derivative products that have no more risk than the underlying mortgages. The Banks have reviewed their portfolio of mortgage-backed securities and believe they do not have any subprime exposure in this area.

The following table sets forth the carrying value of our securities portfolio at the dates indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Securities Available for Sale:

Mutual fund shares	$2,686	$2,449	$2,375	$2,226	$2,154

Equity securities	1,387	2,881	3,443	3,447	50

Corporate bond	-	955	-	-	-

Mortgage-backed securities issued by Freddie Mac	8,308	3,056	1,292	1,524	130

U.S. government agency obligations	9,456	2,869	-	1,979	2,961

Obligations of state and political Subdivisions	8,307	4,790	10,128	10,155	10,219

Total securities available for sale	30,144	17,000	17,238	19,331	15,514

Investment Securities Held to Maturity:

U.S. government agency obligations	292,427	67,985	123,283	168,332	172,263

Obligations of states and political subdivisions	11,943	6,130	4,423	1,595	815

Corporate bond	979	-	-	-	-
Total investment securities held to maturity	305,349	74,115	127,706	169,927	173,078

Mortgage-Backed Securities Held to Maturity:

Ginnie Mae	7,148	8,888	4,276	5,630	7,454

Freddie Mac	123,244	154,246	84,648	79,822	80,155

Fannie Mae	107,294	124,942	47,387	53,880	58,389

Collateralized mortgage obligations	10,740	13,802	7,788	5,148	4,103

Total mortgage-backed securities held to maturity	248,426	301,878	144,099	144,480	150,101

Total	$583,919	$392,993	$289,043	$333,738	$338,693

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at December 31, 2009.  This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments.  Actual maturities may differ.

	At December 31, 2009
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

Mutual fund shares	$2,686	4.17%	$-	-	$-	-	$-	-	$2,686	4.17%	$2,686
Equity securities	1,387	-	-	-	-	-	-	-	1,387	0.00%	1,387
Corporate bond	-	-	979	4.99%	-	-	-	-	979	4.99%	998
U.S. government obligations	-	0.00%	16,996	2.40%	206,599	4.25%	78,288	4.94%	301,883	4.93%	296,986
Obligations of states and political subdivisions	-	0.00%	2,612	4.05%	9,399	4.33%	8,239	3.21%	20,250	4.28%	21,452
Ginnie Mae	1	7.50%	1,030	6.50%	31	4.90%	6,086	4.96%	7,148	5.00%	8,283
Freddie Mac	-	0.00%	2,471	5.29%	17,399	4.80%	111,682	5.08%	131,552	5.05%	131,829
Fannie Mae	-	0.00%	14,870	4.85%	9,563	4.84%	82,861	5.25%	107,294	5.14%	115,755
Collateralized Mortgage Obligations	-	-	1,480	5.23%	6,781	4.90%	2,479	5.11%	10,740	5.96%	11,199
Total	$4,074	0.00%	$40,438	3.39%	$249,772	4.89%	$289,635	5.03%	$583,918	4.96%	$590,575

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

Deposits are obtained primarily from within New Jersey.  Traditional methods of advertising are used, or may be used, to attract new customers and deposits, including radio, print media, direct mail and inserts included with customer statements.  We do not currently utilize the services of deposit brokers. Premiums or incentives for opening accounts are sometimes offered, and we periodically select particular certificate of deposit maturities for promotion.  The Banks have a tiered savings product that offers a beneficial interest rate related to predetermined tiered balance requirements.  Customers that maintain a minimum balance requirement in the tiered account are not charged a monthly service fee for the savings account or for checking accounts and also receive overdraft protection, Visa check card and coin counting services.

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

A large percentage of our deposits are in certificates of deposit, which totaled 57.3% of total average deposits at December 31, 2009.  The inflow of certificates of deposit and the retention of such deposits upon maturity are significantly influenced by general interest rates and money market conditions, making certificates of deposit traditionally a more volatile source of funding than core deposits.  Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period of time were not renewed.  To the extent that such deposits do not remain with us, they may need to be replaced with borrowings which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.  Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue.  At December 31, 2009, $164.1 million, or 28.4%, of our certificates of deposit were “jumbo” certificates of $100 thousand or more.

The following tables set forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Year Ended December 31,
	2009			2008			2007
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)

Non-interest-bearing demand	$31,044	3.40%	0.00%	$26,050	3.70%	0.00%	$23,781	3.80%	0.00%
Interest-bearing demand	112,193	12.40	0.54	98,985	14.20	0.54	94,239	14.90	0.55
Money market demand	150,223	16.60	1.30	98,619	14.10	1.00	91,172	14.50	1.00
Savings and club	93,644	10.30	0.94	91,022	13.00	0.93	89,473	14.20	0.87
Certificates of deposit	518,886	57.30	3.05	384,526	55.00	4.03	331,859	52.60	4.55

Total deposits	$905,990	100.00%	2.12%	$699,202	100.00%	2.59%	$630,524	100.00%	2.75%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2009	2008	2007
	(In thousands)

0.00-1.99%	$228,895	$532	$1,252

2.00-2.99%	201,953	95,911	3,568

3.00-3.99%	109,989	218,621	48,816

4.00-4.99%	31,633	108,263	240,815

5.00% and above	5,309	9,189	57,515

Total	$577,779	$432,516	$351,966

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2009.

	Amount Due
	Within 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years	Total
Interest Rate	(In thousands)

0.00-1.99	$198,711	$30,184	$--	$--	$--	$--	$228,895

2.00-2.99	135,664	47,832	17,265	1,193	--	--	201,954

3.00-3.99	68,591	24,414	3,872	2,433	9,840	838	109,988

4.00-4.99	27,067	1,404	1,356	1,633	1	172	31,633

5.00-5.99%	--	5,309	--	--	--	--	5,309

Total	$430,033	$109,143	$22,493	$5,259	$9,841	$1,010	$577,779

The following table shows the amount of certificates of deposit of $100 thousand or more by time remaining until maturity as of the dates indicated.

At December 31, 2009
(In thousands)
Maturity Period
Within three months	$ 10,923
Three through six months	15,555
Six through twelve months	62,885
Over twelve months	74,736
$ 164,099

Borrowings.  To supplement deposits as a source of funds for lending or investment,  Roma Bank may borrow funds in the form of advances from the Federal Home Loan Bank of New York(FHLBNY).  At December 31, 2009, Roma Bank’s borrowing limit with the FHLBNY was $200.0 million.  At December 31, 2009 RomAsia Bank had an overnight borrowing capacity of $2.0 million with the Atlantic Central Bankers Bank.

We traditionally have enjoyed cash flows from deposit activities that were sufficient to meet our day-to-day funding obligations and in the past only occasionally used our overnight line of credit or borrowing facility with the FHLBNY.  In the third quarter of 2005, however, we used our overnight line of credit at the FHLBNY to meet daily operations and continued to use it on occasion during 2006 and 2007. In the fourth quarter of 2005, we took a five year advance from the FHLBNY to meet the strong demand for loans.  As of December 31, 2009, the outstanding balance of such five year advance totaled $1.8 million.  This advance has a fixed interest rate of 4.49%.

In the fourth quarter of 2007, we took a ten year advance totaling $23.0 million at a fixed rate of 3.90%, callable at three years. Interest is paid quarterly. Approximately $8 million of the proceeds were used for the capital contribution to RomAsia Bank and the other $15 million of proceeds was invested in mortgage-backed securities.

In the third quarter of 2008, we entered into a securities sold under agreement to repurchase with Credit Suisse for $40.0 million, with a blended interest rate of 3.55%. We invested the proceeds into mortgage backed securities with average yields of 5.5%.

In late December 2008, we borrowed overnight funds from the FHLBNY and reinvested those in money market funds with higher yields on a day to day basis. This advance was repaid in the first quarter of 2009.

Short-term FHLBNY advances generally have original maturities of less than one year, and are typically secured by the Federal Home Loan Bank stock and by other assets, mainly securities which are obligations of, or guaranteed by, the U.S. government. Additional information regarding our borrowings is included under Note 13 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

Subsidiary Activity

Roma Financial Corporation has two direct subsidiaries, Roma Bank and RomAsia Bank.  RomAsia Bank received all regulatory approvals and opened on June 23, 2008. As of December 31, 2009, the Company had invested $13.4 million in organizational capital out of total capital of $15.0 million, or 89.55%. At December 31, 2009 RomAsia Bank had total assets of $90.7 million.

Roma Bank has two wholly-owned subsidiaries: Roma Capital Investment Corporation, which was incorporated under New Jersey law in 2004 as an investment subsidiary, and General Abstract & Title Agency, a New Jersey corporation.

Roma Capital Investment Corporation is an investment subsidiary and its sole activity is to hold investment securities.  Its total assets at December 31, 2009 were $274.2 million.  Its net income for 2009 was $7.6 million.

General Abstract & Title Agency sells title insurance, performs title searches and provides real estate settlement and closing services.  Its total assets at December 31, 2009 were $432 thousand.  Its operating revenue for 2009 consisted of $1.1 million in premiums earned from the placement of title insurance and related title company services.  Its net loss for 2009 was $17 thousand.

The Company’s consolidated statements also include a 50% interest in 84 Hopewell, LLC, a real estate investment which is consolidated according to the requirements FASB ASC Topic 810.  All significant inter-company accounts and transactions have been eliminated in consolidation.

REGULATION AND SUPERVISION

Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Banks.  The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Holding Company Regulation

General.  The Company is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision.  In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries.  This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to the Banks.  This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

Activities Restrictions.  As a grandfathered unitary savings and loan holding company under the Graham Leach Bliley Act, the Company is generally not subject to any restrictions on its business activities or those of its non-savings institution subsidiaries.  However, if the Company were to fail to meet the Qualified Thrift Lender Test, then it would become subject to the activities restrictions of the Home Owners’ Loan Act applicable to multiple holding companies.  See “Regulation of the Bank -- Qualified Thrift Lender Test.”

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

Mergers and Acquisitions.  The Company must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets.  In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

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

Among other requirements, Title III of the USA Patriot Act imposes the following requirements with respect to financial institutions:

●           Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

●           Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

●           Section 312 requires financial institutions that establish, maintain, administer or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

●           Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

●           Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (the “Act”) implemented legislative reforms intended to address corporate and accounting fraud and improve public company reporting.  The Securities and Exchange Commission (the “SEC”) has promulgated regulations pursuant to the Act.  The passage of the Act by Congress and the implementation of regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure.  Compliance with the Act and corresponding regulations may increase the Company’s expenses.

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

The OTS regularly examines the Banks and prepares reports for consideration by the Banks Boards of Directors on deficiencies, if any, found in the Banks’ operations.  The Banks’ relationship with its depositors and borrowers is also regulated by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Banks’ mortgage documents.

The Banks must file reports with the OTS concerning their activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions.  Any change in such regulations, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Banks, the Company, and their operations.

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013.  On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guarantees all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009, with the FDIC’s guarantee expiring by June 30, 2012 (the “Debt Guarantee Program”).  Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank.  After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued.  In May, 2009, the Debt Guarantee Program issue end date and the guarantee expiration date were both extended, to October 31, 2009 and December 31, 2012, respectively.  Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program.  Participating institutions will be subject to surcharges for debt issued after that date.  Effective October 1, 2009, the Transaction Account Guarantee Program was extended until June 30, 2010, with an increased assessment after December 31, 2009.  The Company and the Bank did not opt out of the Debt Guarantee Program.   The Bank did not opt out of the original Transaction Account Guarantee Program or its extension.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.  Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the Deposit Insurance Fund.  The Bank used its special assessment credit to offset the cost of its deposit insurance premium until it was exhausted.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  Due to recent bank failures, the FDIC determined that the reserve ratio was 1.01% as of June 30, 2008.  In accordance with the Reform Act, as amended by the Helping Families Save Their Home Act of 2009, the FDIC has established and implemented a plan to restore the reserve ratio to 1.15% within eight years.  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments.  In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5% annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012.  The prepaid assessment will be applied against actual quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it may apply for an exemption.  Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

In addition to the deposit insurance assessments, all FDIC-insured institutions are required to pay special assessments to the FDIC to fund the repayment of debt obligations of the Financing Corporation (FICO), a government-sponsored entity that was formed in 1987 to recapitalize the Federal Savings and Loan Insurance Corporation.  At December 31, 2009, the annualized rate established by the FDIC for the FICO assessment was 1.60 basis points per $100 of insured deposits.  These assessments will continue until the FICO bonds mature in 2017.

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

A savings association that is a subsidiary of a savings and loan holding company, such as the Banks, must file an application or a notice with the OTS at least 30 days before making a capital distribution.  A savings association is not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) it is eligible for expedited treatment under OTS regulations, (2) it would remain adequately capitalized after the distribution, (3) the annual amount of its capital distributions does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations.  Any other situation would require an application to the OTS.

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

Qualified Thrift Lender Test.  Savings institutions must meet a qualified thrift lender (“QTL”) test or they become subject to the business activity restrictions and branching rules applicable to national banks.  To qualify as a QTL, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its “portfolio assets” in certain “Qualified Thrift Investments” (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans).  For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets up to 20% of total assets.  A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months.  As of December 31, 2009, the Banks were in compliance with their QTL requirement.

Federal Home Loan Bank System (FHLBNY).  Roma Bank is a member of  the FHLBNY, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 5% of its outstanding advances.

Federal Reserve System.  The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS.  At December 31, 2009, the Banks were in compliance with these requirements.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The Company did not originate or invest in sub-prime assets and, therefore, does not expect to participate in the sale of any of our assets into these programs.  EESA also increased the FDIC deposit insurance limit for most accounts from $100,000 to $250,000 through December 31, 2013.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts.  Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury will make $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock.  In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program, as well as the more stringent executive compensation limits enacted as part of the American Recovery and Reinvestment Act of 2009 (the “ARRA” or “Stimulus Bill”), which was signed into law on February 17, 2009. The Company did not apply for any funds under the TARP Capital Purchase Program.

Item 1A. Risk Factors

The following is a summary of the material risks related to an investment in the Company’s securities.

Difficult market conditions and economic trends have adversely affected our industry and our business.

We are particularly exposed to downturns in the U. S. housing market.  Dramatic declines in the housing market over the past two years, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  In addition, the values of real estate collateral supporting many loans have declined and may continue to decline.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Competition among depository institutions for deposits has increased significantly. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.  We do not expect that the difficult market conditions will improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry.  In particular, we may face the following risks in connection with these events:

●••	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

●••	Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.

●••	Regulatory change may affect our dividend exclusion, MHC structure and Thrift Charter.

●••
We also may be required to pay even higher Federal Deposit Insurance Corporation premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

●••
Our ability to borrow from other financial institutions or the Federal Home Loan Bank on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events.

●••	We may experience a decrease in dividend income from our investment in Federal Home Loan Bank stock.

●••	We may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

●••	We may experience losses as a result of declines in value of our investment portfolio that may be other than temporary.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. economy or the U.S. banking system.

The Emergency Economic Stabilization Act of 2008 (the “EESA”) authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.”  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program.  Under the TARP Capital Purchase Program, Treasury is purchasing equity securities from participating institutions.  The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000.  This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

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

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by FDIC-insured institutions and their holding companies.  Insured institutions were automatically covered by this program from October 14, 2008 until December 5, 2008, unless they opted out prior to that date.  Under the program, the FDIC will guarantee timely payment of newly issued senior unsecured debt issued on or before June 30, 2009.  The debt includes all newly issued unsecured senior debt including promissory notes, commercial paper and inter-bank funding.  The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009, or, for certain insured institutions, 2% of liabilities as of September 30, 2008.  The guarantee will extend to June 30, 2012, even if the maturity of the debt is after that date.

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

Market interest rates were in recent years at historically low levels.  However, beginning in June 2004 through June 2007 the U.S. Federal Reserve  increased its target federal funds rate. However, in the last two quarters of 2007 and in all four quarters of 2008 rates were dropped and in 2009 remained constant.  While the federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have decreased, the market has not responded correspondingly. The effect is the narrowing of in the interest spread between deposit rates and the rates at which we lend.

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

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan.  Management maintains an allowance for loan losses based upon historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.  If management’s assumptions and judgments about the ultimate collectability of the loan portfolio prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses or if we are required to make material additions to the allowance, our earnings and capital could be significantly and adversely affected.  At December 31, 2009, our allowance for loan losses was $5.2 million, representing 0.88% of outstanding loans and 35.40% of non-performing loans.

A portion of our total loan portfolio consists of commercial real estate loans, commercial business loans and construction loans, and we intend to grow this part of the loan portfolio.  The repayment risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans.

At December 31, 2009, our loan portfolio included $172.3 million of commercial and multi-family real estate loans and $12.3 million of commercial business loans, together amounting to 30.9% of our total loan portfolio, and $26.1 million of construction loans, representing 4.4% of our total loan portfolio.  Unlike single family residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property with values that tend to be more easily ascertainable, commercial loans typically are made on the basis of  borrowers’ ability to make repayment from the cash flow of the borrowers’ business. The repayment of construction loans for residential and commercial land acquisition and development, including loans to builders and developers, is dependent, in part, on the success of the ultimate construction project.  In addition, commercial loans and construction loans to builders and developers generally result in larger balances to single borrowers, or related groups of borrowers, than one- to four-family loans.

In addition, the growth of our aggregate commercial and multi-family real estate and commercial business loans and construction loans from $6.9 million at December 31, 2001 to $210.7 million at December 31, 2009 means that a large portion of this portfolio is unseasoned.  Relatively new loans that are “unseasoned,” are considered to pose a potentially greater repayment risk than more mature loans because they generally do not have sufficient repayment history to indicate the likelihood of repayment in accordance with their terms.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry in New Jersey is intense.  Many of our competitors have substantially greater resources and lending limits than we do and offer services that we do not or cannot provide.  Price competition for loans might result in us originating fewer loans, or earning less on our loans, and price competition for deposits might result in a decrease in our total deposits or higher rates on our deposits.  Our deposit market share in Mercer County, New Jersey, where nine of our fourteen offices are located, was 3.03% at June 30, 2009, the latest date for which market share information is available.  In Burlington, New Jersey, where three of our fourteen offices are located, our market share was .84% at June 30, 2009.  The latest date for which market share was available.

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

We opened our new main office in Robbinsville, New Jersey in 2005, a new branch office in Plumsted, New Jersey in the first quarter of 2007, and two new branch offices in January  2008 in Whiting and Bordentown, New Jersey, our Hopewell branch in the spring of 2008 and our Columbus and Lawrenceville branches in the early fall of 2008. We do not currently have any new branches planned.  Expenses related to the planned expansion of our operations through de novo branching or the acquisition of branches or other financial institutions could adversely impact earnings in future periods.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At December 31, 2009, our net investment in property and equipment totaled $39.1 million, including land held for future development and construction in progress.

The following table sets forth the location of our main office and branch offices, the year each office was opened and the net book value of each office.

	Year Facility	Leased or	Net Book Value at
Office Location	Opened	Owned	December 31, 2009
			(In thousands)

Corporate Headquarters and Robbinsville Town Center Office: 2300 Route 33 Robbinsville, NJ	2005	Owned	$ 12,564
Chambersburg Office: 485 Hamilton Avenue Trenton, NJ	1962	Owned	403
Mercerville Office: 500 Route 33 Hamilton, NJ	1971	Owned	759
Yardville Office: 4500 South Broad Street Hamilton, NJ	1984	Owned	815
West Trenton Office: 79 West Upper Ferry Road West Trenton, NJ	1986	Owned	902
Hamilton Center City Office: 1155 Whitehorse-Mercerville Road Hamilton, NJ	1991	Owned	4,136
South Trenton Office: 1450 South Broad Street Trenton, NJ	1993	Owned	837
Florence Township Office 2150 Route 130 North Florence Township Burlington, NJ	2003	Owned	2,367
Plumsted Office 400 Route 539 Cream Ridge, NJ	2007	Owned	2,641
Bordentown Office 213 Route 130 Bordentown, NJ 08505	2008	Leased	538
Whiting Office 451 Lacey Road Whiting, NJ 08759	2008	Leased	1,612
Hopewell Office 84 route 31, Suite 101 Hopewell, NJ 08534	2008	Leased	633
Columbus Office 23201 Columbus Road Columbus, NJ 08022	2008	Leased	1,373
Lawrenceville Office 160 Lawrenceville-Pennington Road, Suite 14 Lawrenceville, NJ 08648	2008	Leased	281
RomAsia Bank 4287 Rt. 1 South Monmouth Jct., NJ 08852	2008	Owned*	3,243

*Owned by Roma Financial Corporation leased to RomAsia Bank.

Item 3.  Legal Proceedings

The Banks, from time to time, are party to routine litigation which arise in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business.  There were no lawsuits pending or known to be contemplated against the Company, the Banks or  subsidiaries at December 31, 2009 that would have a material effect on our operations or income.

Item 4.

    Reserved.
PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Upon completion of the Company’s minority stock offering in July 2006, the Company’s common stock commenced trading on The NASDAQ Global Select Market under the symbol “ROMA”. The table below shows the reported high and low closing prices of common stock and dividends paid during the periods indicated.

Quarters Ended	High	Low	Dividends

March 31, 2008	$ 15.72	$ 12.75	$.08

June 30, 2008	$ 15.92	$ 13.10	$.08

September 30, 2008	$ 16.25	$ 12.60	$.08

December 31, 2008	$ 15.69	$ 12.41	$.08

March 31, 2009	$ 13.27	$ 9.70	$.08

June 30, 2009	$ 14.05	$ 11.58	$.08

September 30, 2009	$ 13.43	$ 11.69	$.08

December 31, 2009	$ 13.19	$ 11.74	$.08

Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, stock market characteristics and general economic conditions. The timing, frequency and amount of dividends is determined by the Board.

As of March 1, 2008, there were approximately 4,157 shareholders of record of the Company’s common stock, including brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial owners.

On August 9, 2007, the Company announced a ten percent open market stock repurchase plan, equivalent to 981,956 shares, based on stock availability, price and the Company’s financial performance. The repurchase was completed on August 27, 2007. A new stock repurchase plan for five  percent of the then outstanding shares, equivalent to 441,880 shares, was announced on October 24, 2007 and completed on March 18, 2008. A second repurchase plan of five percent of the then outstanding shares, equivalent to 419,786 shares, was announced on August 1, 2008 and completed on November 21, 2008.

Set forth below is a stock performance graph comparing the cumulative total shareholder return on the Company’s common stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ Composite Index and (b) the cumulative total shareholder return on stocks included in the SNL MHC Index, in each case assuming an investment of $100 as of July 12, 2006 (the date the Company’s common stock began trading on the NASDAQ Global Select Market following the closing of the Company’s initial public stock offering). The cumulative total returns for the indices and the Company are computed assuming the reinvestment of dividends that were paid during the period. It is assumed that the investment in the Company’s common stock was made at the initial public offering price of $10.00 per share.

ROMA FINANCIAL CORPORATION

Total Return Performance
Index Value
140
130
120
110
100
90
80
70
60
07/12/06
12/31/06
12/31/07
12/31/08
12/31/09
Roma Financial Corporation
NASDAQ Composite
SNL Thrift MHCs

	Period Ending
Index	07/12/06	12/31/06	12/31/07	12/31/08	12/31/09
Roma Financial Corporation	100.00	117.45	112.46	92.15	92.88
NASDAQ Composite	100.00	115.55	126.89	75.45	108.56
SNL Thrift MHCs	100.00	123.34	108.43	113.75	102.42

The NASDAQ Composite Index measures all domestic and international based common type stocks listed on the NASDAQ Global Select Market. The SNL MHC Index was prepared by SNL Securities, LC, Charlottesville, Virginia and includes all publicly traded mutual holding companies.

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

	At December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:	(In thousands)

Total assets	$1,312,001	$1,077,095	$ 907,114	$ 875,533	$ 797,760
Loans receivable, net	585,759	520,406	458,873	420,382	378,708
Mortgage backed securities held to maturity	248,426	301,878	144,099	144,480	150,101
Securities available for sale	30,144	17,000	17,238	19,331	15,514
Investment securities held to maturity	305,349	74,115	127,706	169,927	173,078
Cash and cash equivalents	50,895	80,419	95,302	64,701	28,089
Goodwill	572	572	572	572	572
Deposits	1,015,755	764,233	651,030	625,972	643,813
Federal Home Loan Bank borrowings	24,826	46,929	28,940	7,863	9,702
Securities sold under agreement to repurchase	40,000	40,000	-	-	-
Total stockholders’ equity	216,220	213,016	218,303	234,654	138,658

	Year Ending December 31,
	2009	2008	2007	2006	2005
Summary of Operations:	(In thousands, except per share data)

Interest income	$54,813	$48,095	$45,769	$40,869	$34,632
Interest expense	21,683	19,720	17,783	15,190	10,901
Net interest income	33,130	28,375	27,986	25,679	23,731
Provision for loan losses	3,280	787	492	291	128
Net interest income after provision for loan losses	29,850	27,588	27,494	25,388	23,603
Non-interest income	2,804	4,229	4,060	3,460	2,916
Non-interest expense	29,012	25,120	20,327	21,206	15,132
Income before income taxes	3,642	6,697	11,227	7,642	11,387
Provisions for income taxes	1,035	2,190	4,134	2,394	3,852
Net income before noncontrolling interests	2,607	4,507	7,093	5,248	7,535
Noncontrolling interests	8	161	123	-	-
Net Income	$2,615	$4,668	$7,216	$5,248	$7,535
Net income per share – basic and diluted	$0.09	$0.15	$0.23	$0.19	$0.33
Dividends per share	$0.32	$0.32	$0.24	$0.00	$0.00
Weighted number of common shares outstanding	30,680	30,584	31,563	27,305	22,584

	At December 31,
	2009	2008	2007	2006	2005
Performance Ratios:	(In thousands)

Return on average assets (net income divided by average total assets	0.22%	0.48%	0.82%	0.62%	0.99%
Return on average equity (net income divided by average equity)	1.23	2.15	3.12	2.89	5.55
Net interest rate spread	3.46	2.67	2.71	2.78	3.09
Net interest margin on average interest-earning assets	2.94	3.18	3.42	3.28	3.36
Average interest-earning assets to average interest-bearing liabilities	1.19x	1.23x	1.33x	1.24x	1.17x
Efficiency ratio (Non-interest expenses divided by the sum of net interest income and non-interest income)	89.56%	78.95%	63.43%	72.78%	55.71%
Non-interest expense to average assets	2.57	2.81	2.30	2.52	1.91

Asset Quality Ratios:
Non-performing loans to total loans	2.48	1.95	1.46	0.08	0.17
Non-performing assets to total assets	1.27	0.96	0.76	0.04	0.08
Net charge-offs to average loans outstanding	0.05	0.03	0.01	-	-
Allowance for loan losses to total loans	0.88	0.42	0.34	0.27	0.23
Allowance for loan losses to non-performing loans	35.4	21.42	23.25	322.04	134.25

Capital Ratios:
Average equity to average assets (average equity divided by average total assets)	17.50	22.37	26.19	21.53	17.90
Equity to assets at period end	16.48	19.62	24.07	26.80	17.38
Tangible equity to tangible assets at period end	15.75	18.25	24.01	26.91	17.22

Number of Offices:
Offices	15	15	11	9	8

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data. We include it to enhance your understanding of our financial condition and results of operation. You should read the information in this section in conjunction with Roma Financial Corporation’s consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K, and other statistical data provided herein.

Overview

Financial Condition and Results of Operations.  The Company results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earnings assets and the interest we pay on our interest-bearing liabilities. It is a function of the average balances of loans and investments versus average balances of deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds.

Our interest-earning assets primarily consist of loans, mortgage-backed securities and investment securities. At December 31, 2009, net loans comprised 44.6% of our total assets and our securities portfolio comprised 44.5% of our total assets. The most significant change in interest-earning assets from the prior year was a $70.9 million, or 14.8%, increase in the average balance of loans receivable, net from $480.5 million at December 31, 2008, to $551.4 million at December 31, 2009. At year end, actual loans receivable, net, totaled $585.7 million. During 2009 and 2008, a key goal of management was growth in the loan portfolio, particularly multi-family and commercial real estate loans. Multi-family and commercial real estate loans increased by 37.0%, or $49.9 million, from 2008 to 2009, and 60.1%, or $48.4 million, from 2007 to 2008.

During 2009, the amount of securities held to maturity increased as agency calls slowed from the 2008 pace, and reinvestment in agencies rather than mortgage-backed securities were at a favorable rate and price.

Our interest-bearing liabilities consist primarily of retail deposits, borrowings from the FHLBNY, and, securities sold under agreements to repurchase.  At December 31, 2009, our total deposits were $1.0 billion, compared to $764.2 million at December 31, 2008. Our borrowings from the FHLBNY were $24.8 million compared to $46.9 million a year earlier. In December 2008, Roma Bank borrowed $20.0 million for the FHLBNY in the form of an overnight advance. This advance was repaid in the first quarter of 2009. The $251.1 million, or 32.9%, increase in deposits was both in savings and certificates of deposits which increased as a percent of total deposits by .2% and 2.3% respectively.  Management continued to be challenged during 2009 to maintain competitive deposit rates, while containing the cost of funds.

Our net interest income increased 16.8% to $33.1 million in 2009, from $28.4 million in 2008. The net interest spread decreased to 2.56% from 2.62% in 2008, as the average cost of interest bearing liabilities decreased 45 basis points, while the yield on interest-earning assets declined 51 basis points. For 2009, the average cost of interest-bearing liabilities was 2.30% and the average yield on interest-earning assets was 4.86%. Total interest income increased 14.0%, due to a 25.9% increase in the average balance of interest-earning assets, but was offset by a 51 basis point decrease in average yield. Interest expense increased 9.9%, with an 11.0% increase in average interest bearing liabilities, but benefitted from  a 45 basis point decline in the cost of interest bearing liabilities. Net interest income increased 16.8%.

Our results of operations are also influenced by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income includes service fees and charges, including income generated by the Banks’ retail branch networks and operations, income from bank-owned life insurance, and title insurance revenue from our title agency subsidiary. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses.

Non-interest income decreased $1.4 million to $2.8 million in 2009, compared to $4.2 million in 2008. The decrease was primarily due to an impairment loss on an available for sale security of $2.2 million, which was offset  an increase in bank owned life insurance income and gain on sale of investments. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest expense increased by $3.9 million, or 15.5% to $29.0 million in 2009, compared to $25.1 million in 2008. The increase was primarily due to a $1.4 million increase in salaries and benefits, and an increase of $1.6 million in Federal Deposit Insurance premiums.

Net income for the year ended December 31, 2009 was $2.6 million, a decrease of $2.0 million or 44.0% from $4.7 million for the year ended December 31, 2008. The decrease was primarily due to increased provisions for loan losses, the increase in Federal Deposit Insurance premiums, and the loss on other-than- temporary impairment.

Total assets increased $234.9 million, or 21.8%, to $1.3 billion, from $1.1 billion at December 31, 2008. Cash and cash equivalents decreased $29.5 million from year to year as cash was deployed into loans and investments held to maturity.  Loans receivable, net, increased $65.4 million, investments held to maturity increased $231.2 million, while mortgage backed securities decreased $53.4 million  at December 31, 2009, as compared to December 31, 2008.

Stockholders’ equity increased $3.2 million, or 1.5%, to $216.2 million at December 31, 2009.

 Business Strategy. Our current business strategy is to seek growth and improve profitability by:

●•	Increasing the volume of loan originations and the size of our loan portfolio relative to our securities portfolio;

●•	Increasing originations of multi-family and commercial real estate loans, construction loans, and commercial business loans;

●•	Building core banking business through internal growth and growing our branches, and de novo bank, and judiciously considering expansion through acquisition opportunities.

●•	Developing a sales culture by training and encouraging branch personnel to promote existing products and services to our customers; and

●•	Maintaining high asset quality.

Historically, our deposits have exceeded our residential loan originations, and we have invested those deposits primarily in mortgage-backed securities and investment securities. Over the last few years we have focused on building a non-residential loan portfolio.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported and are described in detail in Note 1 to consolidated financial statements contained in this Annual Report on Form 10-K. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and income for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes relate primarily to the determination of the allowance for loan losses.

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

Although specific and general loan loss allowances are established in accordance with management’s best estimate, actual losses are dependent upon future events, and as such, further provisions for loan losses may be necessary in order to increase the level of the allowance for loan losses. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make increased provisions to the allowance for loan losses. Any such increase in provisions would result in a reduction to our earnings. A change in economic conditions could also adversely affect the value of properties collateralizing real estate loans, resulting in increased charges against the allowance and reduced recoveries, and require increased provisions to the allowance for loan losses. Furthermore, a change in the composition, or growth, of our loan portfolio’s could result in the need for additional provisions.

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

General.  Our total assets increased by $234.9 million, or 21.8%, to $1.3 billion at December 31, 2009 compared to $1.1 billion at December 31, 2008, primarily due to an increase in held to maturity securities and loans receivable net, offset by a decrease in mortgage backed securities held to maturity and cash and cash equivalents. Our asset growth was fueled by record deposit growth.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $29.5 million, or 36.7%, to $50.9 million at December 31, 2009 from $80.4 million at December 31, 2008. Cash was primarily deployed into loans and held to maturity securities.

Securities available for sale.  The carrying value of securities available for sale increased $13.1 million, or 77.3%, to $30.1 million at December 31, 2009 compared to $17.0 million for the prior year. The increase was primarily due to purchases in the available for sale category by RomAsia Bank.

Investment securities held to maturity.  Investment securities held to maturity increased $231.2 million, or 312.0%, to $305.3 million at December 31, 2009 from $74.1 million at December 31, 2008. The increase in the investments held to maturity portfolio was primarily due to the purchase of more securities in this category as the yields were higher and the price points were more attractive than mortgage-backed securities held for maturity. The weighted yield of the portfolio at December 31, 2009 was 5.26%.

Mortgage-backed securities.  Mortgage-backed securities decreased $53.5 million, or 17.7%, to $248.4 million at December 31, 2009, from $301.9 million at December 31, 2007. The average yield on mortgage-backed securities at December 31, 2009 was 5.16%, compared to 5.16% at December 31, 2008.

Loans.  Loans receivable, net, increased $65.4 million, or 12.6%, to $585.8 million at December 31, 2009 compared to $520.4 million at December 31, 2008. Conventional one-to-four family mortgage loans increased $21.0 million, or 9.2%, to $251.9 million at December 31, 2009, compared to $230.9 million the prior year. Loans in this category increased primarily because of the lower rate environment and the refinance boom. Mortgage volume for the second year continued to be low. However, in the first few weeks of 2009, as rates dropped, we experienced a demand for refinancing from both existing customers and customers new to the Banks.  Commercial and multi-family mortgages, construction and commercial loans increased, in the aggregate, $47.2 million, or 28.8%, to $210.8 million at December 31, 2009 compared to $163.6 million at December 31, 2008. This was the third year that commercial and multi-family mortgages, construction and commercial loans, in the aggregate, had growth in excess of 20%. Home equity and consumer loans decreased $6 million, or 2.7%, to $134.2 million at December 31, 2009, compared to $134.8 million at December 31, 2008. Demand for equity and consumer loans remained slow in 2009.

Premises and equipment.  Premises and equipment decreased $.9 million, or 2.2%, to $39.1 million at December 31, 2009 compared to $40.0 million in the prior year. During 2009, Roma Bank did not expand its branch network. This minimal decrease was primarily due to the significantly lower capital expenditures then in 2008, and depreciation. Roma Bank also holds a 50% interest in a variable interest entity which owns real estate which is listed separately on the balance sheet as real estate owned via equity investment.

Bank Owned Life Insurance.  Bank owned life insurance (“BOLI”) increased $973 thousand to $24.3 million at December 31, 2009 compared to $23.3 million the prior year. In December of 2008, Roma  Bank invested an additional $3.7 million in BOLI policies.

Real Estate Owned.  Real estate owned increased $1.9 million to $1.9 million at December 31, 2009, compared to $68 thousand at December 31, 2008. Late in the fourth quarter 2009, Roma Bank took into real estate owned two commercial real estate properties that had been in the foreclosure process for the past two years.  It is the present intent of the Bank to sell both properties. One property has an existing tenant who continues to pay. The other property, is seasonal in nature, and if not sold beforehand, will generate income during the late spring and summer.

Other assets.  Other assets increased $5.1 million to $12.5 million at December 31, 2009, compared to $7.4 million a year earlier. The increase was primarily a result of an increase of $3.9 million associated with the required prepayment of federal deposit insurance premiums for the years 2010 to 2012 and an increase of $2.4 million in deferred taxes. Decreases in prepaid federal tax and items held in suspense lowered the overall increase.

Deposits.  Deposits increased by $251.5 million, or 32.9%, to $1.0 billion at December 31, 2009, compared to $764.2 million at December 31, 2008. Non-interest bearing checking increased $4.6 million, or 16.4%, to $32.5 million at December 31, 2009, compared to $27.9 million at December 31, 2008. Interest-bearing checking accounts, increased $29.7 million or 29.8%, to $129.5 million at December 31, 2009, compared to $99.8 million at December 31, 2008. The weighted average interest rate of total checking accounts, including both interest-bearing and non-interest bearing was .25% at December 31, 2009, compared to .42% the prior year. Savings and club accounts increased $71.6 million, or 35.3%, to $275.6 million at December 31, 2009, compared to $204.0 million at December 31, 2008. The weighted average interest rate of savings and club accounts at December 31, 2009 was .91% compared to 1.21% in the prior year end. Certificates of deposit increased $145.3 million, or 33.6%, to $577.8 million at December 31, 2009, compared to $432.5 million at December 31, 2008. The weighted average interest rate of certificates of deposit decreased 116 basis points to 2.47% at December 31, 2009, compared to 3.63% at the prior year end. The weighted average interest rate on total deposits decreased 40 basis points to 2.04% at December 31, 2009 compared to 2.04% at the prior year. The consolidated deposits include deposits of RomAsia Bank totaling $71.6 million at December 31, 2009 and $37.5 million at December 31, 2008.  Competition in our marketplace for deposits continued to be a challenge during 2009.

Federal Home Loan Bank Advances.  Federal Home Loan Bank of New York (FHLBNY) advances decreased $22.1 million to $24.8 million at December 31, 2009 compared to $46.9 million at December 31, 2008. In December 2008, the Company borrowed $20.0 million from the FHLBNY in overnight advances. The proceeds were invested in overnights funds. This advance was repaid in the first quarter of 2009. The Company has an additional advance with principal and interest payable at 4.49% maturing in September 2010 with a balance at December 31, 2009 of $1.8 million compared to $3.9 million at December 31, 2008. The Company also has a $23.0 advance with the FHLBNY for ten years, with a three year call, at 3.9% interest, with interest paid quarterly.

Securities Sold Under Agreements to Repurchase. In August  2008 the Company entered into an agreement to sell securities under agreement to repurchase in the amount of $40.0 million.  The maturities and respective interest rates are as follows: $10.0 million maturing in 2015 with a two year call at 3.22%; $20.0 million maturing in 2018, with a three year call at 3.51%; and, $10.0 million maturing in 2018, with a five year call at 3.955%.  The agreement is collateralized by securities described in the underlying agreement which are held in safekeeping at the FHLBNY.

Other Liabilities.  Other liabilities increased $2.0 million to $12.5 million at December 31, 2009 compared to $10.5 million at December 31, 2008. The increase was primarily due to a commitment to purchase a security of $1.0 million that had not settled at December 31, 2009, and an increase in certified checks of $1.4 million, reduced by small decreases in several areas

Stockholders’ Equity.  Stockholders’ equity increased $3.2 million, or 1.5%, to $216.2 million at December 31, 2009. The increased equity was primarily a result of net income and decreased in other comprehensive income, offset by dividends paid to minority shareholders.

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

General. Net income for the year ended December 31, 2009 was $2.6 million, a decrease of $2.1 million, or 44.0%, from $4.7 million for the year ended December 31, 2008. The decrease was primarily due to increased provisions for loan losses, the increase in Federal Deposit Insurance Premiums, and the loss on other-than-temporary impairment of $2.2 million.

Net Interest Income.  Net interest income, after the provision for loan loss increased $2.2 million, or 8.2%, to $29.8 million, compared to $27.6 million for the year ended December 31, 2008. Our net interest rate spread on the average balance sheet decreased 6 basis points to 2.56%, compared to 2.62% the prior year.  The average yield on interest earning assets decreased 51 basis points, while the average cost of interest bearing liabilities decreased 45 basis points.  The average yield on interest bearing assets was 4.86% and 5.37% for the years ended December 31, 2009 and 2008, respectively. The average cost of interest-bearing liabilities for the years ending December 31, 2009 and 2008 were 2.30% and 2.75%, respectively.

Interest Income.  Total interest income increased $6.7 million, or 14.0%, to $54.8 million for the year ended December 31, 2009, compared to $48.1 million for the prior year. The improvement in interest income resulted from an increase in the average balance of interest- earning assets.

Interest income on loans increased $2.4 million, or 8.4%, to $31.3 million for the year ended December 31, 2009, compared to $28.9 million for the prior year. The increase resulted from an increase in the average balance of loans from $480.5 million to $551.4 million; an increase of $70.9 million over 2008. This was offset by a decrease in the average yield on loans from year to year of 33 basis points.

Interest income on mortgage-backed securities held to maturity increased $2.1 million, or  17.3%, to $14.3 million for the year ended December 31, 2009, compared to $12.2 million in the prior year.  This increase was due primarily to a $34.9 million increase in the average balance of mortgage backed securities to $273.4 million, compared to $238.8 million in the prior year.  The average yield on mortgage-backed securities held to maturity increased 10 basis points to 5.20%, compared to 5.10% in the prior year.

Interest income on investment securities available for sale and held to maturity increased $3.8 million, or 95.6%, to $8.5 million for the year ended December 31, 2009 compared to $4.8 million for the prior year. The average yield on investment securities available for sale and held to maturity decreased 87 basis points to 3.80%, compared to 4.67% in the prior year. The average balance of investment securities available for sale and held to maturity increased $118.9 million to $208.7 million in 2009 compared to $80.4 million in the prior year. The increase in the average balance was primarily due to more favorable rates and prices than other investment options.

Interest income on other interest-earning assets decreased $1.6 million to $.7 million in 2009, compared to $2.3 million in the prior year. The average yield on other interest-bearing assets decreased 225 basis points to 0.80% in 2009, compared to 3.05% in the prior year. The decrease was primarily the result of the sharp decline in overnight interest rates in 2009.  The average balance of other interest-bearing assets increased $7.2 million to $82.5 million in 2009, compared to $75.3 million in 2008. To the extent that maturities and calls on mortgage-backed securities and investment securities available for sale and held to maturity were not required for loans or longer term investments, they were invested in short-term overnight funds.

Interest Expense.  Total interest expense increased $2.0 million, or 10.9%, to $21.7 million for the year ended December 31, 2009, compared to $19.7 million in the prior year. The increase primarily resulted from a 32.9% increase in our deposit portfolio and a full year of interest on securities sold under agreements to repurchase. The average cost of interest-bearing liabilities decreased 45 basis points to 2.30% compared to 2.75% in the prior year. The average balance of interest-bearing liabilities increased $226.3 million to $944.4 million compared to $718.1 million in the prior year.

Interest expense on deposits increased $1.1 million, or 62%, to $19.2 million in 2009, compared to $18.1 million in 2008. Average interest-bearing demand deposits increased $13.2 million, or 13.3%, to $112.2 million for the year ending December 31, 2009, compared to $99.0 at the end of the prior year. The average cost of the demand deposits remained the same from year to year.  Average savings and club accounts increased $54.2 million, or 5.0%, to $243.9 million, compared to $189.6 million in the prior year. The average cost of interest-bearing savings and club accounts increased 15 basis points to 1.23%, compared to 1.08% in the prior year. The average cost of interest-bearing certificates of deposits decreased 102 basis points to 3.01%, compared to 4.03% in the prior year. The average balance of interest-bearing certificates of deposit increased $134.4 million, or 34.9%, to $518.9 million, compared to $384.5 million in 2008.

Interest expense on FHLBNY advances decreased $78 thousand to $1.0 million, compared to $1.4 million in the prior year. The average cost of borrowings decreased 25 basis points to 3.55% compared to 3.81% in the prior year. In late October 2007, the Company borrowed $23.0 million in the form of a ten year advance with a three year call, interest only quarterly at 3.90%. The Company continued to make regular monthly principal and interest payments on its five year advance maturing in September 2010 with a rate of 4.49%. In December of 2008 the Company borrowed overnight from the FHLBNY $20.0 million, renewing daily, weekly or bi- weekly at rates ranging from 0.48% to 0.63%. This advance was repaid in the first quarter of 2009.  In August 2008 the Company borrowed $40.0 million under an agreement to repurchase securities at a blended interest rate of 3.55%.

Provision for Loan Losses.  We charge provisions for loan losses to operations at  levels required to reflect credit losses in the loan portfolios that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolios and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a three-tier approach: (1) identification of impaired loans and establishment of specific allowances on such loans; (2) establishment of general valuation allowances in the remainder of our loan portfolio, and (3) we establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances on a combination of factors including, but not limited to, actual loan loss experience, composition of loan portfolio, current economic conditions and management’s judgment. The overall growth in the loan portfolio, particularly in commercial loans, is expected to result in higher provisions going forward.

The provision for loan losses increased $2.5 million to $3.3 million for the year ended December 31, 2009 compared to $787 thousand in the prior year. The provision was increased in response to the increase in the average balance of the portfolio, and in response to deteriorating commercial real estate values which affect our collateral position. During 2009, total net loans increased $65.4 million to $585.8 million at December 31 2009 compared to $520.4 million at December 31, 2008. The allowance for loan loss was .88% of total loans at December 31, 2009, compared to .43% in the prior year.

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

Non-Interest Income.  Non-interest income includes fees and service charges on loans, commissions on the sale of title insurance policies, bank-owned life insurance income, and other miscellaneous income. Non-interest income decreased $1.4 million, or 33.7%, to $2.8 million in 2009 compared to $4.2 million in the prior year. The decrease was primarily due to an impairment loss on an available for sale security of $2.2 million. In May 2009 the financial institution holding company in which our Company holds an equity investment in a financial institution announced it had reached a definitive agreement to be acquired and merged into a publicly traded financial institution with an anticipated closing by December 2009. The severity of the unrealized loss is correlated to the decline of the stock market that started in the fall of 2007, primarily in the financial industry, and a result of the current economic recession. In December 2009 the definitive agreement to merge was terminated and management evaluated analysts’ near term earnings estimates and recent stock price decline in relation to the severity and duration of the unrealized loss.  At December 31, 2009, the Company recorded an other-than-temporary impairment charge to earnings related to its equity investment.

Commissions on sale of title policies increased minimally to $1.1 million compared to $1.0 million in the prior year, primarily due to static real estate transactions.

Fees and service charges on deposits and loans increased minimally; $58 thousand, to $1.6 million, compared to $1.5 million in the prior year. Fees and service-charges on deposits increased $269 thousand, or 22.2%, to $1.5 million, compared to $1.2 million in the prior year. The increase was primarily due to increases in fees from our overdraft protection program.  Fees and service charges on loans decreased minimally $211 thousand primarily from lower commercial loan volume.

Income from bank-owned life insurance increased $277 thousand in 2009 primarily due to the purchase of $3.7 million of additional policies in December 2008 which generated income for the entire year in 2009.

Other non-interest income increased $171 thousand to $922 thousand in 2009 compared to $679 thousand in the prior year.

Non-Interest Expense.  Non-interest expense increased $3.9 million, or 15.5%, to $29.0 million in 2009, compared to $25.1 million in the prior year. The increase was primarily due to an increase in salaries and employee benefits of $1.4 million and increases of $1.5 million in net occupancy costs, equipment costs and data processing costs. The year ending December 31, 2009 was also the first full year of consolidating costs and expenses for RomAsia Bank.

Salaries and employee benefits increased $1.4 million, or 9.5.%, to $16.0 million in 2009, compared to $14.6 million in the prior year. The increase in salaries and employee benefits was primarily due the first full year of operation for five branches and RomAsia Bank and the first full year of stock based compensation expense.

Net occupancy expense of premises increased approximately $287 thousand, or 11.1%, to $2.9 million in 2009 compared to $2.6 million in the prior year.  The increase was primarily due to the first full year of operation of five branches and RomAsia Bank.

Equipment costs increased $280 thousand, or 12.3%, to $2.5 million for the year ended December 31, 2009 compared to $2.3 million in the prior year.  The increase was primarily due to the first full year of operation of five branches and RomAsia Bank.

Data processing costs increased $107 thousand, or 7.1%, to $1.6 million in 2009, compared to $1.5 million in the prior year. This increase was primarily related to costs for the core system at RomAsia and an increase in various fees.

Advertising decreased $224 thousand to $842 thousand in 2009 compared to $1.1 million in the prior year. The decrease was primarily related to higher advertising costs in 2008 related to the opening of five branches and RomAsia Bank.

Other non-interest expense increased $502 thousand, or 17.0%% to $3.4 million in 2009, compared to $2.9 million in the prior year. The increase was primarily related to increase costs of appraisals and legal fees related to commercial loans.

Provision for Income Taxes.  The provision for income taxes decreased $1.1 million, or 52.8%, to $1.0 million in 2009 compared to $2.2 million in the prior year. The decrease is primarily related to a decrease of 44.0% in net income and the increases in tax free income primarily from bank owned life insurance. The effective tax rate for 2009 was 27.3% compared to 32.7% for 2008.

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

General. Net income for the year ended December 31, 2008 was $4.7 million, a decrease of $2.5 million, or 35.3%, from $7.2 million for the year ended December 31, 2007. The decrease was primarily related to the increase in non- interest expense of $4.8 million, offset by a decrease in taxes of $1.9 million, and minor increases in net interest income and non -interest income. The increase in non-interest expense was primarily related to the opening of five new branches in 2008, a full year of costs for RomAsia, including six months of operation, and costs related to the 2008 Equity Incentive Plan.

Net Interest Income.  Net interest income after the provision of loan loss increased $94 thousand, or 0.34%, to $27.6 million, compared, to $27.5 million for the year ended December 31, 2007. Our net interest rate spread decreased 9 basis points to 2.62%, compared to 2.71% the prior year.  The average yield on interest earning assets decreased 22 basis points, while the average cost of interest bearing liabilities decreased 13 basis points.  The average yield on interest bearing assets was 5.37% and 5.59% for the years ended December 31, 2008 and 2007, respectively. The average cost of interest-bearing liabilities for the years ending December 31, 2008 and 2009 were 2.75% and 2.88%, respectively.

Interest Income.  Total interest income increased $2.3 million, or 5.1%, to $48.1 million for the year ended December 31, 2008, compared to $45.8 million for the prior year. The improvement in interest income resulted from an increase in the average balance of interest- earning assets.

Interest income on loans increased $1.4 million, or 5.1%, to $28.9 million for the year ended December 31, 2008, compared to $27.4 million for the prior year. The increase resulted from an increase in the average balance of loans from $438.2 million to $480.5 million, an increase of $42.3 million over 2007. This was offset by a decrease in the average yield on loans from year to year of 26 basis points.

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

Interest income on investment securities available for sale and held to maturity decreased $3.6 million, or 43.0%, to $4.8 million for the year ended December 31, 2008, compared to $8.4 million for the prior year. The average yield on investment securities available for sale and held to maturity increased 11 basis points to 4.72%, compared to 4.61% in the prior year. The average balance of investment securities available for sale and held to maturity decreased $80.4 million to $100.7 million in 2008, compared to $181.2 million in the prior year. The decrease in the average balance was primarily due to a large number of securities called in the last quarter of 2007 and the first quarter of 2008.

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

Other non-interest income increased $72 thousand to $751 thousand in 2008 compared to $751  thousand in the prior year.

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

Net occupancy expense of premises increased approximately $762 thousand, or 41.2%, to $2.6 million in 2008 compared to $1.8 million in the prior year.  The increase was primarily due to the following: (1) increases in occupancy costs relating to our five new branches of $527 thousand; (2) increase in occupancy costs for the RomAsia Bank location of $172 thousand; and, (3) increase in costs for the consolidated variable interest entity of $123 thousand.

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

	At December 31,		For the Year Ended December 31,
	2009		2009				2008				2007
	Actual Balance	Actual Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$585,759	5.68%	$551,369		$31,282	5.67%	$480,492		$28,851	6.00%	$438,187		$27,446	6.26%
Mortgage-backed securities held to maturity	248,426	5.07	273,871		14,292	5.20	238,791		12,184	5.10	140,499		7,041	5.01
Investment securities: (2)
Tax-exempt	12,171	3.76	10,928		599	5.48	10,920		569	5.21	12,335		538	4.36
Taxable	323,322	4.94	208,673		7,949	3.80	89,796		4,195	4.67	168,844		7,818	4.63
Other interest-earning assets (3)	44,282	0.10	82,478		691	0.80	75,312		2,296	3.05	58,403		2,926	5.01
Total interest-earning assets	1,213,960	5.14	1,127,319		54.813	4.86	895,311		48,095	5.37	818,268		45,769	5.59
Non-interest-earning assets	98,041		89,927				77,390				64,081
Total assets	$1,312,001		$1,217,246				$972,701				$882,349
Interest-bearing liabilities:
Interest-bearing demand	$129,505	0.31	$112,193		618	0.54	$98,985		539	0.54	$94,239		515	0.55
Savings and club	275,990	0.91	243,867		3,005	1.23	189,641		2,049	1.08	180,645		1,691	0.94
Certificates of deposit	577,770	2.47	518,885		15,592	3.01	384,526		15,493	4.03	331,859		15,114	4.55
Securities sold under agreement to re purchase	40,000	3.55	40,000		1,420	3.55	15,384		513	3.33	—		—	—
Federal Home Loan Bank borrowings	24,826	3.92	29,423		1,048	3.56	29,558		1,126	3.81	10,734		463	4.31
Total interest-bearing liabilities	1,048,100	1.68	944,368		21,683	2.30	718,094		19,720	2.75	617,477		17,783	2.88
Non-interest-bearing liabilities	47,681		58,189				35,952				33,319
Total liabilities	1,095,781		1,002,557				754,046				650,796
Minority interest	1,645		1,651				1,080				479
Stockholders’ equity	214,575		213,038				217,575				231,074
Total liabilities and stockholders’ equity	$1,312,001		$1,217,246				$972,701				$882,349
Net interest income					33,130				$28,375				$27,986
Interest rate spread (4)		3.46%				2.56%				2.62%				2.71%
Net yield on interest-earning assets (5)						2.94%				3.17%				3.42%
Ratio of average interest -earning assets to average interest-bearing liabilities			1.19	x			1.25	x			1.33	x

(1)	Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2)	Includes both available for sale and held to maturity securities.
(3)	Includes interest-bearing deposits at other banks, federal funds purchased Federal Home Loan Bank of New York capital stock and bank owned life insurance.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31, 2009 vs. 2008 Increase (Decrease) Due to			Year Ended December 31, 2008 vs. 2007 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate		Net
	(In thousands)

Interest and dividend income:
Loans receivable	$3,576	$(1,145)	$2,431	$2,579		$(1,175)	$1,404
Mortgage-backed securities, held to maturity	1,893	215	2,108	5,015		128	5,143
Investment securities:
Tax-exempt	--	30	30	13		18	31
Taxable	5,329	(1,575)	3,754	(4,170)		548	(3,622)
Other interest earnings assets	219	(1,824)	(1,605)	606		(1,236)	(630)
Total interest-earning assets	$11,017	$(4,299)	$6,718	$4,043		$(1,717)	$2,326

Interest expense:
Interest-bearing demand	$79	$--	$79	$24		$—	$24
Savings and club	406	550	956	90		269	359
Certificates of deposit	4,566	(4,467)	99	2,226		(1,847)	379
Securities sold under agreement to repurchase	873	34	907	513		—	513
Advances from Federal Home Loan Bank	(13)	(65)	(78)	722		(60)	662
Total interest-bearing liabilities	$5,911	$(3,948)	$1,963	$3,575		$(1,638)	$1,937

Change in net interest income	$5,106	$(351)	$4,755	$468	$	(79)	$389

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

The Banks review cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At December 31, 2009, the Banks had outstanding commitments to originate loans of $12.7 million, and unused lines of credit of $72.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2009 totaled $430.0 million.

While deposits are the Banks’ primary source of funds, Roma Bank also generates cash through borrowings from the HLBNY. The Banks have traditionally enjoyed cash flows from deposit activities that were sufficient to meet its day-to-day funding obligations and only occasionally used  overnight lines of credit or other borrowings with the FHLBNY. At various times during 2007, 2006 and 2005, Roma Bank used its overnight line of credit at the FHLBNY to meet daily operations. In October of 2008 Roma Bank borrowed $20.0 million of overnight funds to arbitrage into higher earning overnight deposits. In the third quarter of 2005, Roma Bank took a five year advance from the FHLBNY to meet the strong demand for loans. In October  2007, Roma Bank borrowed $23.0 million  from the FHLBNY at 3.90%, interest only quarterly, for ten years with a three year call. At December 31, 2009, Roma Bank’s borrowing limit with the FHLBNY was $200.0 million. Roma Bank also had at December 31, 2009 securities sold under an agreement to repurchase in the amount of $40.0 million.

The following table discloses our contractual obligations and commitments as of December 31, 2009.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 years
	(In thousands)
Federal Home Loan Bank borrowings	$24,826	$1,826	$--	$--	$23,000
Securities sold under agreement to repurchase	$40,000	$--	$--	$--	$40,000

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In thousands)

Lines of credit (1)	$72,001	$72,001	$--	$--	$--
Construction loans in process	5,524	5,524	--	--	--
Other commitments to extend credit	12,688	12,688	--	--	--
Total	$90,213	$90,213	$--	$--	$--
(1)  Represents amounts committed to customers.

Roma Bank has non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2009:

Years Ended December 31:	(In thousands)
2009	$ 440
2010	442
2011	447
2012	463
2013	472
Thereafter	6,008
Total Minimum Payments Required	$ 8,272

Included in the total required minimum lease payments is $ 1.9 million of payments to the “LLC” a variable interest entity in which the Company hold a 50% ownership interest. The Company eliminates these payments in consolidation.

Consistent with its goals to operate sound and profitable financial organizations, the Banks actively seek to maintain their status as  well-capitalized institutions in accordance with regulatory standards. As of December 31, 2009, the Banks exceeded all capital requirements of the Office of Thrift Supervision (The “OTS”).

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of non-performance by other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at December 31, 2009, see Note 17 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

Item 6A.  Quantitative and Qualitative Disclosures About Market Risk

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

Quantitative Analysis. The following table presents Roma Bank’s net portfolio value as of December 31, 2009. The net portfolio values shown in this table were calculated by the Office of Thrift Supervision, based on information provided by the Bank (in thousands).

December 31, 2009
Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
Changes in rate	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
+300 bp	135,266	-93,981	(41)%	11.68%	(636) bp
+200 bp	169,644	-59,603	(26)%	14.16%	(388) bp
+100 bp	201,121	-28,126	(12)%	16.27%	(176) bp
0 bp	229,247	-	-	18.04%	-
–100 bp	251,350	22,103	10%	19.34%	130bp

(1) The -200bp and -300bp scenarios are not shown due to the low prevailing interest rate environment.

The following table presents RomAsia Bank’s net portfolio value as of December 31, 2009. The net portfolio values shown in this table were calculated by the Office of Thrift Supervision, based on information provided by the Bank (in thousands).

December 31, 2008
Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
Changes in rate	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
+300 bp	7,506	-8,099	(52)%	8.79%	(770) bp
+200 bp	10,634	-4,971	(32)%	11.96%	(452) bp
+100 bp	13,244	-2,360	(15)%	14.42%	(207) bp
0 bp	15,605	-	-	16.49%	-
–100 bp	17,773	2,169	14%	18.30%	181 bp

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

Item 8.  Financial Statements and Supplementary Data

The Company’s financial statements and supplementary data are contained in this Annual Report on Form 10-K immediately following Item 14.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a)	Disclosure Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2007.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2009.

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

2.  Report of Independent Registered Public Accounting Firm.

The report of ParenteBeard LLC on the Company’s internal control over financial reporting appears in the Company’s financial statements that are contained in this Annual Report on Form 10-K immediately following Item 15.  Such report is incorporated herein by reference.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Additional Information About Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I -- Election of Directors” and “-- Biographical Information” in the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics will be furnished without charge upon written request to the Chief Financial Officer, Roma Financial Corporation, 2300 Route 33, Robbinsville, New Jersey, 08691.

Item 11.  Executive Compensation

The information contained under the section captioned “Executive Officer Compensation”, “Director Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement is incorporated herein by reference.

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

	( a )	( b )	( c )

	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	820,000	$13.67	768,073

Total	820,000	$13.67	768,073

(1)  Options outstanding have been granted pursuant to the Roma Financial Corporation 2008 Equity Incentive Plan (the “Plan”).  The Plan provides for the grant of options to purchase up to 1,292,909 shares of common stock of which options to purchase 820,000 shares were outstanding at December 31, 2009. The Plan also provides for grants of up to 517,164 shares of restricted common stock of which 222,000 shares have already been granted.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Additional Information About Directors and Executive Officers” of the Proxy Statement.

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

1.
The consolidated statements of financial condition of Roma Financial Corporation and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2009, together with the related notes and the Independent Registered Public Accounting Firm.

2.	Schedules omitted as they are not applicable.

3.           Exhibits

The following Exhibits are filed as part of this report:

3.1           Charter of Roma Financial Corporation*
3.2           Amended and Restated Bylaws of Roma Financial Corporation**
4	Stock Certificate of Roma Financial Corporation*
10.1	Form of Supplemental Executive Retirement Agreement*
10.2	Form of Phantom Stock Appreciation Rights Agreement*
10.3	Roma Financial Corporation 2008 Equity Incentive Plan***
10.4	Employment Agreement between the Registrant, Roma Bank and Peter A. Inverso****
10.5	Employment Agreement between the Registrant, Roma Bank and Maurice T. Perilli****
10.6	Employment Agreement between Roma Bank and Sharon L. Lamont*****
10.7	Employment Agreement between Roma Bank and Margaret Norton*****
10.8	Employment Agreement between Roma Bank and Keith Pericoloso*****
21	Subsidiaries of the Registrant
23	Consent of ParenteBeard LLC
31.1	Certifications of CEO to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                  Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on  March 14, 2006
**                Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 23, 2008
***              Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on March 27, 2009
      (Registration Number 333-158249)
****            Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 26, 2009
*****         Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 5, 2010

[Roma Financial Corporation Letterhead]

February 22, 2010

ParenteBeard LLC
1200 Atwater Drive
Suite 225
Malvern, PA 19355

RE:           Management Report on Internal Control over Financial Reporting

The management of Roma Financial Corporation and Subsidiaries (collectively the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system is a process designed to provide reasonable assurance to the management and board of directors regarding the preparation and fair presentation of published consolidated financial statements.

One internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitation.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation.  Also, projections of any valuation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2009 the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Company’s internal control over financial reporting as of December 31, 2009.

/s/ Peter A. Inverso	/s/ Sharon L. Lamont
Peter A. Inverso	Sharon L. Lamont
President & CEO	Chief Financial Officer

2300 Route 33, Robbinsville, New Jersey 08691-1411
609-223-8300 Fax 609-223-8303 www.romabank.com

o strength	o loyalty	o wisdom	o vision

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Roma Financial Corporation

We have audited Roma Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Roma Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and peform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Roma Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows of Roma Financial Corporation, and our report dated February 22, 2010 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Malvern, Pennsylvania
February 22, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Roma Financial Corporation

We have audited the accompanying consolidated balance sheets of Roma Financial Corporation and Subsidiares (the “Company”) as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and peform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by managmenet, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roma Financial Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Roma Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2010 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Malvern, Pennsylvania
February 22, 2010

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2009	2008
	(In thousands, except for share data)
Assets
Cash and amounts due from depository institutions	$9,658	$7,476
Interest-bearing deposits in other banks	25,647	11,500
Money market funds	15,590	61,443

Cash and Cash Equivalents	50,895	80,419

Investment securities available for sale (“AFS”) at fair value	30,144	17,000
Investment securities held to maturity at amortized cost (fair value of $301,673 and $74,022 respectively)	305,349	74,115
Mortgage-backed securities held to maturity at amortized cost (fair value of $258,758 and $309,324 respectively)	248,426	301,878
Loans receivable, net of allowance for loan losses $5,243 and $2,223 at December 31, 2009 and 2008	585,759	520,406
Real estate owned	1,928	-
Real estate owned via equity investment	4,053	4,033
Premises and equipment, net	39,129	39,971
Federal Home Loan Bank of New York and ACBB stock	3,045	3,479
Accrued interest receivable	6,468	5,059
Bank owned life insurance	24,299	23,326
Other assets	12,506	7,409
Total Assets	$1,312,001	$1,077,095

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$32,481	$27,898
Interest-bearing	983,274	736,335
Total deposits	1,015,755	764,233
Federal Home Loan Bank of New York advances	24,826	46,929
Securities sold under agreements to repurchase	40,000	40,000
Advance payments by borrowers for taxes and insurance	2,663	2,398
Accrued interest payable and other liabilities	12,537	10,519
Total Liabilities	1,095,781	864,079

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.10 par value, 45,000,000 authorized; 32,731,875 issued; 30,932,653 and 30,888,253 respectively outstanding.	3,274	3,274
Paid-in capital	98,921	98,294
Retained earnings	150,131	149,926
Unearned shares held by Employee Stock Ownership Plan	(6,224)	(6,765)
Treasury stock, 1,799,222 and 1,843,622 respectively outstanding	(29,214)	(29,935)
Accumulated other comprehensive loss	(2,313)	(3,421)

Total Roma Financial Corporation stockholders’ equity	214,575	211,373
Noncontolling interest	1,645	1,643
Total Stockholders’ Equity	216,220	213,016

Total Liabilities and Stockholders’ Equity	$1,312,001	$1,077,095

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except for per share data)

Interest Income
Loans, including fees	$31,282	$28,851	$27,447
Mortgage-backed securities held to maturity	14,292	12,184	7,041
Investment securities held to maturity	7,949	4,063	7,730
Securities available for sale	599	701	626
Other interest-earning assets	691	2,296	2,925
Total Interest Income	54,813	48,095	45,769

Interest Expense
Deposits	19,215	18,081	17,320
Borrowings	2,468	1,639	463
Total Interest Expense	21,683	19,720	17,783
Net Interest Income	33,130	28,375	27,986

Provision for Loan Losses	3,280	787	492

Net Interest Income after Provision for Loan Losses	29,850	27,588	27,494

Non-Interest Income (Loss)
Commissions on sales of title policies	1,145	1,049	1,292
Fees and service charges on deposits and loans	1,573	1,515	1,308
Income from bank owned life insurance	1,143	866	778
Net gain from sale of mortgage loans originated for sale	109	48	3
Net gain from sale of available for sale securities	158	26	-
Impairment loss on available for sale equity security	(2,246)	-	-
Net realized loss from real estate owned	8	-	-
Other	914	725	679
Total Non-Interest Income (Loss)	2,804	4,229	4,060

Non-Interest Expenses
Salaries and employee benefits	16,022	14,633	11,899
Net occupancy expense of premises	2,900	2,612	1,850
Equipment	2,541	2,261	1,677
Data processing fees	1,620	1,513	1,329
Advertising	842	1,066	881
Federal deposit insurance premiums	1,710	94	74
Other	3,377	2,941	2,617
Total Non-Interest Expenses	29,012	25,120	20,327

Income before Income Taxes	3,642	6,697	11,227

Income Taxes	1,035	2,190	4,134
Net income before noncontrolling interests	2,607	4,507	7,093
Loss attributable to noncontrolling interests	8	161	123
Net Income attributable to Roma Financial Corporation	$2,615	$4,668	$7,216

NET INCOME ATTRIBUTABLE TO ROMA FINANCIAL CORPORATION PER COMMON SHARE
Basic and Diluted	$.09	$.15	$.23
Dividends declared per share	$.32	$.32	$.24
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Diluted	30,680	30,584	31,563

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2009, 2008 and 2007

	Common Stock Shares Amount		Paid-In Capital	Retained Earnings	Unearned Shares Held by ESOP	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
			(In Thousands)
Balance - December 31, 2006	32,732	$ 3,274	$ 97,069	$ 143,068	$ (7,847)	$ (910)	$ -	$ -	$234,654

Other comprehensive income:
Net income		-	-	7,216	-	-	-	(123)	7,093
Unrealized loss on securities available for sale, net of income taxes of $(56)		-	-	-	-	21	-	-	21
Pension cost, net of income taxes $(315)		-	-	-	-	475	-	-	475
Total Comprehensive Income									7,589

Contribution of capital by noncontrolling interest		-	-	-	-	-	-	602	602
Treasury shares repurchased	(1,344)	-	-	-	-	-	(22,792)	-	(22,792)
Dividends paid and declared		-		(2,148)	-	-	-	-	(2,148)
ESOP shares earned		-	336	-	541	-	-	-	877
Balance - December 31, 2007	31,388	3,274	97,405	148,136	(7,306)	(414)	(22,792)	479	218,782

Other comprehensive income:
Net income		-	-	4,668	-	-	-	(161)	4,507
Unrealized loss on securities available for sale, net of income taxes of $(139)		-	-	-	-	2,593	-	-	(460)
Pension cost, net of income taxes $(1,698)		-	-	(46)	-	(2,547)	-	-	(2,593)
Total Comprehensive Income		-	-	-	-	-	-	-	1,454

Contribution of capital by noncontrolling interest		-	-	-	-	-	-	1,325	1,325

Roma Financial Corporation and Subsidiaries

	Common Stock Shares Amount		Paid-In Capital	Retained Earnings	Unearned Shares Held by ESOP	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
			(In Thousands)
Dividends paid and declared		-	-	(2,514)	-	-	-	-	(2,514)
Adoption of new accounting principle for split dollar life insurance benefits		-	-	(318)	-	-	-	-	(318)
Stock based compensation including warrants		-	634	-	-	-	-	-	634
Treasury shares repurchased	(500)	-	-	-	-	-	(7,143)	-	(7,143)
ESOP shares earned	-	-	255	-	541	-	-	-	796
Balance - December 31, 2008	30,888	3,274	98,294	149,926	(6,765)	(3,421)	(29,935)	1,643	$213,016

Other comprehensive income:
Net income	-	-	-	2,615	-	-	-	(8)	2,607
Unrealized loss on securities available for sale, net of income taxes of ($140)	-	-	-	-	-	487	-	-	487
Pension cost, net of income taxes $(405)	-	-	-	-	-	621	-	-	621

Total Comprehensive Income	-	-	-	-	-	-	-	-	3,715

Dividends paid and declared		-	-	(2,410)	-	-	-	-	(2,410)
Vesting of restricted stock	45	-	(721)	-	-	-	721	-	-
Contribution by noncontrolling interest	-	-	-	-	-	-	-	10	10
Stock based compensation, including warrants	-	-	1,219	-	-	-	-	-	1,219
ESOP shares earned	-	-	129	-	541	-	-	-	670

Balance - December 31, 2009	30,933	$ 3,274	$ 98,921	$ 150,131	$ (6,224)	$ (2,313)	$ (29,214)	$ 1,645	$216,220

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)

Cash Flows from Operating Activities
Net income	$2,607	$4,507	$7,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,949	1,773	1,037
Amortization of premiums and accretion of discounts on securities	(106)	209	(130)
Accretion of deferred loan fees and discounts	(126)	(91)	(51)
Net gain on sale of mortgage loans originated for sale	(109)	(48)	(3)
Mortgage loans originated for sale	(9,130)	(4,065)	(409)
Net realized loss from real estate owned	8	-	-
Proceeds from sales of mortgage loans originated for sale	9,239	4,113	412
Provision for loan losses	3,280	787	492
Stock based compensation, including warrants	1,219	634	-
Gain on sale of securities available for sale	(158)	-	-
Impairment loss on available for sale security	2,246	-	-
(Increase) decrease in interest receivable	(1,409)	(564)	103
Increase in cash surrender value of bank owned life insurance	(973)	(687)	(617)
(Increase) decrease in other assets	(3,281)	31	(1,646)
(Increase) decrease in interest payable	(380)	(269)	606
Increase in other liabilities	2,424	537	1,052
(Increase) decrease in deferred tax asset	(2,361)	(1,048)	-
ESOP shares earned	670	796	896
Net Cash Provided by Operating Activities	5,609	6,615	8,835

Cash Flows from Investing Activities
Proceeds from calls and repayments on securities available for sale	8,101	10,592	2,248
Proceeds from sale of securities available for sale	7,311	-	-
Purchases of securities available for sale	(29,015)	(10,934)	(114)
Proceeds from maturities and calls of investment securities held to maturity	152,555	122,325	101,272
Purchases of investment securities held to maturity	(383,764)	(68,697)	(59,235)
Principal repayments on mortgage-backed securities held to maturity	77,417	33,762	28,309
Purchases of mortgage-backed securities held to maturity	(23,887)	(191,805)	(27,621)
Net increase in loans receivable	(70,503)	(62,297)	(38,951)
Additions to premises and equipment	(1,027)	(8,511)	(3,549)
Redemption (purchases) Federal Home Loan Bank of New York and ACBB stock	434	(1,014)	(1,033)
Addition to real estate via equity investments	(100)	(4,085)	-
Purchase of bank owned life insurance	-	(3,837)	(2,000)
Proceeds from sale of real estate owned	60	-	-
Net Cash Used in Investing Activities	(262,418)	(184,501)	(674)

Cash Flows from Financing Activities
Net increase in deposits	251,522	113,203	25,057
Increase in advance payments by borrowers for taxes and insurance	265	8	115
Federal Home Loan Bank of New York advances	-	20,000	23,000
Repayments of Federal Home Loan Bank of New York advances	(22,103)	(2,011)	(1,922)
Purchase of treasury stock	-	(7,143)	(22,792)
Dividends paid to minority shareholders of Roma Financial Corp	(2,409)	(2,379)	(1,620)
Proceeds from securities sold under agreement to repurchase	-	40,000	-
Capital contributed by noncontrolling interests	10	1,325	602

Net Cash Provided by Financing Activities	227,285	163,003	22,440

Net Increase (Decrease) in Cash and Cash Equivalents	(29,524)	(14,883)	30,601

Cash and Cash Equivalents – Beginning	80,419	95,302	64,701

Cash and Cash Equivalents – Ending	$50,895	$80,419	$95,302

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Supplementary Cash Flows Information

Income taxes paid, net	$2,867	$3,157	$4,633

Interest paid	$22,063	$19,968	$17,177

Loans receivable transferred to real estate owned	$1,928	$68	$18

Securities purchased and not settled	$1,000	-	-

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Roma Financial Corporation (the “Company”), its wholly-owned subsidiary, Roma Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, Roma Capital Investment Co. (the “Investment Co.”) and General Abstract and Title Agency (the “Title Co.”) and the Company’s majority owned investment of 89.55% in RomAsia Bank. Roma Bank and RomAsia Bank are collectively referred to as (“the Banks”). As discussed in Note 5, Real Estate owned Via Equity Investments, the consolidated financial statements also include the Company’s 50% interest in 84 Hopewell, LLC (the “LLC”), a real estate investment deemed to be a variable interest entity, which is consolidated by the Company when it was determined to be the primary beneficiary according to the requirements of FASB ASC Topic 810.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Investment Co. is a special purpose entity whose activities are limited to holding investment securities, collecting earnings, principal repayments and recognizing other gains/losses thereon.  It holds a substantial portion of the Company’s investment and mortgage-backed securities portfolios and is subject to the investment company provisions of the New Jersey Corporation Business Tax Act.  The Title Co. was incorporated in the State of New Jersey effective March 7, 2005 and commenced operations April 1, 2005 upon the acquisition of the assets of the General Abstract & Title Agency (the “Agency”), which consisted primarily of the Agency’s title search files.  Related goodwill of approximately $572,000 was recognized as a result of the purchase price exceeding the fair market value of assets acquired. RomAsia Bank received all regulatory approvals on June 23, 2008 to be a federal savings bank and began operations on that date. The Company invested $13.4 million in RomAsia Bank and currently holds a 89.55% ownership interest. The Company, together with two individuals, formed a limited liability company, 84 Hopewell, LLC. The LLC was formed to build a commercial office building in which is located the Company’s Hopewell branch, corporate offices for the other LLC members’ construction company and tenant space. The Company invested $360,000 in the LLC and provided a loan in the amount of $3.6 million to the LLC. The Company and the other 50% owner’s construction company both have signed lease commitments to the LLC.

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

Business of the Company and Subsidiaries

The Company’s primary business is the ownership and operation of the Banks, Roma Bank and the Company’s majority owned subsidiary, RomAsia Bank.  The Banks are principally engaged in the business of attracting deposits from the general public at its fifteen locations in New Jersey and using those deposits, together with other funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, consumer loans.  Roma Bank’s subsidiary, Roma Capital Investment Company, was organized to hold investments and mortgage-backed securities.  Roma Bank’s subsidiary, General Abstract and Title Agency, provides title searches and policies to its customers real estate investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions, with original maturities of three months or less and money market funds.

Interest –Bearing Deposits in Banks

Interest-bearing deposits in banks mature within three months or less and are carried at cost.

Securities

Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income component of stockholders’ equity. The Company held no trading securities at December 31, 2009 and 2008. Discounts and premiums are accreted/amortized to income by use of the level-yield method. Gain or loss on sales of securities available for sale is based on the specific identification method.

FASB recently issued accounting guidance related to the recognition and presentation of other-than-temporary impairment, which the Company adopted effective June 30, 2009 (“Pending Content” of FASB ASC 320-1). This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities.  The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and, (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Prior to the adoption of the recent accounting guidance on June 30, 2009, management considered, in determining whether other-than-temporary impairment exists (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made.  The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

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

The Company originates mortgage loans and may sell such originations to the Federal Home Loan Bank of New York (“FHLBNY”), or the Federal Home Loan Mortgage Corp. with servicing rights retained.

Servicing rights fees, which are usually based on a percentage of the outstanding principal balance of the loan, are recorded for servicing functions.  The Company has determined that the fair value of the servicing rights are immaterial to the financial statements as a whole. The Company had no loans held for sale at December 31, 2009 and 2008.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses

It is the policy of the Banks to maintain an allowance for loan loss (ALLL) level sufficient to absorb probable and reasonably estimatable losses inherent in the loan portfolio. The balance in the allowance for loan losses represents management’s estimates at the given point of time, of the potential losses inherent in the Bank’s outstanding credit portfolio.  Such estimates are based on both current judgement about the credit quality of the entire portfolio, combined with specifically identified risks on certain loans and consider all known relevant internal and external factors that may affect loan collectability.

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

In order to comprehensively address periodic provisioning and the resultant ALLL, the Banks utilize a multidisciplinary approach, which considers each of the following factors: historical realized losses in the credit portfolio; delinquency trends currently experienced in the current portfolio; internal risk rating system that assigns a risk factor, and current and anticipated economic conditions that could affect borrowers’ ability to continually meet their contractual repayment obligations.

Although management believes that appropriate loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be  necessary.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.   Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance (any direct write-down) are included in net expenses from foreclosed assets.

Federal Home Loan Bank and ACBB Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula. The restricted stock in the amount of $2,980,000 and $3,414,000 is carried at cost at December 31, 2009 and 2008, respectively.

Management’s determination of whether these investments are impaired is based on an assessment of the ultimate recoverability of their cost, rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB restricted stock as of December 31, 2009.  RomAsia Bank owns $65,000 of stock in Atlantic Central Bankers Bank.

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC Topic 740, Income Taxes. On January 1, 2007, the Company adopted the recent accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. The Company had no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2009 and 2008.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.

The Company and its’ subsidiaries file a consolidated federal income tax return.  Income taxes are allocated to the Company and its subsidiaries based on the contribution of their income or use of their loss in the consolidated return.  Separate state income tax returns are filed by the Company and its subsidiaries. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2006.

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

Other comprehensive income also includes changes in the minimum pension liability as accounted for under FASB ASC Topic 715, “Compensation-Retirement Benefits”.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

Interest Rate Risk

The Company is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to purchase securities and to make loans secured by real estate.  The potential for interest rate risk exists as a result of the generally shorter duration of interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets.  In a rising rate environment, liabilities will reprice faster than assets, thereby reducing net interest income.  For this reason, management regularly monitors the maturity structure of our assets and liabilities in order to measure the level of interest rate risk and to plan for future volatility.

Concentration of Risk

The Banks’ lending activities are chiefly concentrated in loans secured by real estate located in the State of New Jersey.  At December 31, 2009 and 2008, Roma Bank had deposits totaling $41.2 million and $72.9 million, which were held by the Federal Home Loan Bank of New York and other financial institutions, which are not insured by the FDIC.

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

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Bank’s have entered into commitments to extend credit, including commitments under lines and letters of credit.  Such financial instruments are recorded when they are funded.

Stock Compensation Plan

The Company adopted FASB ASC Topic 718 “Compensation-Stock Compensation”  upon approval of the Roma Financial Corp. Equity Incentive Plan on April 23, 2008, and accordingly, expenses the fair value of all options granted over their vesting periods and the fair value of all share-based compensation granted over the requisite service periods.

Treasury Stock

Common stock shares repurchased are recorded as treasury stock at cost.

Earnings per Common Share (“EPS”)

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, plus the net shares that would be issued related to dilutive stock options and restricted stock grants pursuant to the treasury stock method. Outstanding stock options and unvested stock awards for the years ended December 31, 2009 and 2008 were not considered in the calculation of diluted earnings per share because they were anti-dilutive. There were no outstanding stock options and unvested stock awards in the year ended December 31, 2007.

Treasury shares are not deemed outstanding for earnings per share calculations.

Reclassification

Certain amounts as of and for the years ended December 31, 2009 and 2008 have been reclassified to conform with the current year’s presentation.

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

This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the guidance for the quarter ended June 30, 2009.  The adoption of the guidance had no impact on the Company’s consolidated financial statements although additional disclosures were required and are included in Note 18.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is now codified as ASC 105. The guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. The guidance was effective for interim and annual periods ending after September 15, 2009.  The implementation of this guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.  This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.  The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  We do not expect the adoption of this standard to have a material impact on our financial position or results of operation.

In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).  The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Recent Accounting Pronouncements (Continued)

interest entity.  The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  We do not expect the adoption of this standard to have a material impact on our financial position or results of operation.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This update codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.”  This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The implementation of this standard did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification.  This update clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to:

●	A subsidiary or group of assets that is a business or nonprofit activity;
●	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and
●	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

This update also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses.

The amendments in this update expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include:

●	The valuation techniques used to measure the fair value of any retained investment;
●	The nature of any continuing involvement with the subsidiary or entity acquiring the group of assets; and
●
Whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction.

This update is effective beginning in the period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51 (now included in Subtopic 810-10).  If an entity has previously adopted Statement 160, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  The amendments in this update should be applied retrospectively to the first period that an entity adopts Statement 160.  The implementation of this standard did not have a material impact on our consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Recent Accounting Pronouncements (Continued)

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Codification Subtopic 820-10.  The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

●	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
●	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

●
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting  entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

●	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting period beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.   We do not expect the adoption of this standard to have a material impact on our financial position or results of operation.

Note 3 – Restrictions on Cash and Amounts Due From Banks

Roma Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2009 and 2008, these reserve balances amounted to $6.5 million and $4.0 million, respectively.

Note 4 – Stock Offering and Stock Repurchase Plans

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

Note 4 – Stock Offering and Stock Repurchase Plans

On August 1, 2008, the Company announced a second five percent stock repurchase plan, equivalent to 419,786 shares. The repurchase was completed on November 21, 2008 at a total cost of $6.1 million, or approximately $14.44 per share.

During the years ended December 31, 2009, 2008 and 2007. Roma Financial Corporation, MHC waived its right, upon non-objection from the Office of Thrift Supervision, to receive cash dividends of $7.2 million, $7.2 million, and $5.4 million, respectively, declared by the Company during the year.

Note 5 – Real Estate Owned Via Equity Investments

In 2008,  Roma Bank, together with two individuals, formed, 84 Hopewell, LLC (“LLC”). The LLC was formed to build a commercial office building which includes the Company’s Hopewell branch, corporate offices for the other 50% owner’s construction company and tenant space.  The Company invested approximately $360,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million.  The Company and the construction company both have signed lease commitments to the LLC.  With the adoption of guidance in regards to variable interest entities now codified in FASB ASC Topic 810, “Consolidation” the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements.  As of December 31, 2009, this variable interest entity met the requirements of ASC Topic 810 for consolidation based on the Bank being the primary financial beneficiary.  This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees.  As of December 31, 2009, the LLC had $4.0 million in fixed assets and a loan from Roma Bank for $3.5 million, which was eliminated in consolidation.  The LLC had accrued interest to the Bank of $11 thousand at December 31, 2009 and the Bank had paid $129 thousand in rent to the LLC for the space occupied by the bank branch.  Both of these amounts were eliminated in consolidation.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Securities Available for Sale

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)

Mortgage-backed securities	$8,091	$217	$-	$8,308

Obligations of state and political subdivisions:
One year through five years	1,053	7	-	1,060
After five years through ten years	8,504	41	149	8,396
	9,557	48	149	9,456

U.S. Government (including agencies):
After five years through ten years	8,500	3	196	8,307

Equity securities	1,383	4	-	1,387
Mutual fund shares	2,740	-	54	2,686
	$30,271	$272	$399	$30,144

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)

Mortgage-backed securities	$2,963	$93	$-	$3,056

Obligations of state and political subdivisions:
One year through five years	799	2	-	801
After five years through ten years	3,944	45	-	3,989
	4,743	47	-	4,790

U.S. Government (including agencies):
One year through five years	1,999	8	-	2,007
After five years through ten years	832	30	-	862
	2,831	38	-	2,869

Corporate bond	980	-	25	955
Equity securities	3,630	-	749	2,881
Mutual fund shares	2,607	-	158	2,449
	$17,754	$178	$932	$17,000

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Securities Available for Sale (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2009:
U.S. Government
(including agencies)	$5,351	$149	$-	$-	$5,351	$149
Obligations of state and
Political subdivisions	8,307	196	-	-	8,307	196
Mutual funds	-	-	2,686	54	2,686	54

	$13,658	$345	$2,686	$54	$16,344	$399

December 31, 2008:
Corporate bond	$955	$25	$-	$-	$955	$25
Equity securities	-	-	2,881	749	2,881	749
Mutual funds	-	-	2,449	158	2,449	158

	$955	$25	$5,330	$907	$6,285	$932

As of December 31, 2009, The Company’s available for sale portfolio consisted of 42 securities. There was one mutual fund in an unrealized loss position for more than twelve months compared to one mutual fund, one corporate bond, and one equity security in an unrealized loss position in the prior year.

Equity securities had gross unrealized losses of $-0- thousand and $749 thousand at December 31, 2009 and December 31, 2008, respectively. All equity securities are held with one issuer. In May 2009 the company in which our Company holds equity investment in a financial institution announced it had reached a definitive agreement to be acquired and merged into a publicly traded financial institution with an anticipated closing by December 2009. The severity of the unrealized loss is correlated to the decline of the stock market that started in the fall of 2007, primarily in the financial industry, and a result of the current economic recession. In December 2009 the definitive agreement to merge was terminated and management evaluated analysts’ near term earnings estimates and recent stock price decline in relation to the severity and duration of the unrealized loss. At December 31, 2009 the Company recorded an other –than- temporary impairment charge to earnings of $2.2 million related to its equity investment

The available for sale mutual funds are a CRA investment had unrealized loss of approximately $54 thousand and $158 thousand at December 31, 2009 and 2008, respectively. They have been in a loss position for the last two years with the greatest unrealized loss being approximately $184 thousand. Management does not believe the mutual fund securities available for sale are other-than-temporarily impaired due to reasons of credit quality. Accordingly, as of December 31, 2009, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

  Note 6 – Securities Available for Sale (Continued)

Available for sale securities with total amortized cost of $7.2 million were sold during 2009 and realized a  gain of $158 thousand. Available for sale securities with a total amortized cost of $5.0 million were sold during 2008 with a net realized loss of $26 thousand.  All the securities were purchased and sold by RomAsia Bank and held less than one year.

  Note 7 – Investment Securities Held to Maturity

	December 31, 2009
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
U.S. Government (including agencies):
After one year through five years	$15,996	$54	$-	$16,050
After five years through ten years	200,224	95	2,612	197,707
After ten years	76,207	-	1,285	74,922
	292,427	149	3,897	288,679
Corporate Bond:
After one year through five years	979	19	-	998

Obligations of state and political subdivisions:
After one year through five years	295	6	-	301
After five years through ten years	4,693	94	32	4,755
After ten years	6,955	39	54	6,940
	11,943	139	86	11,996
	$305,349	$307	$3,983	$301,673

	December 31, 2008
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
U.S. Government (including agencies):
Within one year	$-	$-	$-	$-
After one year through five years	3,997	4	-	4,001
After five years through ten years	18,997	78	-	19,075
After ten years	44,991	94	115	44,970
	67,985	176	115	68,046
Obligations of state and political subdivisions:
After one year through five years	1,550	72	-	1,622
After ten years	4,580	5	231	4,354
	6,130	77	231	5,976
	$74,115	$253	$346	$74,022

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Investment Securities Held to Maturity (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related investments held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2009:
U.S. Government (including agencies)	$243,639	$3,897	$-	$-	$243,639	$3,897

Obligations of state and political subdivisions	5,574	86	-	-	5,574	86

	$249,213	$3,983	$-	$-	$249,213	$3,983

December 31, 2008:
U.S. Government (including agencies)	$11,883	$115	$-	$-	$11,883	$115

Obligations of state and political subdivisions	1,706	96	2,378	135	4,084	231

	$13,589	$211	$2,378	$135	$15,967	$346

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

When OTTI, for debt securities, occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If any entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Investment Securities Held to Maturity (Continued)

comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

At December 31, 2009, the Company’s  held to maturity debt securities portfolio consisted of 177 securities, of which 113 were in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. No OTTI charges were recorded on held to maturity securities for the year  ended December 31, 2009. The company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

There were no sales of investment securities held to maturity during the years ended December 31, 2009, 2008, and 2007.

At December 31, 2009 and 2008, approximately $220.7 million and $61.0 million, respectively, of investment securities held to maturity were callable within one year.

See Note 13 for information as to investment securities held to maturity which are pledged for borrowings.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Mortgage-Backed Securities Held to Maturity

	December 31, 2009
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)

Government National Mortgage Association	$7,148	$149	$21	$7,276
Federal Home Loan Mortgage Corporation	123,244	5,190	721	127,713
Federal National Mortgage Association	107,294	5,299	23	112,570
Collateralized mortgage obligations	10,740	459	-	11,199

	$248,426	$11,097	$765	$258,758

	December 31, 2008
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)

Government National Mortgage Association	$8,888	$45	$118	$8,815
Federal Home Loan Mortgage Corporation	154,246	4,200	405	158,041
Federal National Mortgage Association	124,942	3,630	75	128,497
Collateralized mortgage obligations	13,802	205	36	13,971

	$301,878	$8,080	$634	$309,324

All of the Company’s mortgage-backed securities are residential. The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

December 31, 2009:
Government National Mortgage Association	$994	$20	$52	$1	$1,046	$21
Federal Home Loan Mortgage Corporation	5,230	224	1,549	497	6,779	721
Federal National Mortgage Association	-	-	1,131	23	1,131	23

	$6,224	$244	$2,732	$521	$8,956	$765

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Mortgage-Backed Securities Held to Maturity (Continued)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

December 31, 2008:
Government National Mortgage Association	$4,920	$112	$188	$6	$5,108	$118
Federal Home Loan Mortgage Corporation	13,068	286	7,022	119	20,090	405
Federal National Mortgage Association	2,479	24	3,757	51	6,236	75
Collateralized mortgage obligations	3,162	36	-	-	3,162	36

	$23,629	$458	$10,967	$176	$34,596	$634

Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment (OTTI). The unrealized losses on mortgage-backed securities relate primarily to fixed interest rates, and, to a lesser extent, adjustable interest rate securities. Such losses are the result of changes in interest rates and not credit concerns. The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities, therefore, no OTTI is required.

At December 31, 2009, there were 5 Government National Mortgage Association, 13 Federal Home Loan  Mortgage Corporation, 3 Federal National Mortgage Association, and no Collateralized mortgage obligations, in unrealized loss positions compared to 50, 34, 30 and 7, respectively, in unrealized loss positions as of December 31, 2008.

There were no sales of mortgage-backed securities held to maturity during the years ended December 31, 2009, 2008, and 2007.

At December 31, 2009 and 2008, mortgage-backed securities held to maturity with a carrying value of approximately $960,000 and $754,000, respectively, were pledged to secure public funds on deposit.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loans Receivable

	December 31,
	2009	2008
	(In Thousands)
Real estate mortgage loans:
Conventional 1-4 family	$251,937	$230,956
Commercial and multi-family	172,334	128,990

	424,271	359,946

Construction	26,162	28,899

Consumer:
Passbook or certificate	982	881
Automobile	42	62
Equity and second mortgages	133,199	133,855

	134,223	134,798

Commercial	12,302	5,762

Total Loans	596,958	529,405

Less:
Allowance for loan losses	5,243	2,223
Deferred loan fees and discounts	432	233
Loans in process	5,524	6,543

	11,199	8,999

Loans, net	$585,759	$520,406

At December 31, 2009 and 2008, loans serviced for the benefit of others totaled approximately $17,169,000 and $10,188,000, respectively, which balances are excluded from the above portfolio. Roma Bank has an agreement to sell residential mortgages to the FHLBNY and Freddie Mac.  The maximum to be sold under the agreement with FHLBNY is $25.0 million and approximately $16.6 million has been sold as of December 31, 2009.  The agreement includes a maximum credit enhancement of $177,500, which the Bank may be required to pay if realized losses on any of the sold mortgages exceed the amount held in the FHLB’s Spread Account.  The FHLB is funding the Spread Account at 3.55% of the outstanding balance of loans sold.  The Bank’s historical losses on residential mortgages have been lower than the amount being funded to the Spread Account.  As such, the Bank does not anticipate recognizing any losses and accordingly, has not recorded a liability for the credit enhancement.  As compensation for the credit enhancement, the FHLB is paying the Bank at rates of .07% to .10% of the outstanding loan balance in the portfolio on a quarterly basis.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loans Receivable (Continued)

Roma Bank retains the servicing on the loans sold to the FHLB and receives a fee based upon the principal balance outstanding.  During the years ended 2009 and 2008, the Bank recognized approximately $39,700 and $18,700, respectively, of servicing fee income.

At December 31, 2009, 2008 and 2007, nonaccrual loans for which the accrual of interest has been discontinued totaled approximately $14,790,000, $10,308,000, and $6,889,000, respectively.  Interest income on such loans is recognized only when actually collected.  During the years ended December 31, 2009, 2008 and 2007, the Bank recognized interest income of approximately $130,000, $167,000, and $370,000, respectively, on these loans.  Interest income that would have been recorded had the loans been on accrual status, would have amounted to approximately $893,000, $798,000, and $670,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The Bank is not committed to lend additional funds to borrowers whose loans have been placed on nonaccrual status.

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loans, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows

	December 31,
	2009	2008
	(In Thousands)

Recorded investment in impaired loans without specific allowance	$16,842	$7,865
Recorded investment in impaired loans with specific allowance	7,783	4,178
Related allowance for loan losses	(2,483)	(520)

	$22,142	$11,523

For the years ended December 31, 2009, 2008 and 2007, the average recorded investment in impaired loans totaled approximately $17,314,000, $9,144,000, and $3,042,000, respectively. Interest income of approximately $251,000, $448,000, and $63,000, respectively, all recorded on the cash basis, was recognized on impaired loans during the period of impairment.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Loans Receivable (Continued)

The following is an analysis of the allowance for loan losses:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)

Balance – beginning	$2,223	$1,602	$1,169
Provisions charged to operations	3,280	787	492
Recoveries	18	15	—
Losses charged to allowance	(278)	(181)	(59)

Balance - ending	$5,243	$2,223	$1,602

The Banks have  granted loans to officers and directors.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.  The aggregate amount of these loans at December 31, 2009 and 2008 was approximately $2,280,000 and $2,201,000 respectively. During the years ended December 31, 2009 and 2008, there were new loans totaling $219,000 and $0 to a related party and repayments totaled $140,000 and $136,000, respectively.

Note 10 – Premises and Equipment

	December 31,
	2009	2008
	(In Thousands)

Land held for future development	$1,054	$1,054

Construction in progress	220	90

Land	5,428	5,428

Buildings and improvements	35,299	34,597
Accumulated depreciation and amortization	(6,154)	(5,288)

	29,145	29,309

Furnishings and equipment	9,543	9,348
Accumulated depreciation	(6,261)	(5,258)

	3,282	4,090

	$39,129	$39,971

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Interest Receivable

	December 31,
	2009	2008
	(In Thousands)

Loans receivable	$2,793	$2,446
Investment securities held to maturity	2,241	1,122
Mortgage-backed securities held to maturity	1,191	1,395
Securities available for sale	221	60
Other interest-earning assets	22	36

	$6,468	$5,059

Note 12 – Deposits

	December 31,
	2009		2008
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars In Thousands)

Demand:
Non-interest bearing checking	$32,481	0.00%	$27,898	0.00%
Interest bearing checking	129,505	0.44%	99,788	0.54%

Total Demand	161,986	0.25%	127,686	0.42%

Savings and club	275,990	0.91%	204,031	1.21%

Certificates of deposit	577,779	2.47%	432,516	3.63%

	$1,015,755	1.71%	$764,233	2.44%

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Deposits (Continued)

Certificates of deposit with balances of more than $100,000 totaled approximately $186,582,000 and $119,577,000 at December 31, 2009 and 2008, respectively. At December 31, 2009, the scheduled maturities of certificates of deposit were:

Amounts
(In Thousands)

2010	$430,033
2011	109,143
2012	22,493
2013	5,259
2014	9,841
Thereafter	1,010

$577,779

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Demand	$618	$539	$515
Savings and club	3,005	2,049	1,691
Certificates of deposit	15,592	15,493	15,114

	$19,215	$18,081	$17,320

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Federal Home Loan Bank (“FHLBNY”) Advances and Securities Sold Under Agreements to Repurchase

At December 31, 2009 and 2008,  Roma Bank had an outstanding long-term FHLBNY advance totaling $1.8 million and $3.9 million, respectively.  The borrowing is at a fixed rate of 4.49% and requires monthly principal and interest payments of $186,385 with a final maturity of September 15, 2010.

At December 31, 2009 and 2008, the Bank also had an outstanding FHLBNY advance totaling $23.0 million. The borrowing is at a fixed rate of 3.90% for ten years, maturing in 2017, callable in October 2010. Interest is paid quarterly.

At December 31, 2008, the Bank had a short term FHLBNY advance totaling $20.0 million at a rate of .48% which was paid in  January 2009.

At December 31, 2009 and 2008 the advances were secured by pledges of the Bank’s investment in the capital stock of the FHLB totaling $2,980,000 and $3,479,000, respectively, and a specific pledge of investment securities held to maturity with a par value totaling $41 million and $54 million, respectively.

At December 31, 2009, the Bank also had available to it $100,000,000 under a revolving line of credit and an additional $100,000,000 under a Companion (DRA) Commitment, both expiring July 31, 2010 with the FHLBNY. Borrowings are at the lender’s cost of funds plus 0.25%.  There were no outstanding borrowings under the line of credit or DRA at December 31, 2009 and 2008.

Securities sold under agreement to repurchase are treated as a financing arrangement and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at December 31, 2009 and 2008. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015, callable in August 2010, at 3.22%; $20.0 million maturing in 2018 callable in August 2011 3.51%; and, $10.0 million maturing in 2018, callable in August 2013 at 3.955%. The agreement is collateralized by securities described in the underlying agreement which are held in safekeeping at the FHLBNY. At December 31, 2009, the fair value of the securities used as collateral under the agreement  was approximately $48.3 million.

Note 14 – Regulatory Capital Requirement

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

Note 14 – Regulatory Capital Requirement (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted total assets (as defined).

					To Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2009:
Total capital (to risk-weighted assets)
Roma Bank	$194,084	30.67%	≥ $50,625	≥8.00%	$63,281	≥10.00%	%
RomAsia Bank	12,381	25.98	≥ 3,812	≥8.00	4,765	≥10.00
Tier 1 capital (to risk-weighted assets)
Roma Bank	191,639	30.28	N/A	N/A	37,969	≥ 6.00
RomAsia Bank	12,073	25.34	N/A	N/A	2,859	≥ 6.00
Core (Tier 1) capital (to adjusted total assets)
Roma Bank	191,639	15.75	≥36,499	≥3.00	60,831	≥ 5.00
RomAsia Bank	12,073	13.34	≥ 2,714	≥3.00	4,524	≥ 5.00
Tangible capital (to adjusted total assets)
Roma Bank	191,639	15.75	≥18,249	≥1.50	N/A	N/A
RomAsia Bank	12,073	13.34	≥ 1,357	≥1.50	N/A	N/A

As of December 31, 2008:
Total capital (to risk-weighted assets)
Roma Bank	$187,080	32.78%	≥ $45,653	≥8.00%	$57,067	≥10.00%	%
RomAsia Bank	13,086	50.75	≥ 2,063	≥8.00	2,579	≥10.00
Tier 1 capital (to risk-weighted assets)
Roma Bank	185,154	32.45	N/A	N/A	34,240	≥ 6.00
RomAsia Bank	12,946	50.20	N/A	N/A	1,547	≥ 6.00
Core (Tier 1) capital (to adjusted total assets)
Roma Bank	185,154	18.25	≥30,432	≥3.00	50,720	≥ 5.00
RomAsia Bank	12,946	25.40	≥ 1,529	≥3.00	2,548	≥ 5.00
Tangible capital (to adjusted total assets)
Roma Bank	185,154	18.25	≥15,216	≥1.50	N/A	N/A
RomAsia Bank	12,946	25.40	≥ 765	≥1.50	N/A	N/A

As of November 10, 2009, the most recent notification from the Office of Thrift Supervision, Roma Bank, based on its actual capital amounts at June 30, 2009, was categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum total, risk-based, and Tier 1 leverage ratios of 10%, 6% and 5%, respectively.  There are no conditions existing or events which have occurred since notification that management believes have changed the Banks’ category.   As of July 20, 2009, the most recent notification from the Office of Thrift Supervision, RomAsia Bank, based on its actual capital amounts at June 30, 2009 was categorized

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 – Regulatory Capital Requirement (Continued)

as well capitalized under the regulatory framework for prompt corrective action.

Note 15 – Benefit Plans

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

	December 31,
	2009	2008
	(In Thousands)
Change in Projected Benefit Obligation
Benefit obligation – beginning	$9,878	$8,309
Adjustment for measurement date change	-	216
Service cost	387	328
Interest cost	588	536
Actuarial (gain) loss	(107)	883
Benefits paid	(315)	(368)
Settlements	(13)	(26)
Benefit obligation – ending	10,418	9,878

Change in Plan Assets
Fair value of assets – beginning	6,052	8,423
Actual (loss) gain on plan assets	1,040	(2,487)
Employer contributions	101	510
Benefits paid	(315)	(368)
Settlements	(13)	(26)
Fair value of assets – ending	6,865	6,052

Funded status	$(3,553)	$(3,826)

Change in Other Comprehensive Loss
Other comprehensive loss – beginning	$(4,771)	$(526)
Adjustment for measurement date change	-	4
Amortization of prior service cost	15	15
Amortization of gain/loss	356	-
Net gain (loss) during year	655	(4,264)

Other comprehensive loss – ending	$(3,745)	$(4,771)
Accumulated benefit obligation	$9,551	$8,606

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (Continued)

Pension Plan (Continued)

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Net periodic pension expense
Service cost	$387	$328	$340
Interest cost	588	535	488
Expected return on assets	(491)	(714)	(641)
Amortization of:
Unrecognized prior service liability	15	15	38
Unrecognized loss	355	—	42

Total pension expense	$854	$164	$267

The assumptions used to determine the benefit obligation are as follows for the years ended December 31:

	2009	2008
Discount rate	6.13%	6.13%
Salary increase rate	3.00%	4.00%

The assumptions used to determine net periodic pension cost are as follows for the years ended December 31:

	2009	2008

Discount rate	6.13%	6.62%
Long-term rate on return of plan assets	8.50%	8.50%
Salary increase rate	3.00%	4.00%
Market related value of assets	N/A	N/A
Amortization period	10.48%	10.14%

At December 31, 2009 and 2008, the Company had an accrued pension liability of $3,553,621 and $3,826,159, respectively.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (Continued)

Pension Plan (Continued)

The fair value of the Corporation’s pension plan assets at December 31, 2009, by asset category are as follows:

	Fair Value Measurements at December 31, 2009
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(Dollars in Thousands)
Mutual funds - equity
Large-cap value	$451	$451	$-	$-
Small-cap core	532	532	-	-

Common/collective trusts-equity
Large-cap core	506	-	506	-
Large-cap value	252	-	252	-
Large-cap growth	742	-	742	-
International core	720	-	720	-

Common/collective trusts-fixed income	3,641	-	3,641	-

Total	$6,844	$983	$5,861	$-

The Bank’s pension plan weighted-average asset allocations, by asset category, are as follows:

	December 31,
	2009	2008

Equity securities	47%	59%
Debt securities (Bond Mutual Funds)	53	41

	100%	100%

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (Continued)

Pension Plan (Continued)

The Bank expects to contribute a minimum $468,000 to its pension plan in 2010.

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ended December 31 as follows (in thousands):

2010	$ 588
2011	595
2012	616
2013	637
2014	673
2015-2019	3,738

Savings and Investment Plan (“SIP”)

The Banks’ sponsors a SIP pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees.  Employees may elect to save a percentage of their compensation up to statutory limits which the Banks will match 50% of the first 6% of the employee’s contribution.  The SIP expense amounted to approximately $181,000, $170,000, and $140,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

Officers’ Supplemental Executive Retirement Agreements

Roma Bank has an unfunded, non-qualified supplemental pension plan to provide supplemental pension benefits to certain senior officers of the Bank. The plan provides benefits at normal established retirement ages for the covered officers at an amount established when the plan was created in equal monthly installments per year for ten years. At December 31, 2009 and 2008 the Bank had accrued approximately $1,311,000 and $1,215,000, respectively. Expense recorded for the plan totaled approximately $96,000, $68,000 and $251,000, respectively, for the years ended December 31, 2009, 2008 and 2007.  During the years ended December 31, 2009, 2008 and 2007 no payments were made to the beneficiaries.

Phantom Stock Appreciation Rights Plan

Roma Bank implemented a phantom stock plan, effective November 1, 2002, to reward key management and the Board of Directors for achieving strategic goals of the Bank.  Under the plan, the future value of units awarded to plan participants will be based upon the accumulation of future retained earnings of the Bank. The units vest equally over a ten year period and are non-forfeitable after participants have completed ten years of service with the Bank at a rate of 10% per year or age 65, whichever is earlier. At December 31, 2009 and 2008 the Bank had accrued approximately $965,000 and $1,271,000, respectively. Expense recorded for the plan totaled approximately $279,000 and $132,000, respectively, for the years ended December 31, 2008 and 2007.  For the year ended December 31, 2009, the Bank had a credit to expense of approximately $118,000 to adjust the original projected earnings of the plan.  During the years ended December 31, 2009, 2008 and 2007 $188,000, $-0-, and $-0- payments were made to the beneficiaries and to individuals who terminated their employment.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (Continued)

Employee Stock Ownership Plan

Effective upon completion of the Company’s initial public offering in July 2006, Roma Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees who complete a twelve-month period of employment with the Bank, have attained the age of 21 and complete at least 1,000 hours of service in a plan year. The ESOP used $8,117,500 in proceeds from a term loan obtained from the Company to purchase 811,750 shares of Company common stock. The term loan principal is payable over 60 quarterly installments through June 30, 2021. The interest rate on the term loan is 8.25%. Each year, the Bank intends to make discretionary contributions to the ESOP, which will be equal to principal and interest payments required on the term loan. The loan may be further repaid with dividends paid, if any, on the unallocated Company common stock owned by the ESOP.

Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants. Contributions to the ESOP and shares released from the suspense account are to be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.

The ESOP is accounted for in accordance with FASB ASC Topic 718, “Stock Compensation -Employee Stock Ownership Plans,” which was issued by the American Institute of Certified Public Accountants. Accordingly, ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a quarterly basis, 13,529 shares are committed to be released.  Compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense for the years ended December 31, 2009, 2008 and 2007 was approximately $670,000, $796,000, $877,000, respectively. The status of Company shares in the ESOP at December 31, 2009 and 2008 is as follows:

	2009	2008
Allocated shares	135,290	81,174
Shares committed to be released	54,116	54,116
Unearned shares	622,344	676,460

Total ESOP Shares	811,750	811,750

Fair value of unearned shares	$7,692,172	$8,516,631

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (Continued)

Equity Incentive Plan

At the Annual Meeting held on April 23, 2008, stockholders of the Company approved the Roma Financial Corporation  2008 Equity Incentive Plan of Roma Bank. On June 25, 2008, directors, senior officers and certain employees of the Company were granted an aggregate of 820,000 stock options and awarded 222,000 shares of restricted stock.

The 2008 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. The Company has reserved 1,292,909 shares of common stock for issuance upon the exercise of options granted under the 2008 Plan and 517,164 shares for grants of restricted stock.  The Plan will terminate ten years from the grant date.  Options will be granted with an exercise price not less than the fair market value of a share of Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2008 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At December 31, 2009, there were 472,909 shares available for option grants under the 2008 Plan and 295,164 shares available for grants of restricted stock.

The Company accounts for stock based compensation under FASB ASC Topic 718, “Compensation-Stock Compensation.”  ASC Topic 718 covers  a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC Topic 718 requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

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

Stock options vest over a five year service period and are exercisable within ten years. Compensation expense for all option grants is recognized over the awardee’s respective requisite service period.  The fair values of all option grants for the year ended December 31, 2008 were estimated using the Black Scholes option-pricing model using the following assumptions:

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (Continued)

Equity Incentive Plan (Continued)

Expected life	6.5 years
Risk-free rate	3.81%
Volatility	27.66%
Dividend yield	2.34%
Fair Value	$3.64

The ESOP is accounted for in accordance with FASB ASC Topic 718, “Stock Compensation -Employee Stock Ownership Plans,” which was issued by the American Institute of Certified Public Accountants. Accordingly, ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a quarterly basis, 13,529 shares are committed to be released.  Compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense for the years ended December 31, 2009, 2008 and 2007 was approximately $670,000, $796,000, $877,000, respectively. The status of Company shares in the ESOP at December 31, 2009 and 2008 is as follows:

	2009	2008
Allocated shares	135,290	81,174
Shares committed to be released	54,116	54,116
Unearned shares	622,344	676,460

Total ESOP Shares	811,750	811,750

Fair value of unearned shares	$7,692,172	$8,516,631

The following is a summary of the status of the Company’s stock option activity and related information for  the years ended December 31, 2009 and 2008:

	Number of Stock Options	Weighted Avg. Exercise Price	Aggregate Intrinsic Value

Balance at January 1, 2008	-	$ -	$ -

Granted	820,000	13.67

Balance at December 31, 2008 and 2009	820,000	$ 13.67	$ -

Exercisable at December 31, 2009	164,000	$ 13.67	$ -

On December 31, 2009 and 2008, recipients of the stock options under the 2008 Equity Incentive Plan were entitled to 20% and 0.00% of the options awarded, or 164,000 and -0- shares. The weighted average remaining contractual life of outstanding stock options at December 31, 2009 was 8.5 years.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (Continued)

Equity Incentive Plan (Continued)

At December 31, 2009 and 2008 all exercisable and non-vested stock options had an exercise price of $13.67.

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

The following is a summary of the status of the Company’s restricted shares for the years ended December 31, 2009 and 2008:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at January 1, 2008	-	$-

Granted	222,000	13.67
Forfeited	-	-
Vested	-	-
Non-vested restricted shares at December 31, 2008	222,000	$13.67

Granted	-	-
Forfeited	-	-
Vested	(44,400)	13.67
Non-vested restricted shares at December 31, 2009	177,600	$13.67

Stock option and stock award expenses included within compensation expense were $1,204,000 and $626,000, respectively, for the years ended  December  31,  2009 and 2008,   with  a  related  tax  benefits  of  $481,000 and $250,000, respectively.  Approximately $4.2 million of unrecognized cost related to unvested stock options and restricted shares, which will be recognized over a period of approximately 3.5 years.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Benefit Plans (Continued)

Stock Warrants (Continued)

The warrants will become exercisable in three equal installments on the first, second and third anniversaries after their respective dates of issuance. Warrants will be convertible into one share of Common Stock and will be transferable only in compliance with the Securities Act  of 1933, as amended,and applicable state securities laws.  RomAsia may redeem the Warrants at a price of $1.00 per Warrant at any time after January 1, 2012 upon 60 days prior written notice to the holders thereof.

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

The Warrant expense for minority shareholders, (10.45% ownership), in both 2009 and 2008 was $15.7 thousand and $8.3 thousand, respectively, and related deferred taxes were recorded at $7.4 thousand, and $3.9 thousand, respectively. The warrant expense for the majority shareholder, Roma Financial Corporation, was eliminated in consolidation.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Income Taxes

The Banks qualify as thrift institutions under the provisions of the Internal Revenue Code and, therefore, must calculate tax bad debt deductions using either the experience or specific charge off method. If such amounts are used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income taxes at the then current rate.

The components of income taxes are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Current tax expense:
Federal income	$2,891	$2,182	$3,293
State income	505	633	652
	3,396	2,815	3,945
Deferred tax expense (benefit):
Federal income	(2,151)	(879)	211
State income	(561)	(255)	(124)
	(2,712)	(1,134)	87
Valuation allowance	351	509	102

	$1,035	$2,190	$4,134

The following table presents a reconciliation between reported income taxes and the income taxes which would be computed by applying the federal income tax rate of 34% to income before income taxes:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Federal income tax	$1,238	$2,277	$3,929
Increases (reductions) in taxes resulting from:
New Jersey income taxes, net of federal income tax effect	194	297	348
Tax exempt interest on obligations of state and political subdivisions	(153)	(177)	(172)
Bank owned life insurance	(491)	(233)	(210)
Surtax exemption	(100)	(100)	(100)
Other items, net	(4)	(383)	237
	684	1,681	4,032
Valuation allowance	351	509	102

Total income tax expense	$1,035	$2,190	$4,134
Effective income tax rate	28.40%	32.7%	36.8%

Roma Financial Corporation and Subsidiaries Notes to Consolidated Financial Statements Note 16 – Income Taxes (Continued)

The effective income tax rate represents total income tax expense divided by income before income taxes.  Under New Jersey tax law, the Investment Co. is subject to a 3.6% state income tax rate as compared to the 9.0% tax rate to which the Company and Banks are subject.  The presence of the Investment Co. during the years ended December 31, 2009 and 2008, resulted in income tax savings of approximately $571,000 and $425,000, respectively, and reduced the consolidated effective income tax rate by 4.8% in each year.

The Company established a valuation allowance for the state income taxes for the benefit to be derived from the utilization of the state net operating loss carry forward for prior years for Roma Bank and for a contribution carry forward for Roma Financial Corporation.

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(In Thousands)

Stock based compensation	$732	$273
Deferred loan fees	25	17
Allowance for loan losses and other reserves	2,250	896
Uncollected interest and late fees	539	261
Retirement benefits	979	1,069
Accumulated other comprehensive income-pension liability	1,503	1,908
Charitable contributions	233	462
ESOP	334	253
Unrealized loss on securities available for sale	56	196
Impairment loss on equity security	966	-
State net operating loss carry forward	660	509
Other items	436	643
	8,713	6,487
Valuation allowance	(1,063)	(712)
Total Deferred Tax Assets	7,650	5,775

Goodwill and other items	(78)	(61)
Pension expense	(100)	(341)
Depreciation	(1,599)	(1,386)
Capitalized interest	(181)	(184)
Other items	(96)	(23)
Total Deferred Tax Liabilities	(2,054)	(1,995)

Net Deferred Tax Assets	$5,596	$3,780

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Income Taxes (Continued)

Roma Bank has approximately $8.1 million of carry forward losses for the State of New Jersey expiring as follows: $.7 million in 2013; $1.7 million in 2014; and $5.7 million in 2015. A valuation allowance of $1.1 million has been established for these amounts. General Abstract has a $73 thousand carry forward loss with the State of New Jersey for which no valuation allowance has been established. RomAsia Bank has a $2.4 million carry forward loss with the State of New Jersey expiring in 2015 for which no valuation allowance has been established.

Note 17 – Commitments and Contingencies

The Banks are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk  in excess of the amount  recognized in the statement of financial condition.  The contract or  notional amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments. At December 31, 2009 and 2008, Roma Bank had stand- by letters of credit of $8.9 million and $9.9 million, respectively.

The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual notional amount of those instruments.  The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Commitments and Contingencies (Continued)

The Banks had loan origination commitments outstanding as follows:

	December 31,
	2009		2008
	Rate Range	Amount	Rate Range	Amount
	(Dollars In Thousands)
Mortgage loans	3.99% to 5.375%	$ 4,722	5.500% to 5.815%	$ 967

Equity loans:	4.99% to 6.240%	1,903	4.990% to 6.25%	395

		$6,625		$1,362

At December 31, 2009 and 2008, undisbursed funds from approved home equity lines of credit of approximately $40,691,000 and $39,260,000, respectively.  The applicable interest rates on funds disbursed under these lines is prime plus 1.50%, to prime less .50%.  In addition, the Banks had commercial letters and lines of credit of approximately $31,310,000 at December 31, 2009.

At December 31, 2009 and 2008, undisbursed funds from approved commercial lines and letters of credit, both secured and unsecured, amounted to approximately $31,310,000 and $34,400,000, respectively.  The interest rates charged  on  funds  disbursed  under  these commitments  range  from prime,  to prime plus 4.25%.  Unless they are specifically cancelled by notice from the Banks, these funds represent firm commitments available to the respective borrowers on demand.

Roma Bank has non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2009: (In thousands)

Year Ended December 31:

2010	$440
2011	442
2012	447
2013	463
2014	472
Thereafter	6,008
Total Minimum Payments Required	$8,272

Included in the total required minimum lease payments is $1,856,000 of payments to the “LLC” a variable interest entity in which the Company hold a 50% ownership interest.   These payments are eliminated in the  consolidated financial statements.

The Company and its subsidiaries, from time to time, may be party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material effect on the consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Fair Value Measurements and Disclosures

The Company adopted the guidance on fair value measurements now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, on January 1, 2008.  Under ASC Topic 820, fair value measurements are not adjusted for transaction costs.  ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The fair value measurement guidance establishes a hierarchy that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under are described below.

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

For financial assets, measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used December 31, 2009 were as follows:

Impaired loans are those loans that the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Real estate owned assets are adjusted to fair value less estimated selling costs upon transfer of the loans to real estate owned.  Subsequently, real estate owned assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  These assets are included as level 3 fair values.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Fair Value Measurements and Disclosures  (Continued)

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2009
	(In Thousands)
Securities available for sale	$ -	$30,144	$ -	$30,144

For financial assets, measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2008
(In Thousands)

Securities available for sale	$ -	$17,000	$ -	$17,000

For  assets, measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2009
	(In Thousands)

Impaired loans	$ -	$ -	$5,300	$5,300

Real estate owned	$ -	$ -	$1,928	$1,928

The effective date of the new fair value guidance was delayed for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As such, the Company began to account and report for non-financial assets and liabilities in 2009.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Fair Value Measurements and Disclosures  (Continued)

For financial assets, measured at fair value on a nonrecurring basis, the fair value measurements by level  within the fair value hierarchy used at December 31, 2008 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2008
	(In Thousands)

Impaired loans	$ -	$ -	$ 3,658	$3,658

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Company’s Statement of Financial Condition. The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2009 and December 31, 2008.

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

Note 18 – Fair Value Measurements and Disclosures  (Continued)

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans, carried at fair value, are those loans in which the Company has measured impairment generally based on the fair value of the loans’ collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at December 31, 2009 consists of the loan balances of $7.8 million, net of a valuation allowance of $2.5 million. The fair value at December 31, 2008 consists of the loan balances of $4.2 million, net of a valuation allowance of $520 thousand.

Federal Home Loan Bank Stock and ACBB Stock (Carried at Cost)

The carrying amount of this restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amounts of accrued interest receivable and accrued interest payable approximate their fair value.

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

Federal Home Loan Bank of New York Advances and Securities Sold Under Agreements to Repurchase (Carried at Cost)

Fair values of FHLB advances and securities sold under agreements to repurchase are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity.  The prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Fair Value Measurements and Disclosures  (Continued)

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of December 31, 2009 and December 31, 2008.

The carrying amounts and estimated fair values of financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$50,895	$50,895	$80,419	$80,419
Securities available for sale	30,144	30,144	17,000	17,000
Investment securities held to maturity	305,349	301,673	74,115	74,022
Mortgage-backed securities held to maturity	248,426	258,758	301,878	309,324
Loans receivable	585,759	594,853	520,406	528,016
Federal Home Loan Bank of New York and ACBB Stock	3,045	3,045	3,479	3,479
Interest receivable	6,468	6,468	5,059	5,059

Financial liabilities:
Deposits	1,015,755	1,032,497	764,233	763,839
Federal Home Loan Bank of New York Advances	24,826	27,097	46,929	50,929
Securities sold under agreements to repurchase	40,000	42,737	40,000	45,309
Accrued interest payable	1,226	1,226	1,605	1,605

Limitations

The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments.  Fair value estimates are based on judgments regarding future

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Fair Value Measurements and Disclosures  (Continued)

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

Note 19 – Comprehensive Income

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	Year Ended December 31,
	2009	2008
	(In Thousands)
Net unrealized (loss) on securities available for sale	$(127)	$(754)
Tax effect	56	196
Net of tax amount	(71)	(558)

Minimum pension liability	(3,745)	(4,771)
Tax effect	1,503	1,908
Net of tax amount	(2,242)	(2,863)

Accumulated other comprehensive loss	$(2,313)	$(3,421)

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Comprehensive Income (Continued)

The components of other comprehensive income (loss) and their related tax effects are presented in the following table:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Unrealized holding gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the year	$(1,461)	$(599)	$77
Reclassification adjustment for
Realized gains on sales	(158)	-	-
Impairment loss	2,246	-	-
Net unrealized gains (losses) on securities available for sale	627	(599)	77
Defined benefit pension plan:
Pension losses	655	(4,264)	748
Prior service cost	15	(15)	43
Amortization of gain/loss	356	-	-
Adjustment for measurement date change	-	4	-
Net change in defined benefit pension plan liability	1,026	(4,275)	791
Other comprehensive income before taxes	1,653	(4,874)	868
Tax effect	545	1,867	(372)

Other comprehensive income (loss)	$1,108	$(3,007)	$496

Note 20 – Related Party Transactions

The Defined Benefit Plan, ESOP and 401K Plans are administered by Pentegra Retirement Services. During 2009 the President and CEO of Pentegra was elected to the Board of directors of Roma Financial Corporation. For the year ended December 31, 2009, Roma Bank paid Pentegra $93,562 to administer the three plans.

Note 21 – Parent Only Financial Information

The consolidated earnings of subsidiaries are recognized by the Company using the equity method of accounting.  Accordingly, the consolidated earnings of subsidiaries are recorded as an increase in the Company’s investment in subsidiaries.  The following are the condensed financial statements for the Company (Parent Company only) as December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Parent Only Financial Information (Continued)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	2008
	(In Thousands)
Assets
Cash and amounts due from depository institutions	$1,126	$2,651
Investment in subsidiaries	202,483	196,531
Securities available for sale	1,436	2,813
ESOP loan receivable	7,000	7,353
Premises and equipment	3,319	3,364
Other assets	1,232	747

	$216,596	$213,459
Liabilities and Stockholders’ Equity

Other Liabilities	$765	$813
Noncontrolling interest in RomAsia	1,256	1,273
Stockholders’ equity	214,575	211,373
	$216,596	$213,459

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
		(In Thousands)
Interest income	$604	$1,150	$2,346
Equity in earnings of the subsidiaries	3,674	4,105	5,948
	4,278	5,255	8,294
Impairment loss on available for sale security	2,246	-	-
Other expenses	20	313	350
Income before income tax	2,012	4,942	7,944
Income taxes (benefit) expense	(587)	450	851
Net income before noncontrolling interest	2,599	4,492	7,093
Loss attributable to non-controlling interest in RomAsia	16	176	123

Net Income	$2,615	$4,668	$7,216

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
		(In Thousands)
Cash Flows from Operating Activities
Net income	$2,615	$4,668	$7,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45	36	-
Equity in undistributed earnings of the subsidiaries	(3,826)	(4,899)	(6,427)
Impairment loss on available for sale security	2,246	-	-
(Increase) decrease in other assets	(485)	502	(7)
Net change in minority interest	(16)	794	479
Increase in other liabilities	(48)	214	(38)
Net Cash Provided by Operating Activities	531	1,312	1,223

Cash Flows Provided by Investing Activities
Repayment of loan to ESOP	353	324	299
Purchase of
Held to maturity securities	-	-	(6,000)
Mortgage backed securities held to maturity	-	-	(1,708)
Sale, call or repayment of:
Held to maturity securities	-	10,999	-
Mortgage backed securities held to maturity	-	1,708	-
Additions to premises and equipment	-	(3,045)	(355)

Net Cash Provided by (used in) Investing Activities	353	9,986	(7,764)

Cash Flows Provided by Financing Activities
Distribution from subsidiary	-	-	12,000
Contributions to subsidiary	-	(12,529)	(255)
Purchase of treasury stock	-	(7,143)	(22,792)
Dividends paid, declared to minority shareholders	(2,409)	(2,444)	(1,620)
Net cash Used in Financing Activities	(2,409)	(22,116)	(12,667)

Net Decrease in Cash and Cash Equivalents	(1,525)	(10,815)	(19,208)

Cash and Cash Equivalents - Beginning	2,651	13,466	32,674
Cash and Cash Equivalents - Ending	$1,126	$2,651	$13,466

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 22 – Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share data)

Interest income	$12,559	$13,284	$14,374	$14,596
Interest expense	5,298	5,530	5,639	5,216

Net Interest Income	7,261	7,754	8,735	9,380

Provision for loan losses	367	385	1,257	1,271

Net Interest Income after Provision for Loan Losses	6,894	7,369	7,478	8,109

Non-interest income (loss)	1,097	1,286	1,299	(878)
Non-interest expenses	6,724	7,902	7,157	7,229

Income before Income Taxes	1,267	753	1,620	2

Income taxes (Benefit)	383	207	524	(79)

Net Income before noncontrolling interest	884	546	1,096	81

Gain ( loss) attributable to noncontrolling interest	11	2	(11)	6

Net Income Attributable to Roma Financial Corporation	$895	$548	$1,085	$87

Net Income Attributable to Roma Financial Corporation per Common Share
Basic and Diluted	$.03	$.02	$.04	$.00
Dividends declared, per share	$.08	$.08	$.08	$.08

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	30,636	30,652	30,708	30,721

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 22 – Quarterly Financial Data (Unaudited) (Continued)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share data)

Interest income	$11,583	$11,647	$11,996	$12,869
Interest expense	4,895	4,750	4,835	5,240

Net Interest Income	6,688	6,897	7,161	7,629

Provision for loan losses	147	213	160	267

Net Interest Income after Provision for Loan Losses	6,541	6,684	7,001	7,362

Non-interest income	981	1,089	1,153	1,006
Non-interest expenses	5,697	6,197	6,379	6,847

Income before Income Taxes	1,825	1,576	1,775	1,521

Income taxes	610	501	765	314

Net Income after taxes	1,215	1,075	1,010	1,207

(Gain) loss attributable to noncontrolling interest	51	90	(21)	41

Net Income Attributable to Roma Financial Corporation	$1,266	$1,165	$989	$1,248

Net income attributable to Roma Financial Corporation per common share
Basic and diluted	$.04	$.04	$.03	$.02
Dividends declared per share	$.08	$.08	$.08	$.08

Weighted average number of common shares outstanding
Basic and diluted	30,644	30,596	30,609	30,486

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized a of March 3, 2010.

ROMA FINANCIAL CORPORATION
/s/ Peter A. Inverso
	By:	Peter A. Inverso President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below on March 3, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Peter A. Inverso		/s/ Maurice T. Perilli
Peter A. Inverso President and Chief Executive Officer (Principal Executive Officer)		Maurice T. Perilli Chairman of the Board and Executive Vice President

/s/ Simon H. Belli		/s/ Alfred DeBlasio
Simon H. Belli Director		Alfred DeBlasio Director

/s/ Louis A. Natale		/s/ Robert C. Albanese
Louis A. Natale Director		Robert C. Albanese Director

/s/ Robert H. Rosen		/s/ Michele N. Siekerka
Robert H. Rosen Director		Michele N. Siekerka Director

/s/ Sharon L. Lamont
Sharon L. Lamont Chief Financial Officer (Principal Financial and Accounting Officer)