Form 10-Q
period 2010-03-31
ROMA FINANCIAL CORP
filed 2010-04-23
CIK 1355823

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, April 20, 2010:

$0.10 par value common stock - 30,875,653 shares outstanding

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition	2
	at March 31, 2010 and December 31, 2009 (Unaudited)

	Consolidated Statements of Income for the Three Months Ended	3
	March 31, 2010 and 2009 (Unaudited)

	Consolidated Statements of Changes in Stockholders’ Equity for the Three	4
	Months Ended March 31, 2010 and 2009 (Unaudited)

	Consolidated Statements of Cash Flows for the Three Months	5
	Ended March 31, 2010 and 2009 (Unaudited)

	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of	29
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	35

Item 4:	Controls and Procedures	36

PART II - OTHER INFORMATION		36

      Item 1:      Legal Proceedings

      Item 1A:   Risk Factors

      Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds

      Item 3:      Defaults Upon Senior Securities

      Item 4:      (Reserved)

      Item 5:      Other Information

      Item 6:      Exhibits

SIGNATURES		38

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands, except for share data)
ASSETS
Cash and amounts due from depository institutions	$7,345	$9,658
Interest-bearing deposits in other banks	75,441	25,647
Money market funds	18,774	15,590
Cash and Cash Equivalents	101,560	50,895

Investment securities available for sale (“AFS”) at fair value	31,997	30,144
Investment securities held to maturity (“HTM”) at amortized cost (fair value of $ 286,701 and $301,673, respectively)	287,354	305,349
Mortgage-backed securities held to maturity at amortized cost (fair value of $ 277,112 and $258,758, respectively)	267,205	248,426
Loans receivable, net of allowance for loan losses $6,506 and $5,243, respectively	589,170	585,759
Real estate owned	2,439	1,928
Real estate owned via equity investment	4,034	4,053
Premises and equipment, net	39,225	39,129
Federal Home Loan Bank of New York and ACBB stock	3,491	3,045
Accrued interest receivable	7,771	6,468
Bank owned life insurance	24,699	24,299
Other assets	11,398	12,506
Total Assets	$1,370,343	$1,312,001

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

Deposits:
Non-interest bearing	$34,632	$32,481
Interest bearing	1,017,024	983,274
Total deposits	1,051,656	1,015,755
Federal Home Loan Bank of New York advances	31,285	24,826
Securities sold under agreements to repurchase	40,000	40,000
Securities purchased and not settled	16,654	-
Advance payments by borrowers for taxes and insurance	2,720	2,663
Accrued interest payable and other liabilities	10,497	12,537
Total Liabilities	1,152,812	1,095,781

Stockholders’ Equity
Common stock, $0.10 par value, 45,000,000 shares authorized, 32,731,875 shares issued;
and 30,906,653 and 30,932,653 shares outstanding, respectively	3,274	3,274
Paid-in capital	99,257	98,921
Retained earnings	151,126	150,131
Unearned shares held by Employee Stock Ownership Plan	(6,089)	(6,224)
Treasury stock, 1,825,222 and 1,799,222, respectively outstanding	(29,542)	(29,214)
Accumulated other comprehensive (loss)	(2,168)	(2,313)
Total Roma Financial Corporation stockholders’ equity	215,858	214,575
Noncontrolling interest	1,673	1,645
Total Stockholders’ Equity	217,531	216,220
Total Liabilities and Stockholders’ Equity	$1,370,343	$1,312,001
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except for share and per share data)
INTEREST INCOME
Loans	$8,225	$7,312
Mortgage-backed securities held to maturity	3,145	3,893
Investment securities held to maturity	3,266	861
Securities available for sale	146	155
Other interest-earning assets	95	338

Total Interest Income	14,877	12,559

INTEREST EXPENSE
Deposits	4,201	4,653
Borrowings	600	645

Total Interest Expense	4,801	5,298

Net Interest Income	10,076	7,261

PROVISION FOR LOAN LOSSES	1,272	367

Net Interest Income after Provision for Loan Losses	8,804	6,894
NON-INTEREST INCOME
Non-Interest Income
Commissions on sales of title policies	211	242
Fees and service charges on deposits and loans	407	359
Income from bank owned life insurance	277	283
Net gain from sale of mortgage loans originated for sale	55	29
Net gain for sale of available for sale securities	23	-
Other	280	184

Total Non-Interest Income	1,253	1,097
NON-INTEREST EXPENSE
Salaries and employee benefits	4,382	4,042
Net occupancy expense of premises	708	760
Equipment	658	644
Data processing fees	417	388
Advertising	134	172
Federal deposit insurance premiums	301	29
Other	1,058	689

Total Non-Interest Expense	7,658	6,724

Income Before Income Taxes	2,399	1,267

INCOME TAXES	773	383

Net income	1,626	884

Plus: net (gain) loss attributable to the noncontrolling interest	(28)	11

Net Income attributable to Roma Financial Corporation	$1,598	$895

Net income attributable to Roma Financial Corporation per common share
Basic and Diluted	$.05	$.03
Dividends Declared Per Share	$.08	$.08

Weighted Average Number of Common Shares Outstanding

Basic and Diluted	30,733,344	30,636,239

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

					Unearned
					Shares	Accumulated
					Held	Other
	Common Stock		Paid-In	Retained	By	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Capital	Earnings	ESOP	(Loss)	Stock	Interest	Total
Balance December 31, 2008	30,888	$3,274	$98,294	$149,926	$(6,765)	$(3,421)	$(29,935)	$1,643	$213,016
Comprehensive income:
Net income for the three months
ended March 31, 2009	-	-	-	895	-	-	-	(11)	884
Other comprehensive income
net of taxes:
Unrealized loss on available for sale
securities net of income taxes of $81	-	-	-	-	-	114	-	-	114
Total comprehensive income									$998
Dividends declared and paid	-	-	-	(600)	-	-	-	-	(600)
Stock-based compensation	-	-	300	-	-	-	-	-	300
ESOP shares earned	-	-	21	-	136	-	-	-	157
Balance March 31, 2009	30,888	$3,274	$98,615	$150,221	$(6,629)	$(3,307)	$(29,935)	$1,632	$213,871

Balance December 31, 2009	30,933	$3,274	$98,921	$150,131	$(6,224)	$(2,313)	$(29,214)	$1,645	$216,220
Comprehensive income:
Net income for the three months
ended March 31, 2010	-	-	-	1,598	-	-	-	28	1,626
Other comprehensive income net of taxes:
Unrealized loss on available for sale securities net of income taxes of $106	-	-	-	-	-	145	-	-	145
Total comprehensive income	-	-	-	-	-	-	-	-	$1,771
Dividends declared and paid	-	-	-	(603)	-	-	-	-	(603)
Purchase of treasury shares	(26)	-	-	-	-	-	(328)	-	(328)
Stock-based compensation	-	-	309	-	-	-	-	-	309
ESOP shares earned	-	-	27	-	135	-	-	-	162
Balance March 31, 2010	30,907	$3,274	$99,257	$151,126	$(6,089)	$(2,168)	$(29,542)	$1,673	$217,531

See notes to consolidated financial statements

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash Flows from Operating Activities
Net income	$1,626	$884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	501	490
Stock-based compensation	309	300
Amortization of premiums and accretion of discounts on securities	(71)	(60)
Accretion of deferred loan fees and discounts	(67)	(11)
Gain on sale of securities available for sale	(23)	-
Net gain on sale of mortgage loans originated for sale	(55)	(29)
Mortgage loans originated for sale	(3,773)	(2,885)
Proceeds from sales of mortgage loans originated for sale	3,828	2,913
Provision for loan losses	1,272	367
ESOP shares earned	162	157
(Increase) decrease in accrued interest receivable	(1,303)	189
Increase in cash surrender value of bank owned life insurance	(231)	(240)
Decrease in other assets	999	12
Decrease in accrued interest payable	(231)	(51)
Increase (decrease) in other liabilities	(1,809)	1,295

Net Cash Provided by Operating Activities	1,134	3,331
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	5,114	1,297
Proceeds from sale of securities available for sale	520	-
Purchases of securities available for sale	(6,219)	(13,250)
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	46,000	30,000
Purchases of investment securities held to maturity	(21,975)	(51,982)
Principal repayments on mortgage-backed securities held to maturity	18,006	17,196
Purchases of mortgage-backed securities held to maturity	(27,081)	-
Net increase in loans receivable	(5,127)	(8,446)
Purchase of bank owned life insurance	(169)	-
Additions to premises and equipment and real estate owned via equity investment	(578)	(460)
(Purchases) redemption of Federal Home Loan Bank of New York and ACBB stock	(446)	873

Net Cash Provided by (used in) Provided by Investing Activities	8,045	(24,772)
Cash Flows from Financing Activities
Net increase in deposits	35,901	82,553
Increase in advance payments by borrowers for taxes and insurance	57	131
Dividends paid to minority stockholders of Roma Financial Corp.	(603)	(600)
Repayment of Federal Home Loan Bank of New York advances	(541)	(20,517)
Proceeds from Federal Home Loan Bank of New York advances	7,000	-
Purchases of treasury stock	(328)	-

Net Cash Provided by Financing Activities	41,486	61,567

Net Increase in Cash and Cash Equivalents	50,665	40,126

Cash and Cash Equivalents – Beginning	50,895	80,419

Cash and Cash Equivalents – Ending	$101,560	$120,545

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)
      (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Supplementary Cash Flows Information
Income taxes paid, net	$-	$1,000

Interest paid	$5,032	$5,349
Securities purchased and not settled	$16,654	$30,000
Loans receivable transferred to real estate owned	$511	-

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

RomAsia Bank is a federally-chartered stock savings bank. RomAsia Bank received all regulatory approvals on June 23, 2009 to be a federal savings bank and began operations on that date. The Company invested $13.4 million in RomAsia Bank and currently holds a 89.55% ownership interest. RomAsia Bank is regulated by the Office of Thrift Supervision. Roma Bank and RomAsia Bank are collectively referred to as (the “Banks”).

The Banks offer traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank operates from its main office in Robbinsville, New Jersey, and thirteen branch offices located in Mercer, Burlington and Ocean Counties, New Jersey. RomAsia Bank operates from one location in Monmouth Junction, New Jersey. As of December 31, 2009, the Banks had 179 full-time employees and 39 part-time employees.  Roma Bank maintains a website at www.romabank.com.

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

Throughout this document, references to “we,” “us,” or “our” refer to the Banks or the Company, or both, as the context indicates.

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

NOTE B - BASIS OF PRESENTATION (Continued)

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three months ended March 31, 2010 and 2009.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year or other interim periods.

The December 31, 2009 data in the consolidated statements of financial condition was derived from the Company’s audited consolidated financial statements for that date. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’ equity and cash flows should be read in conjunction with the 2009 audited consolidated financial statements for the year ended December 31, 2009, including the notes thereto included in the Company’s Annual Report on Form 10-K.

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

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business.  In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of March 31, 2010, on the Company’s consolidated financial position or results of operations.

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

Outstanding stock options and restricted stock grants for the three months ended March 31, 2010 were not considered in the calculation of diluted earnings per share because they were antidilutive.

NOTE E – STOCK BASED COMPENSATION

Equity Incentive Plan

At the Annual Meeting held on April 23, 2008, stockholders of the Company approved the Roma Financial Corporation  2008 Equity Incentive Plan. On June 25, 2008 directors, senior officers and certain employees of the Company were granted, in the aggregate, 820,000 stock options and awarded 222,000 shares of restricted stock.

The 2008 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. The Company has reserved 1,292,909 shares of common stock for issuance upon the exercise of options granted under the 2008 Plan and 517,164 shares for grants of restricted stock.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Market Value of a share of Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2008 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At March 31, 2010, there were 472,909 shares available for option grants under the 2008 Plan and 295,164 shares available for grants of restricted stock.

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

NOTE E – STOCK BASED COMPENSATION (Continued)

The following is a summary of the status of the Company’s stock option activity and related information for the three months ended March 31, 2010:

			Weighted Avg.
		Weighted	Remaining	Aggregate
	Number of	Avg.	Contractual	Intrinsic
	Stock Options	Exercise Price	Life	Value

Balance at January 1, 2010	820,000	$13.67

Granted	-	-
Exercised	-	-
Forfeited	-	-

Balance at March 31, 2010	820,000	$13.67	8.5 years	$0.00

Exercisable at March 31, 2010	164,000	$13.67

The following is a summary of the status of the Company’s restricted shares as of March 31, 2010 and changes during the three months ended March 31, 2010.

Weighted
	Number of	Average
	Restricted	Date
	Shares	Fair Value

Non-vested restricted shares at January 1, 2010	177,600	$13.67

Granted	-	-
Forfeited	-	-
Vested	-	-
Non-vested restricted shares at March 31, 2010	177,600	$13.67

Stock option and stock award expenses included in compensation expense was $300,000 for the three months ended March 31, 2010 and $300,000 for three months ended March 31, 2009, with a related tax benefit of $118,000 and $119,000 respectively. At March 31, 2010, approximately $3.9 million of unrecognized cost, related to outstanding stock options and restricted shares, which will be recognized over a period of approximately 3.25 years.

Equity Incentive Plan – RomAsia Bank

The stockholders of RomAsia Bank approved an equity incentive plan in 2009. On January 6, 2010, directors, senior officers and certain employees of the RomAsia Bank were granted, in the aggregate, options to purchase 75,500 shares of RomAsia common stock.

The Plan enables the Board of Directors of RomAsia Bank to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. RomAsia has reserved 225,000 shares of it’scommon stock for issuance upon the exercise of options granted under the Plan.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Market Value of a share of RomAsia’s Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At March 31, 2010, there were 149,500 shares available for option grants under the Plan.

NOTE E – STOCK BASED COMPENSATION (Continued)

The stock options will vest over a five year service period and are exercisable within ten years. Compensation expense for all option grants is recognized over the awards’ respective requisite service period.  The fair value of stock options granted in the three months ended March 31, 2010 was:

Expected life	6.5 years
Risk-free rate	3.33%
Volatility	25.76%
Dividend yield	0.0%
Fair Value	$2.89

The following is a summary of the status of the RomAsia’s stock option activity and related information for the three months ended March 31, 2010:

Weighted Avg.
		Weighted	Remaining	Aggregate
	Number of	Avg.	Contractual	Intrinsic
	Stock Options	Exercise Price	Life	Value

Balance at January 1, 2010	-	$-

Granted	75,500	8.47
Exercised	-	-
Forfeited	-	-

Balance at March 31, 2010	75,500	$8.47	9.75 years	$0.00

Exercisable at March 31, 2010	-

Stock option expense, related to the RomAsia plan included with compensation expense was $10,000 for the three months ended March 31, 2010, and zero for three months ended March 31, 2009, with a related tax benefit of $4,300 and zero, respectively.  At March 31, 2010, approximately $208,000 unrecognized cost, related to outstanding stock options, will be recognized over a period of approximately 4.75 years.

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

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants.  Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation,  as described by the Plan, in the year of allocation.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  Roma Bank made its first loan payment in October 2006.  As of March 31, 2010 there were 608,815 unearned shares. The Company’s ESOP compensation expense was $162 thousand and $157 thousand, respectively, for the three months ended March 31, 2010 and 2009.

NOTE F- REAL ESTATE OWNED VIA EQUITY INVESTMENTS

In 2008, Roma Bank, together with two individuals, formed 84 Hopewell, LLC. The LLC was formed to build a commercial office building which includes Roma Bank’s Hopewell branch, corporate offices for the other 50% owners’ construction company and tenant space. Roma Bank made a cash investment of approximately $360,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million. Roma Bank and the construction company both have signed lease commitments to the LLC. With the adoption of guidance in regards to variable interest entities now codified in FASB ASC Topic 810, “Consolidation”, the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements.  As of March 31, 2010 and December 31, 2009, this variable interest entity met the requirements of ASC Topic 810 for consolidation based on Roma Bank being the primary financial beneficiary. This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees. As of March 31, 2010, the LLC had $4.0 million in fixed assets and a loan from Roma Bank for $3.5 million, which was eliminated in consolidation. The LLC had accrued interest payable to the Bank of $11 thousand at March 31, 2010 and during the three months then ended the Bank had paid $25 thousand in rent to the LLC.  Both of these amounts were eliminated in consolidation. Roma Bank’s 50% share of the LLC’s net income for the three months ended March 31, 2010 was $20 thousand.

NOTE G – INVESTMENT SECURITIES

The following summarizes the amortized cost and estimated fair value of securities available for sale at March 31, 2010  and December 31, 2009 with gross unrealized gains and losses therein: (in thousands):

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSE’s)	$10,999	$257	$50	$11,206
Obligations of state and political subdivisions	7,711	30	93	7,648
U.S. Government (including agencies)	8,506	4	89	8,421
Equity securities	1,383	130	-	1,513
Mutual fund shares	2,775	-	63	2,712
Corporate bond	500	-	3	497

	$31,874	$421	$298	$31,997

NOTE G – INVESTMENT SECURITIES (Continued)

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSE’s)	$8,091	$217	$-	$8,308
Obligations of state and political subdivisions	9,557	48	149	9,456
U.S. Government (including agencies)	8,500	3	196	8,307
Equity securities	1,383	4	-	1,387
Mutual fund shares	2,740	-	54	2,686

	$30,271	$272	$399	$30,144

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2010:
Mortgage-backed securities-GSE’s	$3,629	$50	$-	$-	$3,629	$50
Obligations of state & political subdivisions	3,489	93	-	-	3,489	93
U.S. Government	7,417	89	-	-	7,417	89
Mutual funds	-	-	2,712	63	2,712	63
Corporate bond	500	3	-	-	500	3

	$15,035	$235	$2,712	$63	$17,747	$298

December 31, 2009:
U.S. Government (including agencies)	$8,307	$196	$-	$-	8,307	196
Obligations of state & political subdivisions	5,351	149	-	-	5,351	149
Mutual funds	-	-	2,686	54	2,686	54

	$13,658	$345	$2,686	$54	$16,344	$399

NOTE G – INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of securities available for sale at March 31, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)

One year or less	$540	$541
After one to five years	1,007	1,005
After five to ten years	9,434	9,389
After ten years	5,736	5,631
Total	16,717	16,566
Mortgage-backed securities	10,999	11,206
Equity securities	1,383	1,513
Mutual funds	2,775	2,712
Total	$31,874	$31,997

The following summarizes the amortized cost and estimated fair value of securities held to maturity at March 31, 2010 and December 31, 2009 with gross unrealized gains and losses therein: (in thousands):

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies)	$274,432	$418	$1,185	$273,665
Obligations of state and political subdivisions	11,942	144	49	12,036
Corporate bond	980	19	-	1,000

	$287,354	$581	$1,234	$286,701

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies)	$292,427	$149	$3,897	$288,679
Obligations of state and political subdivisions	11,943	139	86	11,996
Corporate bond	979	19	-	998

	$305,349	$307	$3,983	$301,673

NOTE G – INVESTMENT SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2010
U.S. Government	$114,728	$1,176	$1,499	$9	$116,227	$1,185
Obligations of state & political subdivisions	2,835	38	1,699	11	4,534	49
	$117,563	$1,214	$3,198	$20	$120,761	$1,234

December 31, 2009:
U.S. Government	$243,639	$3,897	$-	$-	$243,639	$3,897
Obligations of state & political subdivisions	5,574	86	-	-	5,574	86
	$249,213	$3,983	$-	$-	$249,213	$3,983

The amortized cost and estimated fair value of securities held to maturity at March 31, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In Thousands)
One year or less	$55	$55
After one to five years	16,685	16,741
After five to ten years	194,846	194,293
After ten years	75,768	75,612
Total	$287,354	$286,701

Proceeds from the sale of securities available for sale amounted to $520 thousand for the three months ended March 31, 2010 with a realized gain of $23 thousand.  There were no sales of securities available for sale for the three months ended March 31, 2009.

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

NOTE G – INVESTMENT SECURITIES (Continued)

When OTTI for debt securities, occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or more likely than not will be required  to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If any entity  does  not  intend to  sell  the security  and  it is not  more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit.  The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

At March 31, 2010, the Company’s available for sale and held to maturity debt securities portfolio consisted of 172 securities, of which 167 were in an unrealized loss position for less than twelve months and 5 were in a loss position for more than twelve months. No OTTI charges were recorded for the three months ended March 31, 2010. The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

The available for sale mutual funds are a CRA investment and currently have an unrealized loss of approximately $63 thousand.  They have been in a loss position for the last two years with the greatest unrealized loss being approximately $184 thousand. Management does not believe the mutual fund securities available for sale are OTTI due to reasons of credit quality.  Accordingly, as of March 31, 2010, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Approximately $110.0 million of securities held to maturity are pledged as collateral for Federal Home Loan Bank of New York (“FHLBNY”) advances, borrowings, and deposits at March 31, 2010.

The following tables set forth the composition of our mortgage- backed securities portfolio as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Gains	Estimated Fair Value
	(In Thousands)
Government National Mortgage Association	$6,634	$241	$-	$6,875
Federal Home Loan Mortgage Corporation	116,898	5,219	1,130	120,987
Federal National Mortgage Association	133,985	5,453	320	139,118
Collateralized mortgage obligations-GSE’s	9,688	444	-	10,132

	$267,205	$11,357	$1,450	$277,112

NOTE G – INVESTMENT SECURITIES (Continued)

	December 31, 2009
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Government National Mortgage Association	$7,148	$149	$21	$7,276
Federal Home Loan Mortgage Corporation	123,244	5,190	721	127,713
Federal National Mortgage Association	107,294	5,299	23	112,570
Collateralized mortgage obligations	10,740	459	-	11,199

	$248,426	$11,097	$765	$258,758

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2010
Federal Home Loan Mortgage Corporation	$12,603	$1,063	$2,781	$67	$15,384	$1,130
Federal National Mortgage Association	22,896	320	9	-	22,905	320
	$35,516	$1,383	$2,790	$67	$38,306	$1,450

NOTE G – INVESTMENT SECURITIES (Continued)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2009
Government National Mortgage Association	$994	$20	$52	$1	$1,046	$21
Federal Home Loan Mortgage Corporation	5,230	224	1,549	497	6,779	721
Federal National Mortgage Association	-	-	1,131	23	1,131	23

	$6,224	$244	$2,732	$521	$8,956	$765

Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment.  The unrealized losses on mortgage-backed securities relate primarily to fixed interest rate and, to a lesser extent, adjustable interest rate securities.  Such losses are the result of changes in interest rates and not credit concerns. The Bank, Investment Co. and RomAsia Bank  does not intend to sell these securities and it is not more likely than not that they will be required to sell these securities, therefore, no OTTI is required. As of March 31, 2010, there were 0 Government National Mortgage Association, 20 Federal Home Loan Mortgage Corporation, 11 Federal National Mortgage Association, and zero collateralized mortgage obligations, in unrealized loss positions compared to 5, 13, 3 and zero, respectively, in unrealized loss positions as of December 31, 2009.

NOTE H - LOANS RECEIVABLE, NET

Loans receivable, net at March 31, 2010 and December 31, 2009 were comprised of the following (in thousands):

	March 31,	December 31,
	2010	2009
Real estate mortgage loans:
Conventional 1-4 family	$256,529	$251,937
Commercial and multi-family	172,076	172,334
	428,605	424,271
Construction	25,709	26,162
Consumer:
Equity and second mortgages	133,278	133,199
Other	1,034	1,024
	134,312	134,223
Commercial	12,671	12,302

Total loans	601,297	596,958
Less:
Allowance for loan losses	6,506	5,243
Deferred loan fees	430	432
Loans in process	5,191	5,524
	12,127	11,199
Total loans receivable, net	$589,170	$585,759

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

	March 31, 2010	December 31, 2009
	(In Thousands)
Recorded investment in impaired loans without specific allowance	$22,330	$16,842
Recorded investment in impaired loans with specific allowance	9,339	7,783
Related allowance for loan losses	(3,635)	(2,483)
	$28,034	$22,142

Non-accrual loans increased $4.0 million to $18.8 million at March 31, 2010 compared to $14.8 million at December 31, 2009. Included in the increase is $3.9 million of commercial loans and $181 thousand of residential mortgages and equity loans. Approximately 80% of the loans added to the commercial non-performing category represent loans to builder developers. The remaining loan added to commercial non-performing loans was to a restaurant. The Company is taking a proactive approach in identifying loans at an early stage that may be experiencing cash flow deterioration or collateral weakening even though the loan remains current. The Company is in the process of obtaining new appraisals on all substandard real estate loans and any other loans that are identified as having early warning signs of weakening.

NOTE  I - DEPOSITS

A summary of deposits by type of account as of March 31, 2010 and December 31, 2009 is as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand:
Non-interest bearing checking	$34,632	0.00%	$32,481	0.00%
Interest bearing checking	129,692	0.44%	129,505	0.44%
	164,324	0.35%	161,986	0.35%
Savings and club	293,234	0.93%	275,990	0.91%
Certificates of deposit	594,098	2.20%	577,779	2.47%
Total	$1,051,656	1.56%	$1,015,755	1.71%

At March 31, 2010, the Company had contractual obligations for certificates of deposit that mature as follows (in thousands):

One year or less	$418,562
After one to three years	150,065
After three years	25,471
Total	$594,098

NOTE J – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of March 31, 2010 and December 31, 2009 (in thousands):

	Estimated
	Useful	March 31,	December 31,
	Lives	2010	2009
Land for future development	-	$1,054	$1,054
Construction in progress	-	276	220
Land and land improvements	-	5,428	5,428
Buildings and improvements	20-50 yrs	35,538	35,299
Furnishings and equipment	3-10 yrs.	9,824	9,543
Total premises and equipment		52,120	51,544
Accumulated depreciation		12,895	12,415
Total		$39,225	$39,129

NOTE K – FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At March 31, 2010 and December 31, 2009, the Banks had outstanding Federal Home Bank of New York (FHLBNY) advances as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
		Interest		Interest
	Amount	Rate	Amount	Rate
Maturing:
September 30, 2010	$1,285	4.49%	$1,826	4.49%

Scheduled principal payments are follows (in thousands):

One year or less	$1,285
More than one year through three years	-
$1,285

At March 31, 2010 and December 31, 2009, Roma Bank and RomAsia Bank also had outstanding FHLBNY advance totaling $30.0 million and $23.0 million, respectively. The borrowings are as follow (in thousands):

03/31/010	12/31/2009	Interest Rate	Maturity Date	Call Date

$23,000	$23,000	3.90%	10/29/2017	10/29/2010
500	-	0.67%	09/20/2010	-
1,500	-	0.90%	03/21/2011	-
3,500	-	1.47%	03/19/2012	-
1,500	-	2.09%	03/19/2013	-
$30,000	$23,000

Securities sold under agreements to repurchase are treated as financing and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at March 31, 2010 and December 31, 2009. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015 with a two year call at 3.22%; $20.0 million maturing in 2018 with a three year call at 3.51%; and $10.0 million maturing in 2018 with a five year call at 3.955%. The agreement is collateralized by securities described in the underlying agreement which are held in safekeeping by the FHLBNY. At March 31, 2010, the fair value of the mortgage-backed securities used as collateral under the agreement was approximately $47.1 million.

NOTE L – RETIREMENT PLANS

Components of net periodic pension cost for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Service cost	$96	$97
Interest cost	155	147
Expected return on plan assets	(144)	(123)
Amortization of unrecognized net loss	61	89
Amortization of unrecognized past service liability	4	4

Net periodic benefit expense	$172	$214

NOTE M – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit.  Outstanding loan commitments at March 31, 2010 were as follows (in thousands):

March 31,
2010
Residential mortgage and equity loans	$13,068
Commercial loans committed not closed	5,684
Commercial lines of credit	31,343
Consumer unused lines of credit	40,578
Commercial letters of credit	4,209
$94,882

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at March 31, 2010 and December 31, 2009 is as follows (in thousands):

	March 31,	December 31,
	2010	2009
Standby by letters of credit	$4,209	$4,210
Outstanding loan and credit line commitments	$90,673	$67,791

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The current amount of the liability related to guarantees under standby letters of credit issued is not material as of March 31, 2010.

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

NOTE M – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (Continued)

The Banks have non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2010: (In thousands)

Year Ended March 31:

2010	$491
2011	499
2012	508
2013	525
2014	533
Thereafter	7,006
Total Minimum Payments Required	$9,562

Included in the total required minimum lease payments is $1,831,000 of payments to the LLC. The Company eliminates these payments in consolidation.

NOTE N – FAIR VALUE MEASUREMENTS AND DISCLOSURES

The Company follows the guidance on fair value measurements now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. Fair value measurements are not adjusted for transaction costs. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

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

NOTE N –FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2010
	(In Thousands)
Securities available for sale	$-	$31,997	$-	$31,997

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy, used at December 31, 2009 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2009
	(In Thousands)
Securities available for sale	$-	$30,144	$-	$30,144

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2010
	(In Thousands)
Impaired loans	$-	$-	$5,704	$5,704
Real estate owned	$-	$-	$2,439	$2,439

NOTE N –FAIR VALUE  MEASUREMENTS AND DISCLOSURES (Continued)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2010
	(In Thousands)
Impaired loans	$-	$-	$5,300	$5,300
Real estate owned	$-	$-	$1,928	$1,928

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2010, and December 31, 2009.

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans carried at fair value are those impaired loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair

NOTE N –FAIR VALUE  MEASUREMENTS AND DISCLOSURES (Continued)

value at March 31, 2010 consists of the loan balances of $9.3 million, net of a valuation allowance of $3.6 million. The fair value at December 31, 2009 consists of the loan balances of $7.8 million, net of a valuation allowance of $2.5 million.

Other Real Estate Owned

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

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of March 31, 2010 and December 31, 2009.

NOTE N –FAIR VALUE  MEASUREMENTS AND DISCLOSURES (Continued)

The carrying amounts and estimated fair values of financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$101,560	$101,560	$50,895	$50,895
Securities available for sale	31,997	31,997	30,144	30,144
Investment securities held to maturity	287,354	286,702	305,349	301,673
Mortgage-backed securities held to maturity	267,205	277,113	248,426	258,758
Loans receivable, net	589,170	595,840	585,759	594,853
Federal Home Loan Bank of New York Stock and ACBB stock	3,491	3,491	3,045	3,045
Interest receivable	7,771	7,771	6,468	6,468

Financial liabilities:
Deposits	1,051,656	1,055,369	1,015,755	1,032,497
Federal Home Loan Bank of New York Advances	31,285	29,002	24,826	27,097
Securities sold under agreements to repurchase	40,000	37,290	40,000	42,737
Accrued interest payable	995	995	1,226	1,226

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

NOTE O –OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive (loss) at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010	December 31, 2009
	(in Thousands)

Net unrealized (loss) on securities available for sale	$123		$(127)
Tax effect	(49)		56
Net of tax amount	74		(71)

Minimum pension liability	(3,745)		(3,745)
Tax effect	1,503		1.503
Net of tax amount	(2,242)		(2,242)

Accumulated other comprehensive loss	$(2,168)	$	(2,313)

The components of other comprehensive income for the three months ended March 31, 2010 and 2009 and their related tax effects are presented in the following table:

	March 31, 2010	March 31, 2009
	(in Thousands)

Unrealized holding gains on available for sale securities:
Unrealized holding gains (losses) arising during the year	$274	$195
Reclassification adjustment for Realized gains on sales	(23)	-
Net unrealized gains on securities available for sale	251	195
Tax effect	(106)	(81)

Other comprehensive income	$145	$114

NOTE P – PROPOSED MERGER

On March 17, 2010, the Company, Roma Bank, Sterling Banks, Inc., and its wholly owned subsidiary, Sterling Bank, entered into an Agreement and Plan of Merger pursuant to which Sterling Banks, Inc. will merge with and into Roma Financial Corporation.  Concurrent with the merger Sterling Bank will merge into Roma Bank.  Under the terms of the Merger Agreement, Roma will acquire all the outstanding shares of Sterling at $2.52 per share for a total purchase price of approximately $14.7 million in cash, subject to adjustment in certain circumstances.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and the approval by the shareholders of Sterling, and certain financial and other contingencies.  Certain executive officers and directors of Sterling have agreed to support the approval of the Merger Agreement at Sterling’s shareholder meeting to be held to vote on the proposed transaction.  If the merger is not consummated under certain circumstances, Sterling has agreed to pay the Company a termination fee of $745,000.  The merger is currently expected to be completed early in the third quarter of 2010.

For more information regarding the proposed merger please see the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2010 and the Merger Agreement attached thereto as Exhibit 2.1.

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

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

General

Total assets increased by $58.3 million to $1.4 billion at March 31, 2010 compared to $1.3 million at December 31, 2009. Total liabilities increased $57.0 million to $1.2 billion at March 31, 2010 compared to $1.1 billion at December 31, 2009.  Total stockholders’ equity increased $1.3 million to $217.5 million at March 31, 2010. The increase in assets was primarily funded by deposit growth of $35.9 million, and calls of investment securities held to maturity in excess of repurchases of $18.0 million, the proceeds of which were primarily held in cash and cash equivalents at March 31, 2010.

Deposits

Total deposits increased $35.9 million to $1.1 billion at March 31, 2010, compared to $1.0 billion at December 31, 2009. Non-interest bearing demand deposits increased $2.2 million to $34.6 million at March 31, 2010, and interest bearing demand deposits increased $187 thousand to $129.7 million. Savings and club accounts increased $17.2 million to $293.2 million, and certificates of deposit increased $16.3 million to $594.1 million at March 31, 2010.

Investments (Including Mortgage-Backed Securities)

The investment portfolio increased $2.6 million to $586.6 million at March 31, 2010, compared to $583.9 million            at December 31, 2009. Securities available for sale increased $1.9 million to $32.0 million at March 31, 2010, compared to $30.1 million at December 31, 2009, primarily due to investments made by RomAsia Bank.   Investments held to maturity decreased $18.0 million to $287.3 million at March 31, 2010, compared to $305.3 million at December 31, 2009, primarily due to calls. Mortgage-backed securities decreased $18.8 million to $267.2 million at March 31, 2010, compared to $248.4 million at December 31, 2009.

Loans

Net loans increased by $3.4 million to $589.2 million at March 31, 2010, compared to $585.8 million at December 31, 2009.  Commercial and multi-family real estate mortgages decreased $258 thousand to $172.1 million at March 31, 2010, compared to $172.3 million at December 31, 2009. Gross construction loans decreased $453 thousand to $25.7 million at March 31, 2010, compared to $26.2 million at December 31, 2009. Residential and consumer loans increased $4.7 million from December 31, 2009 to March 31, 2010. The poor economy has caused loan demand to languish.

Other Assets

All other asset categories, except cash and cash equivalents, increased by $1.6 million from December 31, 2009 to March 31, 2010.  This increase was primarily caused by an increase of $1.3 million in accrued interest receivable, an increase of $511 thousand in real estate owned, and an increase of $446 thousand in Federal Home Loan Bank of New York and ACBB stock.  This was offset to some degree by a decrease in other assets in this category.

Borrowed Money

The $6.5 million increase in Federal Home Loan Bank of New York (FHLBNY) advances during the three months ended March 31, 2010 was due to $7.0 million in borrowings by RomAsia Bank offset by principal repayments of $541 thousand on Roma bank FHLBNY advances. At March 31 2010, the outstanding FHLBNY borrowings were $31.3 million, compared to $24.8 million at December 31, 2009.

Other Liabilities

Other liabilities increased $14.7 million to $29.9 million at March 31, 2010. The net increase was primarily due to $16.7 million in securities purchased and not settled at March 31, 2010.

Stockholders’ Equity

Stockholders’ equity increased $1.3 million to $217.5 million at March 31, 2010 compared to $216.2 million at December 31, 2009. The net increase was primarily caused by net income of $1.6 million, which was offset by $603 thousand in dividend payments and $328 thousand in stock repurchases.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General

Net income increased $703 thousand to $1.6 million for the quarter ended March 31, 2010, compared to $895 thousand and for the prior year period.  The increase was primarily due to an increase of $1.9 million in net interest income after provision for loan losses, reduced by an increase of $934 thousand in non-interest expense and an increase of $905 thousand in the provision for loan losses.

Interest Income

Interest income increased by $2.3 million to $14.9 million for the three months ended March 31, 2010 compared to $12.6 million for the prior year period. Interest income from loans increased $913 thousand to $8.2  million for the three months ended March 31, 2010.  Interest income from residential mortgage loans increased $114 thousand over the comparable quarter ended March 31, 2009, while interest income from equity loans decreased $72 thousand.  The weighted average interest rates for mortgage and equity loans at March 31, 2010 were 5.42% and 5.47%, respectively, compared to 5.67% and 5.67%, respectively, in the prior year.  Interest income from commercial and multifamily mortgage loans and commercial loans increased $816 thousand from period to period.  The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 6.15% at March 31, 2010, and 6.06% at March 31, 2009.

Interest income from mortgage-backed securities decreased $748 thousand over the comparable quarter in 2009. The decrease was primarily due to the decrease in the portfolio from year to year of $17.5 million.  Interest income from investments held to maturity increased $2.4 million for the quarter ended March 31, 2010. This increase was primarily due to an increase in the portfolio from year to year of $161 million.  Interest income on securities available for sale changed minimally from period to period.  Interest income from other interest earning assets decreased $243 thousand for the three months ended March 31, 2010, compared to the same period in 2009.  This decrease was primarily due to a slight decrease in the average balance of overnight funds from year to year, and by a decrease in overnight rates during the comparable periods.

Interest Expense

Interest expense decreased $497 thousand for the three month period ended March 31, 2010 to $4.8 million compared to $5.3 million for the three months ended March 31, 2009. The decrease was primarily due to a $452 thousand decrease in interest paid on deposits. Total deposits increased $204.9 million over the twelve month period ended March 31, 2010. The effect of the increased portfolio was offset by a decrease in the weighted average interest rate of 88 basis points to 1.56% at March 31, 2010.

Provision for Loan Losses

The loan loss provision for the three months ended March 31, 2010 increased $905 thousand to $1.3 million. The increase is representative of the risk profile of the loan portfolio and loan growth in each period. Non-performing loans increased $7.9 million to $18.8 million at March 31, 2010, compared to $10.9 million at March 31, 2009. Commercial loans represented $6.6 million of the increase.  These loans remain well collateralized and where needed, appropriate specific reserves have been established.  The Company is taking a proactive approach in identifying loans at an early stage that may be experiencing cash flow deterioration or collateral weakening even though the loan remains current.  The Company obtains new appraisals at least annually on substandard assets.

Non-Interest Income

Non-interest income increased $156 thousand to $1.3 million for the three months ended March 31, 2010, compared to $1.1 million for the three months ended March 31, 2009.  The net increase was chiefly derived from increases in income fees on deposits of $29 thousand, fees on loans of $19 thousand, gains on sale of loans of $26 thousand, gains on sale of available for sale securities of $23 thousand, income from securities that were called of $26, and other smaller increases.

Non-Interest Expense

Non-interest expense increased $934 thousand to $7.7 million for the three months ended March 31, 2010 compared to $6.7 million for the three months ended March 31, 2009. Salaries and employee benefits increased $340 thousand to $4.4 million for the three months ended March 31, 2010 compared to the same period in the prior year. This increase represents an increase in salaries  primarily due to annual wage adjustments of $242 thousand, an increase in employee benefits of $50 thousand and other small increases.  Net occupancy of premises expense decreased $52 thousand for the three month period ended March 31, 2010.  Other non-interest expenses increased by $603 thousand to $1.5 million for the three months ended March 31, 2010, compared to $890 thousand for the same period in the prior year.  Federal deposit insurance premiums increased $272 thousand, commercial loan expense related to collection efforts increased $143 thousand, and merger related expenses contributed $114 thousand to the increase.

Provision for Income Taxes

Income tax expense increased by $390 thousand to $773 thousand for the three months ended March 31, 2010 compared to $383 thousand for the three months ended March 31, 2009 primarily as a result of higher pre-tax income. Income tax expense, represented an effective rate of  32.2% for the three months ended March 31, 2010, compared to 30.2% in the prior year quarter. The Company pays a state tax rate of 3.6% on the taxable income of our investment company and 9.0 % on the taxable income of the other entities.

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

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.  This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.  The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The adoption of this standard did not have a material impact on our financial position or results of operation.

In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).  The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the

New Accounting Pronouncements (Continued)

entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The adoption of this standard did not have a material impact on our financial position or results of operation.

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

New Accounting Pronouncements (Continued)

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

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company’s assets and liabilities are monetary in nature.  Consequently, the Company’s most significant form of market risk is interest rate risk.  The Company’s assets, consisting primarily of mortgage loans, have generally longer maturities than the Company’s liabilities, consisting primarily of short-term deposits.  As a result, a principal part of the Company’s business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended March 31, 2010.

Net Portfolio Value

The Company’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Company’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The OTS produces its analysis based upon data submitted on the Company’s quarterly Thrift Financial Reports.  The following table sets forth Roma Bank’s NPV as of December 31, 2009, the most recent date the NPV was calculated by the OTS (in thousands):

Change In					NPV as Percent of Portfolio
Interest rates		NPV			Value of Assets
In Basis Points			Dollar	Percent	NPV	Change in
(Rate Shock)		Amount	Change	Change	Ratio	Basis Points

+300	bp	$135,266	$(93,981)	(41)%	11.68%	(636	)bp
+200	bp	164,644	(59,603)	(26)%	14.16%	(388	)bp
+100	bp	201,121	(28,126)	(12)%	16.27%	(176	)bp
0	bp	229,247	-	0%	18.04%	-
-100	bp	251,350	22,103	(10)%	19.34%	130	bp

The following table sets forth RomAsia Bank’s NPV as of December 31, 2009, the most recent date the NPV was calculated by the OTS (in thousands):

Change In					NPV as Percent of Portfolio
Interest rates		NPV			Value of Assets
In Basis Points			Dollar	Percent	NPV	Change in
(Rate Shock)		Amount	Change	Change	Ratio	Basis Points

+300	bp	$7,506	$(8,099)	(52)%	8.79%	(770	)bp
+200	bp	10,634	(4,971)	(32)%	11.96%	(452	)bp
+100	bp	13,244	(2,360)	(15)%	14.42%	(207	)bp
0	bp	15,605	-	-%	16.49%	-
-100	bp	17,773	2,169	14%	18.30%	181	bp

Management of the Company believes that there has not been a material adverse change in the market risk during the    three months ended March 31, 2010.

ITEM 4 – Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2010.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2009.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

There were no material pending legal proceedings at March 31, 2010 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – Risk Factors

Management does not believe there were any material changes to the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2009 during the most recent quarter.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On March 18, 2010, the Company announced a five percent open market stock repurchase program, equivalent to 360,680 shares, in open market, based on stock availability, price and the Company’s financial performance.  As of March 31, 2010, 26,000 shares were repurchased under the current plan.  The following table reports information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2010.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of shares that may Yet Be Purchased Under the Plan

March 22-31, 2010	26,000	$12.60	26,000	327,480

ITEM 3 – Defaults Upon Senior Securities

ITEM 4 – (Reserved)

None

ITEM 5 – Other Information

On March 17, 2010, the Company, Roma Bank, Sterling Banks Inc., and its wholly owned subsidiary, Sterling Bank, entered into an Agreement and Plan of Merger pursuant to which Sterling Banks Inc. will merge with and into Roma Financial Corporation.  Concurrent with the merger Sterling Bank will merge into Roma Bank.  Under the terms of the Merger Agreement, Roma will acquire all the outstanding shares of Sterling at $2.52 per share for a total purchase price of approximately $14.7 million, in cash, subject to adjustment in certain circumstances.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and the approval by the shareholders of Sterling, and certain financial and other contingencies.  Certain executive officers and directors of Sterling have agreed to support the approval of the Merger Agreement at Sterling’s shareholder meeting to be held to vote on the proposed transaction.  If the merger is not consummated under certain circumstances, Sterling has agreed to pay the Company a termination fee of $745,000.  The merger is currently expected to be completed early in the third quarter of 2010.

For more information regarding the proposed merger, please see the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2010 and their Merger Agreement attached thereto as Exhibit 2.1.

ITEM 6 – Exhibits

31.1	Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certifications of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMA FINANCIAL CORPORATION (Registrant)
Date: April 23, 2010	By:	/s/ Peter A. Inverso
Peter A. Inverso President and Chief Executive Officer
Date: April 23, 2010	By:	/s/ Sharon L. Lamont
Sharon L. Lamont Chief Financial Officer