Form 10-Q
period 2010-07-22
ROMA FINANCIAL CORP
filed 2010-07-23
CIK 1355823

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, July 20, 2010:

$0.10 par value common stock - 30,739,053 shares outstanding

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition	2
	at June 30, 2010 and December 31, 2009 (Unaudited)

	Consolidated Statements of Income for the Three & Six Months Ended	3
	June 30, 2010 and 2009 (Unaudited)

	Consolidated Statements of Changes in Stockholders’ Equity for the Six	4
	Months Ended June 30, 2010 and 2009 (Unaudited)

	Consolidated Statements of Cash Flows for the Six Months	5
	Ended June 30, 2010 and 2009 (Unaudited)

	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of	29
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	35

Item 4:	Controls and Procedures	36

PART II - OTHER INFORMATION		36

1:	Legal Proceedings	36

1A:	Risk Factors	36

2	Unregistered Sales of Equity Securities and Use of Proceeds	36

3:	Defaults Upon Senior Securities	37

4:	(Reserved)	37

5:	Other Information	37

6:	Exhibits	37

SIGNATURES		38

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2010	December 31, 2009
	(In thousands, except for share data)
Assets

Cash and amounts due from depository institutions	$8,403	$9,658
Interest-bearing deposits in other banks	97,014	25,647
Money market funds	45,179	15,590
Cash and Cash Equivalents	150,596	50,895

Investment securities available for sale (“AFS”), at fair value	33,897	30,144
Investment securities held to maturity (“HTM”), at amortized cost (fair value of $288,246 and $301,673, respectively)	285,942	305,349
Mortgage-backed securities held to maturity, at amortized cost (fair value of $298,880 and $258,758, respectively)	283,378	248,426
Loans receivable, net of allowance for loan losses( $7,268 and $5,243, respectively)	609,235	585,759
Real estate and other repossessed assets	2,449	1,928
Real estate owned via equity investment	4,016	4,053
Premises and equipment, net	41,036	39,129
Federal Home Loan Bank of New York and ACBB stock	3,743	3,045
Accrued interest receivable	6,002	6,468
Bank owned life insurance	24,936	24,299
Other assets	11,641	12,506
Total Assets	$1,456,871	$1,312,001

Liabilities and Stockholders’ Equity
Liabilities

Deposits:
Non-interest bearing	$37,963	$32,481
Interest bearing	1,071,930	983,274
Total deposits	1,109,893	1,015,755
Federal Home Loan Bank of New York advances	30,739	24,826
Securities sold under agreements to repurchase	40,000	40,000
Securities purchased and not settled	43,468	-
Advance payments by borrowers for taxes and insurance	2,815	2,663
Accrued interest payable and other liabilities	11,786	12,537
Total Liabilities	1,238,701	1,095,781

Stockholders’ Equity
Common stock, $0.10 par value, 45,000,000 shares authorized, 32,731,875 shares issued;
30,781,053 and 30,932,653 shares outstanding, respectively	3,274	3,274
Paid-in capital	98,895	98,921
Retained earnings	151,998	150,131
Unearned shares held by Employee Stock Ownership Plan	(5,953)	(6,224)
Treasury stock, 1,950,822 and 1,799,222 shares, respectively	(30,855)	(29,214)
Accumulated other comprehensive loss	(883)	(2,313)
Total Roma Financial Corporation stockholders’ equity	216,476	214,575
Noncontrolling interest	1,694	1,645
Total Stockholders’ Equity	218,170	216,220
Total Liabilities and Stockholders’ Equity	$1,456,871	$1,312,001
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Interest Income
Loans, including fees	$8,437	$7,618	$16,662	$14,930
Mortgage-backed securities held to maturity	3,413	3,659	6,558	7,552
Investment securities held to maturity	3,070	1,620	6,336	2,481
Securities available for sale	138	147	284	302
Other interest-earning assets	103	240	198	577

Total Interest Income	15,161	13,284	30,038	25,842

Interest Expense
Deposits	4,117	4,916	8,318	9,569
Borrowings	614	614	1,214	1,259

Total Interest Expense	4,731	5,530	9,532	10,828

Net Interest Income	10,430	7,754	20,506	15,014

Provision for loan losses	769	385	2,041	752

Net Interest Income after Provision for Loan Losses	9,661	7,369	18,465	14,262

Non-Interest Income
Commissions on sales of title policies	239	332	450	574
Fees and service charges on deposits and loans	399	340	806	698
Income from bank owned life insurance	283	282	560	565
Net gain from sale of mortgage loans originated for sale	130	46	185	74
Net gain for sale of available for sale securities	28	-	51	-
Other	290	286	570	471

Total Non-Interest Income	1,369	1,286	2,622	2,382

Non-Interest Expense
Salaries and employee benefits	4,638	3,997	9,020	8,040
Net occupancy expense of premises	685	678	1,393	1,438
Equipment	669	641	1,327	1,285
Data processing fees	410	400	827	787
Federal Deposit Insurance Premium	301	1,135	602	1,169
Advertising	212	208	346	380
Acquisition costs	411	-	525	-
Other	1,414	843	2,358	1,526

Total Non-Interest Expense	8,740	7,902	16,398	14,625

Income Before Income Taxes	2,290	753	4,689	2,019

Income Taxes	805	207	1,578	590

Net income before noncontrolling interests	1,485	546	3,111	1,429

Plus: net (gain) loss attributable to the noncontrolling interest	(21)	2	(49)	13

Net Income attributable to Roma Financial Corporation	$1,464	$548	$3,062	$1,442

Net income attributable to Roma Financial Corporation per common share
Basic and Diluted	$.05	$.02	$.10	$.05
Dividends Declared Per Share	$.08	$.08	$.16	$.16

Weighted Average Number of Common Shares Outstanding

Basic and Diluted	30,641,573	30,652,206	30,687,459	30,644,223
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

					Unearned	Accumulated
					Shares	Other
	Common Stock		Paid-In	Retained	Held	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Capital	Earnings	By ESOP	(Loss)	Stock	Interest	Total
Balance December 31, 2008	30,888	$3,274	$98,294	$149,926	$(6,765)	$(3,421)	$(29,935)	$1,643	$213,016
Comprehensive income:
Net income for the six months
ended June 30, 2009				1,442				(13)	1,429
Other comprehensive income net of taxes:
Unrealized loss on available for sale securities net of income taxes $(259)						(94)			(94)
Total comprehensive income									1,335
Treasury shares released	44		(721)				721		-
Dividends declared				(1,203)					(1,203)
Capital contributed by minority interest								10	10
Stock-based compensation			574						574
ESOP shares earned			60		271				331
Balance June 30, 2009	30,932	$3,274	$98,207	$150,165	$(6,494)	$(3,515)	$(29,214)	$1,640	$214,063

Balance December 31, 2009	30,933	$3,274	$98,921	$150,131	$(6,224)	$(2,313)	$(29,214)	$1,645	$216,220
Comprehensive income:
Net income for the six months
ended June 30, 2010				3,062				49	3,111
Other comprehensive income net of taxes:
Unrealized gain on available for sale securities net of income taxes and reclassification adjustment ($1,013)						1,430			1,430
Total comprehensive income									4,541
Treasury shares repurchased	(196)						(2,344)		(2,344)
Treasury shares released	44		(703)				703		-
Dividends declared				(1,195)					(1,195)
Stock-based compensation			625						625
ESOP shares earned			52		271				323
Balance June 30, 2010	30,781	$3,274	$98,895	$151,998	$(5,953)	$(883)	$(30,855)	$1,694	$218,170

See notes to consolidated financial statements

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)

Cash Flows from Operating Activities

Net income	$3,111	$1,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	952	982
Stock-based compensation	625	574
Amortization of premiums and accretion of discounts on securities	(311)	(149)
Accretion of deferred loan fees and discounts	(102)	(61)
Gain on sale of securities available for sale	(51)	-
Net gain on sale of mortgage loans originated for sale	(185)	(74)
Mortgage loans originated for sale	(9,258)	(6,522)
Proceeds from sales of mortgage loans originated for sale	9,443	6,596
Net realized loss on sale of real estate owned	-	8
Provision for loan losses	2,041	752
ESOP shares earned	323	331
Decrease (increase) in accrued interest receivable	466	(565)
Increase in cash surrender value of bank owned life insurance	(637)	(481)
Increase in other assets	(148)	(240)
(Decrease) in accrued interest payable	(158)	(656)
(Decrease) increase in other liabilities	(581)	1,738

Net Cash Provided by Operating Activities	5,530	5,454

Cash Flows from Investing Activities

Proceeds from maturities, calls and principal repayments of securities available for sale	7,071	6,605
Proceeds from sale of securities available for sale	2,055	-
Purchases of securities available for sale	(10,003)	(20,837)
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	172,487	77,000
Purchases of investment securities held to maturity	(110,890)	(197,728)
Principal repayments on mortgage-backed securities held to maturity	36,625	40,832
Purchases of mortgage-backed securities held to maturity	(70,479)	(11,963)
Proceeds from sale of real estate owned	-	60
Net increase in loans receivable	(25,815)	(36,897)
Additions to premises and equipment and real estate owned via equity investment	(2,834)	(825)
(Purchase) redemption of Federal Home Loan Bank of New York and ACBB stock	(698)	496

Net Cash Used in Investing Activities	(2,481)	(143,257)

Cash Flows from Financing Activities
Net increase in deposits	94,138	167,278
Increase in advance payments by borrowers for taxes and insurance	152	224
Dividends paid to minority stockholders of Roma Financial Corp.	(1,207)	(1,200)
Redemption of Federal Home Loan Bank of New York advances	(1,087)	(21,040)
Proceeds from Federal Home Loan Bank of NewYork advances	7,000	-
Purchases of treasury stock	(2,344)	-

Net Cash Provided by Financing Activities	96,652	145,272

Net Increase in Cash and Cash Equivalents	99,701	7,469

Cash and Cash Equivalents – Beginning	50,895	80,419

Cash and Cash Equivalents – Ending	$150,596	$87,888

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)
      (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)

Supplementary Cash Flows Information

Income taxes paid, net	$1,232	$602

Interest paid	$9,690	$10,172
Securities purchased and not settled	$43,468	$13,000
Loan receivable transferred to other repossessed assets	$400	$-

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

The Banks offer traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank operates from its main office in Robbinsville, New Jersey, and thirteen branch offices located in Mercer, Burlington and Ocean Counties, New Jersey. RomAsia Bank operates from two locations in Monmouth Junction, New Jersey. As of June 30, 2010, the Banks had 179 full-time employees and 39 part-time employees.  Roma Bank maintains a website at www.romabank.com.

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

NOTE B - BASIS OF PRESENTATION (Continued)

In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and six months ended June 30, 2010 and 2009.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year or other interim periods.

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

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business.  In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of June 30, 2010, on the Company’s consolidated financial position or results of operations.

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

Outstanding stock options and restricted stock grants for the three and six months ended June 30, 2010 were not considered in the calculation of diluted earnings per share because they were antidilutive.

NOTE E – STOCK BASED COMPENSATION

Equity Incentive Plan

At the Annual Meeting held on April 23, 2008, stockholders of the Company approved the Roma Financial Corporation  2008 Equity Incentive Plan. On June 25, 2008 directors, senior officers and certain employees of the Company were granted, in the aggregate, 820,000 stock options and awarded 222,000 shares of restricted stock.

The 2008 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. The Company has reserved 1,292,909 shares of common stock for issuance upon the exercise of options granted under the 2008 Plan and 517,164 shares for grants of restricted stock.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Market Value of a share of Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2008 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At June 30, 2010, there were 472,909 shares available for option grants under the 2008 Plan and 295,164 shares available for grants of restricted stock.

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

ASC Topic 718 also requires the Company to realize as a financing cash flow rather than an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense.  In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees and outside directors within “salaries and employee benefits” in the consolidated statement of income to correspond with the same line item as the cash compensation paid.

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

NOTE E – STOCK BASED COMPENSATION (Continued)

The following is a summary of the status of the Company’s stock option activity and related information for the six months ended June 30, 2010:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at January 1, 2010	820,000	$13.67

Granted	-	-
Exercised	-	-
Forfeited	-	-

Balance at June 30, 2010	820,000	$13.67	8.0 years	$0.00

Exercisable at June 30, 2010	328,000	$13.67

The following is a summary of the status of the Company’s restricted shares as of June 30, 2010 and changes during the three months ended June 30, 2010.

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at January 1, 2010	177,600	$13.67

Granted	-	-
Forfeited	-	-
Vested	44,400	13.67
Non-vested restricted shares at June 30, 2010	133,200	$13.67

Stock option and stock award expenses included in compensation expense was $300,000 and $597,000, respectively, for the three and six months ended June 30, 2010 with a respective tax benefit of $120,000 and $239,000, and $300,000 and $574,000, respectively for the three and six months ended June 30, 2009, with a respective tax benefit of $120,000 and $230,000.  At June 30, 2010, approximately $3.6 million of unrecognized cost, related to outstanding stock options and restricted shares, will be recognized over a period of approximately 3.00 years.

Equity Incentive Plan – RomAsia Bank

The stockholders of RomAsia Bank approved an equity incentive plan in 2009. On January 6, 2010, directors, senior officers and certain employees of the RomAsia Bank were granted, in the aggregate, options to purchase 75,500 shares of RomAsia common stock.

The Plan enables the Board of Directors of RomAsia Bank to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. RomAsia has reserved 225,000 shares of it’scommon stock for issuance upon the exercise of options granted under the Plan.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Market Value of a share of RomAsia’s Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At June 30, 2010, there were 149,500 shares available for option grants under the Plan.

NOTE E – STOCK BASED COMPENSATION (Continued)

The stock options will vest over a five year service period and are exercisable within ten years. Compensation expense for all option grants is recognized over the awards’ respective requisite service period.  The fair value of stock options granted in the six months ended June 30, 2010 was:

Expected life	6.5 years
Risk-free rate	3.33%
Volatility	25.76%
Dividend yield	0.0%
Fair Value	$2.89

The following is a summary of the status of the RomAsia’s stock option activity and related information for the three months ended June 30, 2010:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at January 1, 2010	-	$-

Granted	75,500	8.47
Exercised	-	-
Forfeited	-	-

Balance at June 30, 2010	75,500	$8.47	9.50 years	$0.00

Exercisable at June 30, 2010	-

Stock option expense, related to the RomAsia plan included with compensation expense was $11,000 and $21,000 for the three and six months ended June 30, 2010, and zero for three and six months ended June 30, 2009, with a related tax benefit of $5,000 and $9,000 for the three and six months ended June 30, 2010, and zero in 2009.    At June 30, 2010, approximately $197,000 unrecognized cost, related to outstanding stock options, will be recognized over a period of approximately 4.50 years.

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

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants. Shares released from the suspense account will be allocated among the participants on the basis of compensation,  as described by the Plan, in the year of allocation.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  As of June 30, 2010 there were 593,286 unearned shares. The Company’s ESOP compensation expense was $159 thousand and $323 thousand, and $175 thousand and $397 thousand, respectively, for the three and six months ended June 30, 2010 and 2009.

NOTE F- REAL ESTATE OWNED VIA EQUITY INVESTMENTS

In 2008, Roma Bank, together with two individuals, formed 84 Hopewell, LLC. The LLC was formed to build a commercial office building which includes Roma Bank’s Hopewell branch, corporate offices for the other 50% owners’ construction company and tenant space. Roma Bank made a cash investment of approximately $360,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million. Roma Bank and the construction company both have signed lease commitments to the LLC. With the adoption of guidance in regards to variable interest entities now codified in FASB ASC Topic 810, “Consolidation”, the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements.  As of June 30, 2010 and December 31, 2009, this variable interest entity met the requirements of ASC Topic 810 for consolidation based on Roma Bank being the primary financial beneficiary. This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees. As of June 30, 2010, the LLC had $4.0 million in fixed assets and a loan from Roma Bank for $3.5 million, which was eliminated in consolidation. The LLC had accrued interest payable to the Bank of $11 thousand at June 30, 2010 and during the three and six months then ended the Bank had paid $26 thousand and $51 thousand in rent to the LLC.  Both of these amounts were eliminated in consolidation. Roma Bank’s 50% share of the LLC’s net income for the six months ended June 30, 2010 was $33 thousand.

NOTE G – INVESTMENT SECURITIES

The following summarizes the amortized cost and estimated fair value of securities available for sale at June 30, 2010  and December 31, 2009 with gross unrealized gains and losses therein: (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSE’s)	$9,177	$397	$-	$9,574
Obligations of state and political subdivisions	5,236	76	25	5,287
U.S. Government (including agencies)	12,477	82	5	12,554
Equity securities	1,383	1,824	1	3,206
Mutual fund shares	2,808	-	29	2,779
Corporate bond	500	-	3	497

	$31,581	$2,379	$63	$33,897

NOTE G – INVESTMENT SECURITIES (Continued)

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSE’s)	$8,091	$217	$-	$8,308
Obligations of state and political subdivisions	9,557	48	149	9,456
U.S. Government (including agencies)	8,500	3	196	8,307
Equity securities	1,383	4	-	1,387
Mutual fund shares	2,740	-	54	2,686

	$30,271	$272	$399	$30,144

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2010:
Mortgage-backed securities-GSE’s	$-	$-	$-	$-	$-	$-
Obligations of state & political subdivisions	1,315	25	-	-	1,315	25
U.S. Government, (including agencies)	1,001	5	-	-	1,001	5
Mutual funds	-	-	2,779	29	2,779	29
Equity security	49	1	-	-	49	1
Corporate bond	497	3	-	-	497	3

	$2,862	$34	$2,779	$29	$5,641	$63

December 31, 2009:
U.S. Government (including agencies)	$8,307	$196	$-	$-	8,307	196
Obligations of state & political subdivisions	5,351	149	-	-	5,351	149
Mutual funds	-	-	2,686	54	2,686	54

	$13,658	$345	$2,686	$54	$16,344	$399

NOTE G – INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of securities available for sale at June 30, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)

One year or less	$540	$541
After one to five years	1,006	1,001
After five to ten years	9,431	9,496
After ten years	7,236	7,300
Total	18,213	18,338
Mortgage-backed securities	9,177	9,574
Equity securities	1,383	3,206
Mutual funds	2,808	2,779
Total	$31,581	$33,897

The following summarizes the amortized cost and estimated fair value of securities held to maturity at June 30, 2010 and December 31, 2009 with gross unrealized gains and losses therein: (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)

Held to maturity:
U.S. Government (including agencies)	$273,019	$2,048	$10	$275,057
Obligations of state and political subdivisions	11,942	248	-	12,190
Corporate bond	981	18	-	999

	$285,942	$2,314	$10	$288,246

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)

Held to maturity:
U.S. Government (including agencies)	$292,427	$149	$3,897	$288,679
Obligations of state and political subdivisions	11,943	139	86	11,996
Corporate bond	979	19	-	998

	$305,349	$307	$3,983	$301,673

NOTE G – INVESTMENT SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2010
U.S. Government	$11,960	$10	$-	$-	$11,960	$10
Obligations of state & political subdivisions	-	-	-	-	-	-
	$11,960	$10	$-	$-	$11,960	$10

December 31, 2009
U.S. Government	$243,639	$3,897	$-	$-	$243,639	$3,897
Obligations of state & political subdivisions	5,574	86	-	-	5,574	86
	$249,213	$3,983	$-	$-	$249,213	$3,983

The amortized cost and estimated fair value of securities held to maturity at June 30, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In Thousands)

One year or less	$55	$55
After one to five years	12,735	12,817
After five to ten years	206,485	208,443
After ten years	66,667	66,931
Total	$285,942	$288,246

Proceeds from the sale of securities available for sale amounted to $1.6 million and $2.1 million for the three and six months ended June 30, 2010 with a realized gain of $28 thousand and $51 thousand, respectively.  There were no sales of securities available for sale for the three and six months ended June 30, 2009.

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

At June 30, 2010, the Company’s available for sale and held to maturity debt securities portfolio consisted of approximately 170 securities, of which 10 were in an unrealized loss position for less than twelve months and 0 were in a loss position for more than twelve months. No OTTI charges were recorded for the three or six months ended June 30, 2010. The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

The available for sale mutual funds consists of  CRA investments and currently have an unrealized loss of approximately $29 thousand.  They have been in a loss position for the last two years with the greatest unrealized loss being approximately $184 thousand. Management does not believe the mutual fund securities available for sale are OTTI due to reasons of credit quality.  Accordingly, as of June 30, 2010, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Approximately $110.1 million of securities held to maturity are pledged as collateral for Federal Home Loan Bank of New York (“FHLBNY”) advances, borrowings, and deposits at June 30, 2010.

The following tables set forth the composition of our mortgage- backed securities portfolio as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)

Government National Mortgage Association	$6,296	$241	$1	$6,537
Federal Home Loan Mortgage Corporation	109,905	6,586	260	116,231
Federal National Mortgage Association	156,512	8,548	1	165,058
Collateralized mortgage obligations-GSE’s	10,665	421	32	11,054

	$283,378	$15,796	$294	$298,880

NOTE G – INVESTMENT SECURITIES (Continued)

	December 31, 2009
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)

Government National Mortgage Association	$7,148	$149	$21	$7,276
Federal Home Loan Mortgage Corporation	123,244	5,190	721	127,713
Federal National Mortgage Association	107,294	5,299	23	112,570
Collateralized mortgage obligations-GSE’s	10,740	459	-	11,199

	$248,426	$11,097	$765	$258,758

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

June 30, 2010
Government National Mortgage Association	$-	$1	$-	$-	$-	$1
Federal Home Loan Mortgage Corporation	3,430	250	735	10	4,166	260
Federal National Mortgage Association	-	-	9	1	9	1
Collateralized Mortgage Obligations-GSE’s	1,977	32	-	-	1,976	32
	$5,407	$283	$744	$11	$6,151	$294

The amortized cost and estimated fair value of mortgage backed securities held to maturity at June 30, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In Thousands)

One year or less	$3	$2
After one to five years	22,732	23,860
After five to ten years	29,602	31,579
After ten years	231,041	243,439
Total	$283,378	$298,880

NOTE G – INVESTMENT SECURITIES (Continued)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

December 31, 2009:
Government National Mortgage Association	$994	$20	$52	$1	$1,046	$21
Federal Home Loan Mortgage Corporation	5,230	224	1,549	497	6,779	721
Federal National Mortgage Association	-	-	1,131	23	1,131	23

	$6,224	$244	$2,732	$521	$8,956	$765

As of June 30, 2010, there was 1 Government National Mortgage Association, 10 Federal Home Loan Mortgage Corporation, 3 Federal National Mortgage Association, and 1 collateralized mortgage obligations, in unrealized loss positions. Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment.  The unrealized losses on mortgage-backed securities relate primarily to fixed interest rate and, to a lesser extent, adjustable interest rate securities.  Such losses are the result of changes in interest rates and not credit concerns. The Bank, the Investment Co. and RomAsia Bank  does not intend to sell these securities and it is not more likely than not that they will be required to sell these securities, therefore, no OTTI is required.

NOTE H - LOANS RECEIVABLE, NET

Loans receivable, net at June 30, 2010 and December 31, 2009 were comprised of the following (in thousands):

	June 30,	December 31
	2010	2009
Real estate mortgage loans:
Conventional 1-4 family	$262,278	$251,937
Commercial and multi-family	182,831	172,334
	445,109	424,271
Construction	23,000	26,162
Consumer:
Equity and second mortgages	137,248	133,199
Other	1,139	1,024
	138,387	134,223
Commercial	15,714	12,302

Total loans	622,210	596,958
Less:
Allowance for loan losses	7,268	5,243
Deferred loan fees	465	432
Loans in process	5,242	5,524
	12,975	11,199
Total loans receivable, net	$609,235	$585,759

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

June 30, 2010	December 31, 2009
(In Thousands)

Recorded investment in impaired loans without specific allowance	$21,664	$16,842
Recorded investment in impaired loans with specific allowance	9,894	7,783
Related allowance for loan losses	(4,132)	(2,483)
	$27,426	$22,142

Non-accrual loans increased $5.5 million to $20.3 million at June 30, 2010 compared to $14.8 million at December 31, 2009. Included in the increase is $4.2 million of commercial loans and $1.3 million of residential mortgages and equity loans. Approximately 80% of the loans added to the commercial non-performing category represent loans to builder developers. The remaining loan added to commercial non-performing loans was to a restaurant. The Company is taking a proactive approach in identifying loans at an early stage that may be experiencing cash flow deterioration or collateral weakening even though the loan remains current. The Company is in the process of obtaining new appraisals on all substandard real estate loans and any other loans that are identified as having early warning signs of weakening.

NOTE  I - DEPOSITS

A summary of deposits by type of account as of June 30, 2010 and December 31, 2009 is as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand:
Non-interest bearing checking	$37,963	0.00%	$32,481	0.00%
Interest bearing checking	131,656	0.44%	129,505	0.44%
	169,619	0.35%	161,986	0.35%
Savings and club	315,219	0.96%	275,990	0.91%
Certificates of deposit	625,055	2.48%	577,779	2.47%
Total	$1,109,893	1.72%	$1,015,755	1.71%

At June 30, 2010, the Company had contractual obligations for certificates of deposit that mature as follows (in thousands):

One year or less	$405,053
After one to three years	181,973
After three years	38,029
Total	$625,055

NOTE J – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of June 30, 2010 and December 31, 2009 (in thousands):

	Estimated
	Useful	June 30,	December 31,
	Lives	2010	2009
Land for future development	-	$1,054	$1,054
Construction in progress	-	147	220
Land and land improvements	-	5,428	5,428
Buildings and improvements	20-50 yrs	37,191	35,299
Furnishings and equipment	3-10 yrs.	10,583	9,543
Total premises and equipment		54,403	51,544
Accumulated depreciation		13,367	12,415
Total		$41,036	$39,129

NOTE K – FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At June 30, 2010 and December 31, 2009, the Banks had outstanding amortizing Federal Home Bank of New York (FHLBNY) advances as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
		Interest		Interest
	Amount	Rate	Amount	Rate
Maturing:
September 30, 2010	$739	4.49%	$ 1,826	4.49%

Scheduled principal payments are follows (in thousands):
One year or less	$739
More than one year through three years	-
$739

At June 30, 2010 and December 31, 2009, Roma Bank and RomAsia Bank also had outstanding FHLBNY advances totaling $30.0 million and $23.0 million, respectively. The borrowings are as follow (in thousands):

06/30/2010	12/31/2009	Interest Rate	Maturity Date	Call Date

$23,000	$23,000	3.90%	10/29/2017	10/29/2010
500	500	0.67%	09/20/2010	-
1,500	1,500	0.90%	03/21/2011	-
3,500	3,500	1.47%	03/19/2012	-
1,500	1,500	2.09%	03/19/2013	-
$30,000	$30,000

Securities sold under agreements to repurchase are treated as financings and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at June 30, 2010 and December 31, 2009. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015, callable 08/22/10, at 3.22%; $20.0 million maturing in 2018, callable at 08/22/11, at 3.51%; and $10.0 million maturing in 2018, callable at 08/22/13, at 3.955%. The agreement is collateralized by securities described in the underlying agreement which are held in safekeeping by the FHLBNY. At June 30, 2010, the fair value of the mortgage-backed securities used as collateral under the agreement was approximately $48 million.

NOTE L – RETIREMENT PLANS

Components of net periodic pension cost for the three months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Service cost	$96	$97	$192	$194
Interest cost	155	147	310	294
Expected return on plan assets	(144)	(123)	(288)	(246)
Amortization of unrecognized net loss	61	89	122	178
Amortization of unrecognized past service liability	4	4	8	7

Net periodic benefit expense	$172	$214	$344	$427

NOTE M – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit.  Outstanding loan commitments at June 30, 2010 were as follows (in thousands):

June 30,
2010
Residential mortgage and equity loans	$12,177
Commercial loans committed not closed	15,367
Commercial lines of credit	14,743
Consumer unused lines of credit	41,428
Commercial standby letters of credit	1,317
$85,032

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at June 30, 2010 and December 31, 2009 is as follows (in thousands):

	June 30,	December 31,
	2010	2009
Standby letters of credit	$1,317	$4,210
Outstanding loan and credit line commitments	$83,715	$67,791

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The current amount of the liability related to guarantees under standby letters of credit issued is not material as of June 30, 2010.

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

NOTE M – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (Continued)

The Banks have non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2010: (In thousands)

Year Ended June 30:

2011	$496
2012	500
2013	512
2014	529
2015	535
Thereafter	6,872
Total Minimum Payments Required	$9,444

Included in the total required minimum lease payments is $1,805,000 of payments to the LLC. The Company eliminates these payments in consolidation.

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

NOTE N –FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value June 30, 2010
	(In Thousands)

Securities available for sale	$-	$33,897	$-	$33,897

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value June 30, 2010
	(In Thousands)

Impaired loans	$-	$-	$5,762	$5,762
Real estate and other assets owned	$-	$-	$2,449	$2,449

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

Real estate and other repossessed assets owned increased from December 31, 2009 and June 30, 2010 by the addition of $911 in repossessed real estate and other assets, which was offset by the reduction in listing prices of $390.

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2010, and December 31, 2009.

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans carried at fair value are those impaired loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair

NOTE N –FAIR VALUE  MEASUREMENTS AND DISCLOSURES (Continued)

value at June 30, 2010 consists of the loan balances of $9.9 million, net of a valuation allowance of $4.1 million. The fair value at December 31, 2009 consists of the loan balances of $7.8 million, net of a valuation allowance of $2.5 million.

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

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of June 30, 2010 and December 31, 2009.

NOTE N –FAIR VALUE  MEASUREMENTS AND DISCLOSURES (Continued)

The carrying amounts and estimated fair values of financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$150,596	$150,596	$50,895	$50,895
Securities available for sale	33,897	33,897	30,144	30,144
Investment securities held to maturity	285,942	288,246	305,349	301,673
Mortgage-backed securities held to maturity	283,378	298,880	248,426	258,758
Loans receivable, net	609,235	619,887	585,759	594,853
Federal Home Loan Bank of New York Stock and ACBB stock	3,743	3,743	3,045	3,045
Interest receivable	6,002	6,002	6,468	6,468

Financial liabilities:
Deposits	1,109,893	1,111,456	1,015,755	1,032,497
Federal Home Loan Bank of New York Advances	30,739	33,418	24,826	27,097
Securities sold under agreements to repurchase	40,000	43,987	40,000	42,737
Accrued interest payable	1,068	1,068	1,226	1,226

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

NOTE O –OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive loss at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010	December 31, 2009
	(in Thousands)

Net unrealized gain (loss) on securities available for sale	$2,316		$(127)
Tax effect	(957)		56
Net of tax amount	1,359		(71)

Minimum pension liability	(3,745)		(3,745)
Tax effect	1,503		1,503
Net of tax amount	(2,242)		(2,242)

Accumulated other comprehensive loss	$(883)	$	(2,313)

The components of other comprehensive income for the six months ended June 30, 2010 and 2009 and their related tax effects are presented in the following table:

	June 30, 2010	June 30, 2009
	(in Thousands)

Unrealized holding gains on available for sale securities:
Unrealized holding gains (losses) arising during the year	$2,495	$(352)
Reclassification adjustment for Realized gains on sales	(51)	-
Net unrealized gains (losses) on securities available for sale	2,444	(352)
Tax effect	(1,014)	258

Other comprehensive income	$1,430	$(94)

NOTE P – SUBSEQUENT EVENT

On July 16, 2010, the Company completed the merger of Sterling Banks, Inc. with Roma Financial Corporation. Roma Financial Corporation acquired all of the outstanding shares of Sterling for a total purchase price of $14.7 million in cash, or $2.52 per share for each share of Sterling common stock outstanding.

Because the merger was completed within one week of this filing, the Company is still in the process of gathering the necessary information, including the fair market values, that are necessary to complete the initial accounting.

The assets, liabilities and equity interests acquired in the transaction have not materially changed from those disclosed at the time the proposed merger was announced. See the Company’s Current report on Form 8-K filed with the SEC on March 18, 2010.

No measurement period adjustments were recognized during the reporting period or to the date of the filing.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

General

Total assets increased by $144.9 million to $1.5 billion at June 30, 2010, compared to $1.3 billion at December 31, 2009. Total liabilities increased $142.9 million to $1.2 billion at June 30, 2010, compared to $1.1 billion at December 31, 2009.  Total stockholders’ equity increased $1.9 million to $218.2 million at June 30, 2010. The increase in assets was primarily funded by deposit growth of $94.1 million and $43.5 million liability for securities purchased and not settled at June 30, 2010.  The increase in assets consists primarily of a $99.7 million increase in cash and cash equivalents.

Deposits

Total deposits increased $94.1 million to $1.1 billion at June 30, 2010, compared to $1.0 billion at December 31, 2009. Non-interest bearing demand deposits increased $5.5 million to $38.0 million at June 30, 2010, and interest bearing demand deposits increased $2.1 million to $131.7 million. Savings and club accounts increased $39.2 million to $315.2 million, and certificates of deposit increased $47.3 million to $625.1 million at June 30, 2010.

Investments (Including Mortgage-Backed Securities)

The investment portfolio increased $19.3 million to $603.2 million at June 30, 2010, compared to $583.9 million at December 31, 2009. Securities available for sale increased $3.8 million to $33.9 million at June 30, 2010, compared to $30.1 million at December 31, 2009, primarily due to investments made by RomAsia Bank.   Investments held to maturity decreased $19.4 million to $285.9 million at June 30, 2010, compared to $305.3 million at December 31, 2009, primarily due to calls. Mortgage-backed securities increased $35.0 million to $283.4 million at June 30, 2010, compared to $248.4 million at December 31, 2009.

Loans

Net loans increased by $23.5 million to $609.2 million at June 30, 2010, compared to $585.8 million at December 31, 2009.  Commercial and multi-family real estate mortgages increased $10.5 million to $182.8 million at June 30, 2010, compared to $172.3 million at December 31, 2009. Gross construction loans decreased $3.2 million to $23.0 million at June 30, 2010, compared to $26.2 million at December 31, 2009. Residential and consumer loans increased $14.5 million from December 31, 2009 to June 30, 2010. The poor economy has caused loan demand to languish.

Other Assets

All other asset categories, except cash and cash equivalents, increased by $2.4 million from December 31, 2009 to June 30, 2010.  This increase was primarily caused by an increase of $1.9 million in premises and equipment, and an increase in real estate and other repossessed assets of $521 thousand. Premises and equipment increased primarily because of two major branch renovations, the fit out of unused space at the corporate headquarters, and the new branch opened by RomAsia. This was offset to some degree by a decrease in other assets in this category.

Borrowed Money

The $5.9 million increase in Federal Home Loan Bank of New York (FHLBNY) advances during the six months ended June 30, 2010 was due to $7.0 million in borrowings by RomAsia Bank offset by principal repayments of $1.1 million on Roma Bank FHLBNY advances. At June 30, 2010, the outstanding FHLBNY borrowings were $31.3 million, compared to $24.8 million at December 31, 2009.

Other Liabilities

Other liabilities increased $42.9 million to $58.1 million at June 30, 2010. The net increase was primarily due to $43.5 million liability recorded for  securities purchased and not settled at June 30, 2010.

Stockholders’ Equity

Stockholders’ equity increased $2.0 million to $218.2 million at June 30, 2010 compared to $216.2 million at December 31, 2009. The net increase was primarily due to net income of $3.1 million and an increase of $1.4 million in other comprehensive income, which was offset by $1.2 million in dividend payments and $2.3 million in stock repurchases.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General

Net income increased $916 thousand to $1.5 million for the quarter ended June 30, 2010, compared to $548 thousand  for the prior year period.  The increase was primarily due to an increase of $2.7 million in net interest income, reduced by an increase of $838 thousand in non-interest expense, an increase of $384 thousand in the provision for loan losses and an increase of $598 thousand in income tax expense.

Interest Income

Interest income increased by $1.9 million to $15.2 million for the three months ended June 30, 2010 compared to $13.3 million for the prior year period. Interest income from loans increased $819 thousand to $8.4 million for the three months ended June 30, 2010.  The increase was primarily due to an increase in the portfolio, which was offset by a decrease in the weighted average interest rate on loans. Interest income from residential mortgage loans increased $100 thousand over the comparable quarter ended June 30, 2009, while interest income from equity loans increased $2 thousand.  The weighted average interest rates for mortgage and equity loans at June 30, 2010 were 5.38% and 5.38%, respectively, compared to 5.57% and 5.59%, respectively, in the prior year.  Interest income from commercial and multifamily mortgage loans and commercial loans increased $734 thousand from period to period.  The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 6.1% at June 30, 2010, and 6.03% at June 30, 2009.

Interest income from mortgage-backed securities decreased $254 thousand over the comparable quarter in 2009. The decrease was primarily due to the decrease in the portfolio balance from year to year.  Interest income from investments held to maturity increased $1.4 million for the quarter ended June 30, 2010. This increase was primarily due to an increase in the portfolio from year to year. Interest income on securities available for sale changed minimally from period to period.  Interest income from other interest earning assets decreased $137 thousand for the three months ended June 30, 2010, compared to the same period in 2009.  This decrease was primarily due to a slight decrease in the average balance of overnight funds from year to year, and by a decrease in overnight rates during the comparable periods.

Interest Expense

Interest expense decreased $799 thousand for the three month period ended June 30, 2010 to $4.7 million compared to $5.5 million for the three months ended June 30, 2009. The decrease was all related to interest expense on deposits. Total deposits increased $178.4 million during the twelve month period ended June 30, 2010. The effect of the increased portfolio was offset by a decrease in the weighted average interest rate of 40 basis points to 1.72% at June 30, 2010.

Provision for Loan Losses

The loan loss provision for the three months ended June 30, 2010 increased $384 thousand to $769 thousand. The increase is representative of the risk profile of the loan portfolio and loan growth in each period. Impaired loans increased $12.1 million to $27.4 million, net of specific reserves, at June 30, 2010, compared to $15.3 million, net of specific reserves, at June 30, 2009.  These loans remain well collateralized and where needed, appropriate specific reserves have been established.  The Company is taking a proactive approach in identifying loans at an early stage that may be experiencing cash flow deterioration or collateral weakening even though the loan remains current.  The Company obtains new appraisals at least annually on substandard assets. Subsequent to June 30, 2010, non- performing loans totaling $159 thousand paid in full.

Non-Interest Income

Non-interest income increased $83 thousand to $1.4 million for the three months ended June 30, 2010, compared to $1.3 million for the three months ended June 30, 2009.  The net increase was primarily derived from increases in gains on sales of mortgage loans and investments of $84 thousand and $28 thousand,  respectively,and, an increase in late charges on loans of $70 thousand. These increases were offset by a decrease in commissions on sale of title policies of $93 thousand.

Non-Interest Expense

Non-interest expense increased $838 thousand to $8.7 million for the three months ended June 30, 2010 compared to $7.9 million for the three months ended June 30, 2009. Salaries and employee benefits increased $641 thousand to $4.6 million for the three months ended June 30, 2010 compared to the same period in the prior year. This increase represents an increase in salaries primarily due to new positions, annual wage adjustments of 3%, and $70 thousand related to the opening of a new branch by RomAsia in June 2010. Other non-interest expenses increased $571 thousand to $1.4 million for the three months ended June 30, 2010, primarily caused by real estate and other repossessed assets expenses.  Expenses related to the acquisition of Sterling Banks increased non-interest expense by $411 thousand during the quarter ended June 30, 2010. Federal Deposit Insurance Premium expense decreased $834 thousand because of the special assessment in 2009.

Provision for Income Taxes

Income tax expense increased by $598 thousand to $805 thousand for the three months ended June 30, 2010 compared to $207 thousand for the three months ended June 30, 2009 primarily as a result of higher pre-tax income and a majority of the merger expense is not tax deductible. Income tax expense, represented an effective rate of  35.1% for the three months ended June 30, 2010, compared to 27.5% in the prior year quarter. The Company pays a state tax rate of 3.6% on the taxable income of the Investment Company and 9.0 % on the taxable income of the other entities.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

General

Net income increased $1.6 million to $3.1 million for the six months ended June 30, 2010, compared to $1.4 million for the prior year period.  The increase was primarily due to an increase of $4.2 million in net interest income after the provision for loan losses reduced by an increase of $1.8 million in other non-interest expense.

Interest Income

Interest income increased by $4.2 million to $30.0 million for the six months ended June 30, 2010 compared to $25.8 million for the prior year period. Interest income from loans increased $1.7 million to $16.7 million for the six months ended June 30, 2010. The increase in interest income from loans was primarily due to an increase in the loan portfolio, offset to some degree by a decrease in the weighted average interest rate on loans. Interest income from residential mortgage loans increased $214 thousand over the comparable six month period ended June 30, 2010 and 2009, while interest income from equity loans decreased approximately $69 thousand.  The weighted average interest rates for mortgage and equity loans at June 30, 2010 were 5.38% and 5.38%, respectively, compared to 5.57% and 5.59%, respectively, in the prior year.  Interest income from commercial and multifamily mortgage loans and commercial loans increased $1.5 million from year to year.  The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 6.19% at June 30, 2010 and 6.03% at June 30, 2009.

Interest income from mortgage-backed securities decreased $1.0 million over the comparable six month period in 2009 due to a reduction in the portfolio caused primarily by principal repayments.   Interest income from investments held to maturity increased $3.9 million for the six months ended June 30, 2010 as compared to June 30, 2009. The increase was primarily related to the increase in the held to maturity portfolio. Interest income on securities available for sale decreased $19 thousand from year to year.  Interest income on other interest earning assets decreased $380 thousand for the six months ended June 30, 2010 compared to the same period in 2009.  This decrease was primarily due to a significant decrease in both the average balance of overnight funds from year to year, and by a significant decrease in overnight rates during the period.

Interest Expense

Interest expense decreased $1.3 million for the six month period ended June 30, 20010 to $9.5 million compared to $10.8 million for the six months ended June 30, 2009. The decrease was due to a $1.3 million decrease in interest paid on deposits. The portfolio of interest bearing deposits increased $178.4 million from year to year. The weighted average interest rate on deposits decreased 40 basis points between June 30, 2009 and June 30, 2010 to 1.72%.  Interest expense on borrowed money decreased $45 thousand for the six month period ended June 30, 2010, compared to 2009 due to a decrease in average borrowed funds for 2010 over 2009.

Provision for Loan Losses

The loan loss provision for the six months ended June 30, 2010 increased $1.3 million to $2.0 million compared to the comparable prior year period. The increase is representative of the risk profile of the loan portfolio and loan growth from period to period. Impaired loans increased $12.1 million to $27.4 million, net of specific reserves, at June 30, 2010, compared to $15.3 million, net of specific reserves, at June 30, 2009.  These loans remain well collateralized and no material losses are anticipated.  Subsequent to June 30, 2010,  non-performing loans in the amount of $159 thousand paid in full.

Non-Interest Income

Non-interest income increased $240 thousand to $2.6 million for the six months ended June 30, 2010, compared to $2.4 million for the six months ended June 30, 2009.  The net increase was derived from fees and service charges on loans which increased $108 thousand from period to period primarily due  to an increase in late charges, an increase in gains on sales of mortgage loans of $111 thousand, and an increase of $51 thousand in gains on sale of securities available for sale. These increases were offset by a decrease of $124 thousand in commissions on sales of title policies.

Non-Interest Expense

Non-interest expense increased $1.7 million to $16.4 million for the six months ended June 30, 2010, compared to $14.6 million for the six months ended June 30, 2009. Salaries and related benefits increased $980 thousand to $9.0 million for the six months ended June 30, 2010, compared to $8.0 million for the same period in the prior year. This increase represents an increase in salaries primarily due to new positions, annual wage adjustments of 3%, and costs related to the opening of a new branch by RomAsia in June 2010. Other non-interest expenses increased $832 thousand to $2.4 million for the six months ended June 30, 2010, primarily caused by real estate and other repossessed assets expenses.  Expenses related to the acquisition of Sterling Banks increased non-interest expense by $525 thousand during the six months ended June 30, 2010. Federal Deposit Insurance premiums decreased during the six months ended June 30, 2010 compared to the same period in 2009 due to the special assessment in 2009.

Provision for Income Taxes

Income tax expense increased by $980 thousand to $1.6 million for the six months ended June 30, 2010, compared to $590 thousand for the six months ended June 30, 2009. Income tax expense, represented a rate of 33.6% for the six months ended June 30, 2010, compared to 29.2% in the prior year. The decrease in tax rate is primarily due to the lower percentage of tax free income to taxable income from period to period. The Company pays a state tax rate of 3.6% on the taxable income of the Investment Company and 9.0% on the taxable income of the other entities.

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

The FASB has issued ASU 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds.  The amendments in the ASU defer the effective date of certain amendments to the consolidation requirements of FASB

New Accounting Pronouncements   (Continued)

Accounting Standards Codification™ (Codification) Topic 810.  Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R).  Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:

●  That has all the attributes of an investment company; or

●  For which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.

The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810.  The amendments in this ASU are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period.  Early application is not permitted.  The adoption of this standard did not have a material impact on our financial position or results of operation.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company’s assets and liabilities are monetary in nature.  Consequently, the Company’s most significant form of market risk is interest rate risk.  The Company’s assets, consisting primarily of mortgage loans, have generally longer maturities than the Company’s liabilities, consisting primarily of short-term deposits.  As a result, a principal part of the Company’s business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended June 30, 2010.

Net Portfolio Value

The Company’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Company’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The OTS produces its analysis based upon data submitted on the Company’s quarterly Thrift Financial Reports.  The following table sets forth Roma Bank’s NPV as of March 31, 2010, the most recent date the NPV was calculated by the OTS (in thousands):

Change In					NPV as Percent of Portfolio
Interest rates		NPV			Value of Assets
In Basis Points			Dollar	Percent	NPV	Change in
(Rate Shock)		Amount	Change	Change	Ratio	Basis Points

+300	bp	$157,389	$(76,855)	(33)%	12.97%	(476	)bp
+200	bp	181,042	(53,201)	(23)%	14.44%	(329	)bp
+100	bp	209,335	(24,908)	(11)%	16.25%	(148	)bp
0	bp	234,243	-	0%	17.73%	-
-100	bp	253,072	18,828	(8)%	18.78%	105	bp

The following table sets forth RomAsia Bank’s NPV as of March 31, 2010, the most recent date the NPV was calculated by the OTS (in thousands):

Change In					NPV as Percent of Portfolio
Interest rates		NPV			Value of Assets
In Basis Points			Dollar	Percent	NPV	Change in
(Rate Shock)		Amount	Change	Change	Ratio	Basis Points

+300	bp	$7,656	$(7,577)	(50)%	7.98%	(649	)bp
+200	bp	10,457	(4,757)	(31)%	10.53%	(394	)bp
+100	bp	12,987	(2,227)	(15)%	12.69%	(178	)bp
0	bp	15,214	-	-%	14.47%	-
-100	bp	17,000	1,787	12%	15.84%	136	bp

Management of the Company believes that there has not been a material adverse change in the market risk during the    three months ended June 30, 2010.

ITEM 4 – Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2010.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2010.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

There were no material pending legal proceedings at June 30, 2010 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – Risk Factors

Management does not believe there were any material changes to the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2009 during the most recent quarter.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On March 18, 2010, the Company announced a five percent open market stock repurchase program, equivalent to 360,680 shares, in open market, based on stock availability, price and the Company’s financial performance.  As of June 30, 2010, 196,000 shares were repurchased under the current plan.  The following table reports information regarding repurchases of the Company’s common stock during the quarter ended June 30, 2010.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of shares that may Yet Be Purchased Under the Plan

April 1-30, 2010	57,000	$12.48	57,000	277,680
May 1-31, 2010	56,000	$11.81	56,000	221,680
June 1-30, 2010	57,000	$11.30	57,000	164,680
Total	170,000	$11.96	170,000	164,680

ITEM 3 – Defaults Upon Senior Securities

None

ITEM 4 – (Reserved)

None

ITEM 5 – Other Information

On July 16, 2010, the Company completed the merger of Sterling Banks, Inc. with Roma Financial Corporation. Roma Financial Corporation acquired all of the outstanding shares of Sterling for a total purchase price of $14.7 million in cash, or $2.52 per share for each share of Sterling common stock outstanding.

Because the merger was completed within one week of this filing, the Company is still in the process of gathering the necessary information, including the fair market values, that are necessary to complete the initial accounting.

The assets, liabilities and equity interests acquired in the transaction have not materially changed from those disclosed at the time the proposed merger was announced. See the Company’s Current report on Form 8-K filed with the SEC on March 18, 2010.

No measurement period adjustments were recognized during the reporting period or to the date of the filing.

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

ROMA FINANCIAL CORPORATION (Registrant)
Date: July 23, 2010	By:	/s/ Peter A. Inverso
Peter A. Inverso President and Chief Executive Officer
Date: July 23, 2010	By:	/s/ Sharon L. Lamont
Sharon L. Lamont Chief Financial Officer