Form 10-Q
period 2010-09-30
ROMA FINANCIAL CORP
filed 2010-11-09
CIK 1355823

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, November 1, 2010:

$0.10 par value common stock - 30,410,912 shares outstanding

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition	2
	at September 30, 2010 and December 31, 2009 (Unaudited)

	Consolidated Statements of Income for the Three & Nine Months Ended	3
	September 30, 2010 and 2009 (Unaudited)

	Consolidated Statements of Changes in Stockholders’ Equity for the Nine	4
	Months Ended September 30, 2010 and 2009 (Unaudited)

	Consolidated Statements of Cash Flows for the Nine Months	5
	Ended September 30, 2010 and 2009 (Unaudited)

	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of	29
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	35

Item 4:	Controls and Procedures	36

PART II - OTHER INFORMATION		36

1: Legal Proceedings 1A: Risk Factors 2: Unregistered Sales of Equity Securities and Use of Proceeds 3: Defaults Upon Senior Securities 4: (Reserved) 5: Other Information 6: Exhibits
SIGNATURES		38

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
September 30, 2010	December 31, 2009
(In thousands, except for share data)
Assets

Cash and amounts due from depository institutions	$ 20,862	$ 9,658
Interest-bearing deposits in other banks	61,116	25,647
Money market funds	65,378	15,590
Cash and Cash Equivalents	147,356	50,895

Investment securities available for sale (“AFS”), at fair value	56,857	30,144
Investment securities held to maturity (“HTM”), at amortized cost (fair value of $316,927 and $301,673, respectively)	314,064	305,349
Mortgage-backed securities held to maturity, at amortized cost (fair value of $315,249 and $258,758, respectively)	301,171	248,426
Loans receivable, net of allowance for loan losses( $6,857 and $5,243, respectively)	888,667	585,759
Real estate and other repossessed assets	3,049	1,928
Real estate owned via equity investment	3,998	4,053
Premises and equipment, net	48,778	39,129
Goodwill	1,826	572
Federal Home Loan Bank of New York and ACBB stock	4,296	3,045
Accrued interest receivable	7,924	6,468
Bank owned life insurance	27,811	24,299
Other assets	18,601	11,934
Total Assets	$1,824,398	$1,312,001

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$ 64,739	$ 32,481
Interest bearing	1,419,466	983,274
Total deposits	1,484,205	1,015,755
Federal Home Loan Bank of New York advances	29,500	24,826
Securities sold under agreements to repurchase	40,000	40,000
Subordinated debentures	5,100	-
Securities purchased and not settled	32,620	-
Advance payments by borrowers for taxes and insurance	2,706	2,663
Accrued interest payable and other liabilities	12,985	12,537
Total Liabilities	1,607,116	1,095,781

Stockholders’ Equity
Common stock, $0.10 par value, 45,000,000 shares authorized, 32,731,875 shares issued;
30,616,373 and 30,932,653 shares outstanding, respectively	3,274	3,274
Paid-in capital	99,245	98,921
Retained earnings	152,243	150,131
Unearned shares held by Employee Stock Ownership Plan	(5,819)	(6,224)
Treasury stock, 2,115,502 and 1,799,222 shares, respectively	(32,643)	(29,214)
Accumulated other comprehensive loss	(731)	(2,313)
Total Roma Financial Corporation stockholders’ equity	215,569	214,575
Noncontrolling interest	1,713	1,645
Total Stockholders’ Equity	217,282	216,220
Total Liabilities and Stockholders’ Equity	$1,824,398	$1,312,001
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30,		Nine Months Ended September 30,
2010	2009	2010	2009
(In thousands, except for share and per share data)		(In thousands, except for share and per share data)

Interest Income
Loans, including fees	$ 11,628	$ 8,092	$ 28,290	$ 23,023
Mortgage-backed securities held to maturity	3,351	3,455	9,909	11,007
Investment securities held to maturity	2,742	2,375	9,078	4,857
Securities available for sale	280	364	564	667
Other interest-earning assets	140	88	338	666

Total Interest Income	18,141	14,374	48,179	40,220

Interest Expense
Deposits	4,988	5,031	13,306	14,601
Borrowings	692	608	1,906	1,867

Total Interest Expense	5,680	5,639	15,212	16,468
Net Interest Income	12,461	8,735	32,967	23,752

Provision for loan losses	1,822	1,257	3,863	2,009

Net Interest Income after Provision for Loan Losses	10,639	7,478	29,104	21,743

Non-Interest Income
Commissions on sales of title policies	248	288	698	862
Fees and service charges on deposits and loans	662	442	1,468	1,140
Income from bank owned life insurance	309	288	869	854
Net gain from sale of mortgage loans originated for sale	137	15	322	89
Net gain for sale of available for sale securities	56	67	107	104
Gain (loss) from sale of real estate owned	79	-	79	(8)
Other	381	199	951	641

Total Non-Interest Income	1,872	1,299	4,494	3,682

Non-Interest Expense
Salaries and employee benefits	5,946	4,178	14,966	12,218
Net occupancy expense of premises	1,129	694	2,522	2,133
Equipment	862	620	2,189	1,905
Data processing fees	523	400	1,350	1,187
Federal Deposit Insurance Premium	544	257	1,146	1,426
Advertising	222	217	568	598
Acquisition costs	357	-	882	-
Provision for loss on real estate owned	315	-	706	-
Other	1,219	791	3,185	2,319

Total Non-Interest Expense	11,117	7,157	27,514	21,786

Income Before Income Taxes	1,394	1,620	6,084	3,639

Income Taxes	552	524	2,130	1,114

Net income before noncontrolling interests	842	1,096	3,954	2,525

Plus: net (gain) loss attributable to the noncontrolling interest	(19)	(11)	(68)	2

Net Income attributable to Roma Financial Corporation	$ 823	$ 1,085	$ 3,886	$ 2,527

Net income attributable to Roma Financial Corporation per common share
Basic and Diluted	$ .03	$ .04	$ .13	$ .08
Dividends Declared Per Share	$ .08	$ .08	$ .24	$ .24

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	30,522,787	30,707,645	30,632,568	30,665,363
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock Shares Amount		Paid-In Capital	Retained Earnings	Unearned Shares Held By ESOP	Accumulated Other Comprehensive (Loss)	Treasury Stock	Noncontrolling Interest	Total
Balance December 31, 2008	30,888	$ 3,274	$ 98,294	$ 149,926	$ (6,765)	$ (3,421)	$ (29,935)	$ 1,643	$213,016
Comprehensive income:
Net income for the nine months
ended September 30, 2009				2,527				(2)	2,525
Other comprehensive income net of taxes:
Unrealized gain on available for sale securities net of income taxes $(56)
and reclassification adjustment						187			187
Total comprehensive income									2,712
Treasury shares released	44		(721)				721		-
Dividends declared				(1,806)					(1,806)
Capital contributed by minority interest								10	10
Stock-based compensation			911						911
ESOP shares earned			96		406				502
Balance September 30, 2009	30,932	$ 3,274	$ 98,580	$150,647	$ (6,359)	$ (3,234)	$ (29,214)	$ 1,651	$215,345

Balance December 31, 2009	30,933	$ 3,274	$ 98,921	$150,131	$ (6,224)	$ (2,313)	$ (29,214)	$ 1,645	$216,220
Comprehensive income:
Net income for the nine months
ended September 30, 2010				3,886				68	3,954
Other comprehensive income net of taxes:
Unrealized gain on available for sale securities net of income taxes($1,122) and reclassification adjustment						1,582			1,582
Total comprehensive income									5,536
Treasury shares repurchased	(361)						(4,132)		(4,132)
Treasury shares released	44		(703)				703		-
Dividends declared				(1,774)					(1,774)
Stock-based compensation			964						964
ESOP shares earned			63		405				468
Balance September 30, 2010	30,616	$ 3,274	$ 99,245	$152,243	$ (5,819)	$ (731)	$ (32,643)	$ 1,713	$ 217,282

See notes to consolidated financial statements

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,
2010	2009
(In thousands)
Cash Flows from Operating Activities

Net income	$3,954	$ 2,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,572	1,487
Stock-based compensation	964	911
Amortization of premiums and accretion of discounts on securities	3	(78)
Accretion of deferred loan fees and discounts	(155)	(89)
Gain on sale of securities available for sale	(107)	(104)
Net gain on sale of mortgage loans originated for sale	(322)	(89)
Mortgage loans originated for sale	(13,941)	(7,897)
Proceeds from sales of mortgage loans originated for sale	14,263	7,986
Net realized (gain) loss on sale of real estate owned	(79)	8
Provision for loan losses	3,863	2,009
ESOP shares earned	468	502
Increase in accrued interest receivable	(1,456)	(2,161)
Increase in cash surrender value of bank owned life insurance	(899)	(727)
Increase in other assets	1,644	167
(Decrease) increase in accrued interest payable	(183)	228
(Decrease) increase in other liabilities	(4,055)	3,044

Net Cash Provided by Operating Activities	5,534	7,722

Cash Flows from Investing Activities

Proceeds from maturities, calls and principal repayments of securities available for sale	14,894	4,467
Proceeds from sale of securities available for sale	3,464	6,281
Purchases of securities available for sale	(16,034)	(22,700)
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	304,697	83,000
Purchases of investment securities held to maturity	(297,020)	(274,725)
Principal repayments on mortgage-backed securities held to maturity	57,921	60,908
Purchases of mortgage-backed securities held to maturity	(87,582)	(21,883)
Proceeds from sale of real estate owned	1,758	60
Net increase in loans receivable	(34,498)	(55,021)
Additions to premises and equipment and real estate owned via equity investment	(3,829)	(865)
(Purchase) redemption of Federal Home Loan Bank of New York and ACBB stock	(172)	474
Cash acquired in merger, net of cash used in acquisition	16,032	-
Addition to real estate via equity investment	-	(100)

Net Cash Used in Investing Activities	(40,369)	(220,104)

Cash Flows from Financing Activities

Net increase in deposits	147,729	202,146
Increase in advance payments by borrowers for taxes and insurance	43	230
Dividends paid to minority stockholders of Roma Financial Corp.	(1,785)	(1,803)
Capital contribution by noncontrolling interest	-	10
Purchases of treasury stock	(4,132)	-
Redemption of Federal Home Loan Bank of New York advances	(17,559)	(21,568)
Proceeds from Federal Home Loan Bank of New York advances	7,000	-

Net Cash Provided by Financing Activities	131,296	179,015

Net Increase in Cash and Cash Equivalents	96,461	(33,367)
Cash and Cash Equivalents – Beginning	50,895	80,419

Cash and Cash Equivalents – Ending	$ 147,356	$ 47,052

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)
      (Unaudited)

Nine Months Ended September 30,
2010	2009
(In thousands)

Supplementary Cash Flows Information

Income taxes paid, net	$ 2,592	$ 1,727

Interest paid	$ 15,370	$ 16,240
Securities purchased and not settled	$ 32,620	$ 2,995
Loan receivable transferred to other repossessed assets	$911	$ -

Fair value of assets acquired, net of cash and cash equivalents acquired	$ 329,708	$ -

Fair value of liabilities assumed	$ 345,740	$ -

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

The Banks offer traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank operates from its main office in Robbinsville, New Jersey, and twenty-three branch offices located in Mercer, Burlington, Camden and Ocean Counties, New Jersey. RomAsia Bank operates from two locations in Monmouth Junction, New Jersey. As of September 30, 2010, the Banks had 288 full-time employees and 50 part-time employees.  Roma Bank maintains a website at www.romabank.com.

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

NOTE B - BASIS OF PRESENTATION (Continued)

In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and nine months ended September 30, 2010 and 2009.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year or other interim periods.

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

Effective April 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) guidance now codified as FASB ASC Topic 855, Subsequent Events.  This guidance establishes general standards for accounting and for disclosure of events that occur after the balance sheet date but before financial statements are issued.  The subsequent event guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.  Management evaluated subsequent events until the date of issuance of this report and concluded that no events occurred that were of a material nature.

NOTE C – ACQUISITION

On July 16, 2010, the Company completed its acquisition of Sterling Banks, Inc., the holding company for Sterling Bank.  The transaction qualified as a tax-free reorganization for federal income tax purposes. The final consideration paid in the transaction to stockholders of Sterling Banks, Inc. consisted of $2.52 per share or $14,725,000, in cash.

The Company accounted for the transaction using the acquisition method pursuant to FASB ASC 805 “Business Combinations”. Accordingly, the Company recorded merger and acquisition expenses totaling $822 thousand during the nine months ended September 30, 2010. The Company’s results of operations include Sterling Banks, Inc. and Sterling Bank from the date of acquisition. Additionally, ASC 805 “Business Combinations” requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Assets:
Cash and cash equivalents	$ 30,757
Investments	32,707
Loans	272,313
Real estate owned	2,593
Premises and equipment	7,337
Bank owned life insurance	2,613
Goodwill	1,254
Deferred income taxes	7,100
Other assets	3,791
Total Assets Acquired	360,465
Liabilities
Deposits	$ 320,721
Federal Home Loan Bank of New York advances	15,233
Subordinated debentures	5,100
Other liabilities	4,686
Total Liabilities Assumed	345,740
Net Assets Acquired	$ 14,725

As noted above, the Company acquired loans with a fair value of $272.3 million.  Included in this amount was $47.4 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. In accordance with the “Loans and Debt Securities Acquired with Deteriorating Credit Quality” section of FASB ASC 310 “Receivables,” the Company recorded a non accretable credit mark discount of $13.3 million, which is defined as the loans’ contractually required payments receivable in excess of the amount of its cash flows expected to be collected.  The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of a loan’s credit quality at the acquisition date.

The following summarizes the unaudited pro forma results of operations for the nine months ended September 30, 2010 and 2009, as if the Company acquired Sterling Banks, Inc. and Sterling Bank on January 1, 2009. The pro forma results for 2009 include merger costs net of tax of $529 thousand or $.02 per diluted share.
	09/30/10	09/30/09
Net interest income before provision for loan losses	$ 43,652	$ 31,310
Net income (loss)	$ (8,176)	$ (9,627)
Earnings per share –basic and diluted	$ (0.27)	$ (0.31)
The unaudited proforma results for the three months ended September 30, 2010 and 2009, as if the Company acquired Sterling Banks Inc. and Sterling Bank on January 1, 2009 are as follows:
	09/30/10	09/30/09
Net interest income before provision for loan losses	$ 12,982	$ 11,442
Net income (loss)	$ (3,161)	$ (2,438)
Earnings per share –basic and diluted	$ (.10)	$ (.08)

NOTE D - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business.  In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of September 30, 2010, on the Company’s consolidated financial position or results of operations.

NOTE E – EARNINGS PER SHARE

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

Outstanding stock options and restricted stock grants for the three and nine months ended September 30, 2010 and September 30, 2009, were not considered in the calculation of diluted earnings per share because they were antidilutive.

NOTE F – STOCK BASED COMPENSATION

Equity Incentive Plan

At the Annual Meeting held on April 23, 2008, stockholders of the Company approved the Roma Financial Corporation  2008 Equity Incentive Plan. On June 25, 2008, directors, senior officers and certain employees of the Company were granted, in the aggregate, 820,000 stock options and awarded 222,000 shares of restricted stock.

The 2008 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. The Company has reserved 1,292,909 shares of common stock for issuance upon the exercise of options granted under the 2008 Plan and 517,164 shares for grants of restricted stock.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Market Value of a share of Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2008 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At September 30, 2010, there were 472,909 shares available for option grants under the 2008 Plan and 295,164 shares available for grants of restricted stock.

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

NOTE F – STOCK BASED COMPENSATION (Continued)

The following is a summary of the status of the Company’s stock option activity and related information for the nine months ended September 30, 2010:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at January 1, 2010	820,000	$ 13.67

Granted	-	-
Exercised	-	-
Forfeited	-	-

Balance at September 30, 2010	820,000	$ 13.67	7.75 years	$ 0.00

Exercisable at September 30, 2010	328,000	$ 13.67

The following is a summary of the status of the Company’s restricted shares as of September 30, 2010 and changes during the nine months ended September 30, 2010.

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at January 1, 2010	177,600	$ 13.67

Granted	-	-
Forfeited	-	-
Vested	44,400	13.67
Non-vested restricted shares at September 30, 2010	133,200	$ 13.67

Stock option and stock award expenses included in compensation expense were $300,000 and $900,000, respectively, for the three and nine months ended September 30, 2010 with a respective tax benefit of $120,000 and $360,000, and $300,000 and $911,000, respectively for the three and nine months ended September 30, 2009, with a respective tax benefit of $121,000 and $364,000.  At September 30, 2010, approximately $3.3 million of unrecognized cost, related to outstanding stock options and restricted shares, will be recognized over a period of approximately 2.75 years.

Equity Incentive Plan – RomAsia Bank

The stockholders of RomAsia Bank approved an equity incentive plan in 2009. On January 6, 2010, directors, senior officers and certain employees of the RomAsia Bank were granted, in the aggregate, options to purchase 75,500 shares of RomAsia common stock.

The Plan enables the Board of Directors of RomAsia Bank to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. RomAsia has reserved 225,000 shares of it’s common stock for issuance upon the exercise of options granted under the Plan.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Market Value of a share of RomAsia’s Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of

NOTE F – STOCK BASED COMPENSATION (Continued)

Company’s outstanding shares. At September 30, 2010, there were 149,500 shares available for option grants under the Plan.

The stock options will vest over a five year service period and are exercisable within ten years. Compensation expense for all option grants is recognized over the awards’ respective requisite service period.  The fair value of stock options granted in the nine months ended September 30, 2010 was:

Expected life	6.5 years
Risk-free rate	3.33%
Volatility	25.76%
Dividend yield	0.0%
Fair Value	$2.89

The following is a summary of the status of  RomAsia’s stock option activity and related information for the nine months ended September 30, 2010:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at January 1, 2010	-	$ -

Granted	75,500	8.47
Exercised	-	-
Forfeited	-	-

Balance at September 30, 2010	75,500	$ 8.47	9.25 years	$ 0.00

Exercisable at September 30, 2010	-

Stock option expense, related to the RomAsia plan included with compensation expense was $11,000 and $32,000 for the three and nine months ended September 30, 2010, and zero for three and nine months ended September 30, 2009, with a related tax benefit of $5,000 and $14,000 for the three and nine months ended September 30, 2010, and zero in 2009.    At September 30, 2010, approximately $192,000 of unrecognized cost, related to outstanding stock options, will be recognized over a period of approximately 4.25 years.

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

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants. Shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  As of September 30, 2010 there were 581,757 unearned shares. The Company’s ESOP compensation expense was $146 thousand and $468 thousand, and $171 thousand and $502 thousand, respectively, for the three and nine months ended September 30, 2010 and 2009.

NOTE G – REAL ESTATE OWNED VIA EQUITY INVESTMENTS

In 2008, Roma Bank, together with two individuals, formed 84 Hopewell, LLC. The LLC was formed to build a commercial office building which includes Roma Bank’s Hopewell branch, corporate offices for the other 50% owners’ construction company and tenant space. Roma Bank made a cash investment of approximately $360,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million. Roma Bank and the construction company both have signed lease commitments to the LLC. With the adoption of guidance in regards to variable interest entities now codified in FASB ASC Topic 810, “Consolidation”, the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements.  As of September 30, 2010 and December 31, 2009, this variable interest entity met the requirements of ASC Topic 810 for consolidation based on Roma Bank being the primary financial beneficiary. This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees. As of September 30, 2010, the LLC had $4.0 million in fixed assets and a loan from Roma Bank for $3.5 million, which was eliminated in consolidation. The LLC had accrued interest payable to the Bank of $11 thousand at September 30, 2010 and during the three and nine months then ended the Bank paid $26 thousand and $76 thousand in rent to the LLC.  Both of these amounts were eliminated in consolidation. Roma Bank’s 50% share of the LLC’s net income for the nine months ended September 30, 2010 was $35 thousand.

NOTE H – INVESTMENT SECURITIES

The following summarizes the amortized cost and estimated fair value of securities available for sale at September 30, 2010  and December 31, 2009 with gross unrealized gains and losses therein:

September 30, 2010
Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSE’s)	$ 26,534	$ 360	$ 46	$ 26,848
Obligations of state and political subdivisions	6,336	150	3	6,483
U.S. Government (including agencies)	16,184	223	16	16,391
Equity securities	1,383	1,980	3	3,360
Mutual fund shares	2,844	-	64	2,780
Corporate bond	1,000	2	7	995

	$ 54,281	$ 2,715	$ 139	$ 56,857

NOTE H – INVESTMENT SECURITIES (Continued)

December 31, 2009
Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSE’s)	$ 8,091	$ 217	$ -	$ 8,308
Obligations of state and political subdivisions	9,557	48	149	9,456
U.S. Government (including agencies)	8,500	3	196	8,307
Equity securities	1,383	4	-	1,387
Mutual fund shares	2,740	-	54	2,686

	$ 30,271	$ 272	$ 399	$ 30,144

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows:

Less than 12 Months		More than 12 Months		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

September 30, 2010:
Mortgage-backed securities-GSE’s	$ 6,709	$ 46	$ -	$ -	$ 6,709	$ 46
Obligations of state & political subdivisions	320	3	-	-	320	3
U.S. Government, (including agencies)	2,011	16	-	-	2,011	16
Mutual funds	-	-	2,780	64	2,780	64
Equity security	47	3	-	-	47	3
Corporate bond	493	7	-	-	493	7

	$ 9,580	$ 75	$ 2,780	$ 64	$ 12,360	$ 139

December 31, 2009:
U.S. Government (including agencies)	$ 8,307	$ 196	$ -	$ -	$ 8,307	$ 196
Obligations of state & political subdivisions	5,351	149	-	-	5,351	149
Mutual funds	-	-	2,686	54	2,686	54

	$ 13,658	$ 345	$ 2,686	$ 54	$ 16,344	$ 399

NOTE H – INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of securities available for sale at September 30, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)

One year or less	$ -	$ -
After one to five years	594	596
After five to ten years	11,683	11,816
After ten years	11,243	11,457
Total	23,520	23,869
Mortgage-backed securities	26,534	26,847
Equity securities	1,383	3,361
Mutual funds	2,844	2,780
Total	$ 54,281	$ 56,857

The following summarizes the amortized cost and estimated fair value of securities held to maturity at September 30, 2010 and December 31, 2009 with gross unrealized gains and losses therein:

September 30, 2010
Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

Held to maturity:
U.S. Government (including agencies)	$ 299,355	$ 2,255	$ 23	$ 301,587
Obligations of state and political subdivisions	13,441	649	-	14,090
Corporate and other	1,268	10	28	1,250

	$ 314,064	$ 2,914	$ 51	$ 316,927

December 31, 2009
Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

Held to maturity:
U.S. Government (including agencies)	$ 292,427	$ 149	$ 3,897	$ 288,679
Obligations of state and political subdivisions	11,943	139	86	11,996
Corporate	979	19	-	998

	$ 305,349	$ 307	$ 3,983	$ 301,673

NOTE H – INVESTMENT SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities held to maturity are as follows:

Less than 12 Months		More than 12 Months		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

September 30, 2010
U.S. Government	$ 5,974	$ 23	$ -	$ -	$ 5,974	$ 23
Other	158	28	-	-	158	28
	$ 6,132	$ 51	$ -	$ -	$ 6,132	$ 51

December 31, 2009
U.S. Government	$243,639	$ 3,897	$ -	$ -	$ 243,639	$ 3,897
Obligations of state & political subdivisions	5,574	86	-	-	5,574	86
	$ 249,213	$ 3,983	$ -	$ -	$ 249,213	$ 3,983

The amortized cost and estimated fair value of securities held to maturity at September 30, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

Amortized Cost	Fair Value
(In Thousands)

One year or less	$ 157	$ 158
After one to five years	10,923	11,012
After five to ten years	160,086	161,580
After ten years	142,898	144,177
Total	$314,064	$ 316,927

Proceeds from the sale of securities available for sale amounted to $1.3 million and $3.4 million for the three and nine months ended September 30, 2010 with a realized gain of $56 thousand and $107 thousand, respectively. Proceeds from the sale of securities available for sale amounted to $3.5 million and $6.7 million for the three and nine months ended September 30, 2009 with a realized gain of $67 thousand and $104 thousand, respectively.

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

NOTE H – INVESTMENT SECURITIES (Continued)

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

At September 30, 2010, the Company’s available for sale and held to maturity debt securities portfolio consisted of approximately 222 securities, of which 27 were in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. No OTTI charges were recorded for the three or nine months ended September 30, 2010. The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

The available for sale mutual funds consists of CRA investments and currently have an unrealized loss of approximately $64 thousand.  They have been in a loss position for the last two years with the greatest unrealized loss being approximately $184 thousand. Management does not believe the mutual fund securities available for sale are OTTI due to reasons of credit quality.  Accordingly, as of September 30, 2010, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Approximately $124.4 million of securities held to maturity are pledged as collateral for Federal Home Loan Bank of New York (“FHLBNY”) advances, borrowings, and deposits at September 30, 2010.

The following tables set forth the composition of our mortgage- backed securities portfolio as of September 30, 2010 and December 31, 2009:

September 30, 2010
Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

Government National Mortgage Association	$ 10,841	$ 206	$ 62	$ 10,985
Federal Home Loan Mortgage Corporation	107,382	5,679	400	112,661
Federal National Mortgage Association	173,732	8,338	89	181,981
Collateralized mortgage obligations-GSE’s	9,216	406	-	9,622

	$ 301,171	$14,629	$ 551	$ 315,249

NOTE H – INVESTMENT SECURITIES (Continued)

December 31, 2009
Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)

Government National Mortgage Association	$ 7,148	$ 149	$ 21	$ 7,276
Federal Home Loan Mortgage Corporation	123,244	5,190	721	127,713
Federal National Mortgage Association	107,294	5,299	23	112,570
Collateralized mortgage obligations-GSE’s	10,740	459	-	11,199

	$248,426	$ 11,097	$ 765	$ 258,758

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

Less than 12 Months		More than 12 Months		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

September 30, 2010
Government National Mortgage Association	$ 3,321	$ 62	$ -	$ -	$ 3,321	$ 62
Federal Home Loan Mortgage Corporation	4,840	390	494	10	5,334	400
Federal National Mortgage Association	9,518	88	9	1	9,527	89
Collateralized Mortgage Obligations-GSE’s	-	-	-	-	-	-
	$ 17,679	$ 540	$ 503	$ 11	$ 18,182	$ 551
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

December 31, 2009:
Government National Mortgage Association	$ 994	$ 20	$ 52	$ 1	$ 1,046	$ 21
Federal Home Loan Mortgage Corporation	5,230	224	1,549	497	6,779	721
Federal National Mortgage Association	-	-	1,131	23	1,131	23

	$ 6,224	$ 244	$ 2,732	$ 521	$ 8,956	$ 765

NOTE H – INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of mortgage backed securities held to maturity at September 30, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

Amortized Cost	Fair Value
(In Thousands)

One year or less	$ 146	$ 145
After one to five years	19,987	21,064
After five to ten years	27,374	29,113
After ten years	253,664	264,927
Total	$301,171	$ 315,249

As of September 30, 2010, there were 3 Government National Mortgage Association securities, 16 Federal Home Loan Mortgage Corporation securities, 9 Federal National Mortgage Association securities, in unrealized loss positions. Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment.  The unrealized losses on mortgage-backed securities relate primarily to fixed interest rate and, to a lesser extent, adjustable interest rate securities.  Such losses are the result of changes in interest rates and not credit concerns. The Bank, the Investment Co. and RomAsia Bank  do not intend to sell these securities and it is not more likely than not that they will be required to sell these securities, therefore, no OTTI is required.

NOTE I - LOANS RECEIVABLE, NET

Loans receivable, net at September 30, 2010 and December 31, 2009 were comprised of the following (in thousands):

	September 30,	December 31,
	2010	2009
Real estate mortgage loans:
Conventional 1-4 family	$ 335,946	$ 251,937
Commercial and multi-family	277,298	172,334
	613,244	424,271
Construction	40,682	26,162
Consumer:
Equity and second mortgages	204,119	133,199
Other	1,828	1,024
	205,947	134,223
Commercial	41,072	12,302

Total loans	900,945	596,958
Less:
Allowance for loan losses	6,857	5,243
Deferred loan fees	580	432
Loans in process	4,841	5,524
	12,278	11,199
Total loans receivable, net	$ 888,667	$ 585,759

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

September 30, 2010	December 31, 2009
(In Thousands)

Recorded investment in impaired loans without specific allowance	$ 68,403	$16,842
Recorded investment in impaired loans with specific allowance	13,292	7,783
Related allowance for loan losses	(3,605)	(2,483)
	$ 78,090	$22,142

Impaired loans before the related allowance for loan losses at September 30, 2010 totaled $81.7 million, $13.3 million of which had a related allowance for loan loss of $3.6 million. The remaining $68.4 million of impaired loans included $42.2 million of loans, net of credit marks of $13.3 million, which were acquired in the merger.  Loans totaling $23.4 million, which are performing, are also included in this total and classified as impaired because they are a troubled debt restructure, have related loans that are not performing, or which are considered impaired because at merger there was evidence of deterioration of credit quality, since origination, primarily collateral related.

NOTE  J - DEPOSITS

A summary of deposits by type of account as of September 30, 2010 and December 31, 2009 is as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand:
Non-interest bearing checking	$ 64,739	0.00%	$ 32,481	0.00%
Interest bearing checking	172,834	0.31%	129,505	0.44%
	237,573	0.22%	161,986	0.35%
Savings and club	419,522	0.77%	275,990	0.91%
Certificates of deposit	827,110	1.94%	577,779	2.47%
Total	$ 1,484,205	1.32%	$ 1,015,755	1.71%

At September 30, 2010, the Company had contractual obligations for certificates of deposit that mature as follows (in thousands):

One year or less	$ 543,027
After one to three years	235,330
After three years	48,753
Total	$ 827,110

NOTE K – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of September 30, 2010 and December 31, 2009 (in thousands):

	Estimated
	Useful	September 30,	December 31,
	Lives	2010	2009
Land for future development	-	$ 1,054	$ 1,054
Construction in progress	-	150	220
Land and land improvements	-	5,428	5,428
Buildings and improvements	20-50 yrs	44,552	35,299
Furnishings and equipment	3-10 yrs.	11,526	9,543
Total premises and equipment		62,710	51,544
Accumulated depreciation		(13,932)	(12,415)
Total		$ 48,778	$ 39,129

NOTE L –FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE AND SUBORDINATED DEBENTURES

At September 30, 2010 and December 31, 2009, the Banks had outstanding amortizing Federal Home Bank of New York (FHLBNY) advances as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
		Interest		Interest
	Amount	Rate	Amount	Rate

Maturing:
September 30, 2010	$0	4.49%	$ 1,826	4.49%

At September 30, 2010 and December 31, 2009, Roma Bank and RomAsia Bank also had outstanding FHLBNY advances totaling $29.5 million and $23.0 million, respectively. The borrowings are as follow (in thousands):

09/30/2010	12/31/2009	Interest Rate	Maturity Date	Call Date

$ 23,000	$23,000	3.90%	10/29/2017	10/29/2010
1,500	-	0.90%	03/21/2011	-
3,500	-	1.47%	03/19/2012	-
1,500	-	2.09%	03/19/2013	-
$ 29,500	$ 23,000

Securities sold under agreements to repurchase are treated as financings and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at September 30, 2010 and December 31, 2009. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015, at 3.22%; $20.0 million maturing in 2018, callable at 08/22/11, at 3.51%; and $10.0 million maturing in 2018, callable at 08/22/13, at 3.955%. The repurchase agreement is collateralized by securities described in the underlying agreement which are held in safekeeping by the FHLBNY. At September 30, 2010, the fair value of the mortgage-backed securities used as collateral under the  repurchase agreement was approximately $50 million.

On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”), issued $6.2 million of variable rate capital trust pass-through securities (“capital securities”) to investors.  The variable interest rate reprices quarterly at the three month LIBOR plus 1.7%.  The Trust purchased $6.2 million of variable rate junior subordinated debentures from Sterling Banks, Inc.  The debentures are the sole asset of the Trust. The fair value of the subordinated debentures at acquisition of Sterling Banks, Inc. was $5.1 million. The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by the Company on or after May 1, 2012 at par, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on May 1, 2037.  On October 22, 2010, the Company repurchased $4.0 million of these capital securities (with a market value of $3.2 million).

NOTE M – RETIREMENT PLANS

Components of net periodic pension cost for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Service cost	$ 96	$ 98	$ 288	$ 292
Interest cost	155	147	465	442
Expected return on plan assets	(144)	(123)	(432)	(369)
Amortization of unrecognized net loss	61	89	183	267
Amortization of unrecognized past service liability	4	4	12	9

Net periodic benefit expense	$ 172	$ 215	$ 516	$ 641

NOTE N – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit.  Outstanding loan commitments at September 30, 2010 were as follows (in thousands):

September 30,
2010
Residential mortgage and equity loans	$ 8,319
Commercial loans committed not closed	16,839
Commercial lines of credit	35,271
Consumer unused lines of credit	52,925
Commercial standby letters of credit	3,919
$ 117,273

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at September 30, 2010 and December 31, 2009 is as follows (in thousands):

	September 30,	December 31,
	2010	2009
Standby letters of credit	$ 3,919	$ 4,210
Outstanding loan and credit line commitments	$ 113,354	$67,791

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The current amount of the liability related to guarantees under standby letters of credit issued is not material as of September 30, 2010.

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

NOTE N – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (Continued)

The Banks have non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2010: (In thousands)

Year Ended June 30:

2011	$ 1,253
2012	1,131
2013	1,116
2014	970
2015	825
Thereafter	9,670
Total Minimum Payments Required	$14,965

Included in the total required minimum lease payments is $1,780,000 of payments to the LLC. The Company eliminates these payments in consolidation.

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

NOTE O –FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value September 30, 2010
(In Thousands)

Securities available for sale	$ -	$56,857	$ -	$56,857

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value September 30, 2010
	(In Thousands)

Impaired loans	$ -	$ -	$9,687	$9,687
Real estate and other assets owned	$ -	$ -	$2,107	$2,107

NOTE O –FAIR VALUE  MEASUREMENTS AND DISCLOSURES (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2009
	(In Thousands)

Impaired loans	$ -	$ -	$ 5,300	$5,300
Real estate owned	$ -	$ -	$ 1,928	$1,928

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

Real estate and other repossessed assets owned increased from December 31, 2009 and September 30, 2010 by the addition of $911 thousand in repossessed real estate and other assets, which was offset by the reduction in collateral value or impairment of $706 thousand.

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2010, and December 31, 2009.

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

NOTE O –FAIR VALUE  MEASUREMENTS AND DISCLOSURES (Continued)

Impaired Loans (Generally Carried at Fair Value)

Impaired loans carried at fair value are those impaired loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at September 30, 2010 consists of the loan balances of $13.3 million, net of a valuation allowance of $3.6 million. The fair value at December 31, 2009 consists of the loan balances of $7.8 million, net of a valuation allowance of $2.5 million.

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

Federal Home Loan Bank of New York Advances and Securities Sold Under Agreements to Repurchase (Carried at Cost)

Fair values of FHLB advances are determined by discounting the anticipated future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities. Securities sold under agreements to repurchase are estimated using discounted cash flow analysis, based on quoted prices for available borrowings with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Subordinated Debentures

The fair value estimate of subordinated debentures is determined by discounting future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of September 30, 2010 and December 31, 2009.

NOTE O –FAIR VALUE  MEASUREMENTS AND DISCLOSURES (Continued)

The carrying amounts and estimated fair values of financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$ 147,356	$ 147,356	$ 50,895	$ 50,895
Securities available for sale	56,857	56,857	30,144	30,144
Investment securities held to maturity	314,064	316,927	305,349	301,673
Mortgage-backed securities held to maturity	301,171	315,249	248,426	258,758
Loans receivable, net	888,667	904,194	585,759	594,853
Federal Home Loan Bank of New York Stock and ACBB stock	4,296	4,296	3,045	3,045
Accrued interest receivable	7,924	7,924	6,468	6,468

Financial liabilities:
Deposits	1,484,205	1,494,224	1,015,755	1,032,497
Federal Home Loan Bank of New York Advances	29,500	32,964	24,826	27,097
Securities sold under agreements to repurchase	40,000	45,058	40,000	42,737
Subordinated debentures	5,100	5,100	-	-
Accrued interest payable	763	763	1,226	1,226

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

NOTE P –OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income (loss) at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010	December 31, 2009
	(In Thousands)

Net unrealized gain (loss) on securities available for sale	$ 2,576	$ (127)
Tax effect	(1,065)	56
Net of tax amount	1,511	(71)

Minimum pension liability	(3,745)	(3,745)
Tax effect	1,503	1.503
Net of tax amount	(2,242)	(2,242)

Accumulated other comprehensive (loss)	$ (731)	$(2,313)

The components of other comprehensive income (loss) for the nine months ended September 30, 2010 and 2009 and their related tax effects are presented in the following table:

	September 30, 2010	September 30, 2009
	(In Thousands)

Unrealized holding gains on available for sale securities:
Unrealized holding gains (losses) arising during the year	$ 2,811	$ 347
Reclassification adjustment for Realized gains on sales	(107)	(104)
Net unrealized gains (losses) on securities available for sale	2,704	243
Tax effect	(1,122)	(56)

Other comprehensive income (loss)	$ 1,582	$ 187

The components of other comprehensive income (loss) for the three months ended September 30, 2010 and 2009 and their related tax effects are presented in the following table:

	September 30, 2010	September 30, 2009
	(In Thousands)

Unrealized holding gains on available for sale securities:
Unrealized holding gains (losses) arising during the year	$ 316	$ 549
Reclassification adjustment for Realized gains on sales	(56)	(67)
Net unrealized gains (losses) on securities available for sale	260	482
Tax effect	(108)	(202)

Other comprehensive income (loss)	$ 152	$ 280

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

General

Total assets increased by $512.4 million to $1.8 billion at September 30, 2010, compared to $1.3 billion at December 31, 2009. Total liabilities increased $511.3 million to $1.6 billion at September 30, 2010, compared to $1.1 billion at December 31, 2009.  Total stockholders’ equity increased $1.1 million to $217.3 million at September 30, 2010. The increase in assets and liabilities was primarily a result of the acquisition of Sterling Banks, Inc. ("Sterling") in July 2010. Total assets and liabilities acquired were approximately $360.5 million, including goodwill, and $345.7 million, respectively.

Deposits

Total deposits increased $468.4 million to $1.5 billion at September 30, 2010, compared to $1.0 billion at December 31, 2009, of which approximately $320.0 million were acquired through the acquisition of Sterling Banks, Inc.. Non-interest bearing demand deposits increased $32.3 million to $64.7 million at September 30, 2010, and interest bearing demand deposits increased $43.3 million to $172.8 million. Savings and club accounts increased $143.5 million to $419.5 million, and certificates of deposit increased $249.3 million to $827.1 million at September 30, 2010. Total deposits acquired through acquisition were $320.7 million, including non-interest bearing demand deposits of $48.3 million.

Investments (Including Mortgage-Backed Securities)

The investment portfolio increased $88.2 million to $672.1 million at September 30, 2010, compared to $583.9 million at December 31, 2009. Securities available for sale increased $26.7 million to $56.9 million at September 30, 2010, compared to $30.1 million at December 31, 2009, primarily due to investments acquired in the merger. Investments held to maturity increased $8.7 million to $301.2 million at September 30, 2010, compared to $305.3 million at December 31, 2009, primarily due to investments made by RomAsia Bank. Mortgage-backed securities increased $52.7 million to $301.2 million at September 30, 2010, compared to $248.4 million at December 31, 2009. The increase in mortgage-backed securities was primarily related to reinvesting the proceeds from the calls of held to maturity securities and securities acquired in the merger.

Loans

Net loans increased by $302.9 million to $888.7 million at September 30, 2010, compared to $585.8 million at December 31, 2009.  Loans totaling approximately $272.3 million were acquired in the acquisition. Commercial and multi-family real estate mortgages increased $104.9 million to $277.3 million at September 30, 2010, compared to $172.3 million at December 31, 2009. Gross construction loans increased $14.5 million to $40.7 million at September 30, 2010, compared to $26.2 million at December 31, 2009. This increase was primarily related to construction loans acquired in the merger. Residential and consumer loans increased $155.7 million from December 31, 2009 to September 30, 2010.  The poor economy has continued to cause loan demand to be sluggish.

Other Assets

All other asset categories, except cash and cash equivalents, increased by $24.6 million from December 31, 2009 to September 30, 2010.  This increase was primarily caused by an increase of $9.6 million in premises and equipment, an increase of $3.5 million in bank owned life insurance, and $5.3 million in deferred taxes and income tax receivable. Premises and equipment increased primarily because of the Sterling acquisition of $7.3 million, two major branch renovations, the fit out of unused space at the corporate headquarters,  and the new branch opening by RomAsia.

Borrowed Money

The $4.7 million increase in Federal Home Loan Bank of New York (FHLBNY) advances during the nine months ended September 30, 2010 was due to $7.0 million in borrowings by RomAsia Bank offset by principal repayments of $2.3 million on Roma Bank FHLBNY advances. The Company assumed $14.2 million of FHLB advances in the merger and repaid the borrowings including $983 thousand in premiums in July 2010.  At September 30, 2010, the outstanding FHLBNY borrowings were $29.5 million, compared to $24.8 million at December 31, 2009.

Other Liabilities

Other liabilities increased $38.2 million to $93.4 million at September 30, 2010. The net increase was primarily due to $32.6 million liability recorded for securities purchased and not settled at September 30, 2010 and the subordinated debentures of $5.1 million assumed in the acquisition.

Stockholders’ Equity

Stockholders’ equity increased $1.1 million to $217.3 million at September 30, 2010 compared to $216.2 million at December 31, 2009. The net increase was primarily due to net income of $3.9 million, unrealized gains, net of tax on available for sale securities of $1.6 million, and stock based compensation of $1.4 million, which was offset by $1.7 million in dividend payments and $4.1 million in stock repurchases.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General

Net income decreased $262 thousand to $823 thousand for the quarter ended September 30, 2010, compared to $1.1 million  for the prior year period.  The change from the prior year was primarily due to an increase of $3.7 million in net interest income, an increase of $573 thousand in non-interest income, reduced by an increase of $565 thousand in provision for loan loss, and, an increase of $4.0 million in non-interest expense, and an increase of $28 thousand in income tax expense.

Interest Income

Interest income increased by $3.8 million to $18.1 million for the three months ended September 30, 2010 compared to $14.3 million for the prior year period. Interest income from loans increased $3.5 million to $11.6 million for the three months ended September 30, 2010.  The increase was primarily due to an increase in the portfolio related to the merger.

Interest income from residential mortgage loans increased $962 thousand over the comparable quarter ended September 30, 2009, while interest income from consumer loans increased $729 thousand.  The weighted average interest rates for mortgage and consumer loans at September 30, 2010 were 5.63% and 5.39%, respectively, compared to 5.57% and 5.59%, respectively, in the prior year.  Interest income from commercial and multifamily mortgage loans and commercial loans increased $1.8 million from period to period.  The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 6.0% at September 30, 2010, and 6.03% at September 30, 2009. Interest income from loans was reduced by the amortization of the premium paid on the loans of $365 thousand.

Interest income from mortgage-backed securities decreased $104 thousand over the comparable quarter in 2009. The decrease was primarily due to the decrease in the portfolio yield from year to year.  Interest income from investments held to maturity increased $367 thousand for the quarter ended September 30, 2010. As compared to the same period in 2009.This increase was primarily due to an increase in the portfolio from year to year, offset by a decrease in portfolio yield. Interest income on securities available for sale changed minimally from period to period.  Interest income from other interest earning assets decreased $52 thousand for the three months ended September 30, 2010, compared to the same period in 2009.  This decrease was primarily due to a slight decrease in the average balance of overnight funds from year to year, and by a decrease in overnight rates during the comparable periods.

Interest Expense

Interest expense increased $41 thousand for the three month period ended September 30, 2010 to $5.7 million compared to $5.6 million for the three months ended September 30, 2009. The increase was all related to interest expense on subordinated debentures acquired in the merger. Total deposits increased $517.8 million during the twelve month period ended September 30, 2010. The effect of the increased portfolio was offset by a decrease in the weighted average interest rate of 73 basis points to 1.32% at September 30, 2010.

Provision for Loan Losses

The loan loss provision for the three months ended September 30, 2010 increased $565 thousand to $1.8 million. The increase is representative of the risk profile of the loan portfolio and loan growth in each period. Impaired loans increased $56.6 million to $78.1 million, net of specific reserves, at September 30, 2010, compared to $22.1 million, net of specific reserves, at December 31, 2009.  Included in the increase is $47.7 million of loans, net of credit marks, acquired in the merger. The $47.4 million includes $21.2 million of loans, net of credit marks, that are performing, but are considered impaired because they are either a troubled debt restructure or a specific credit mark had been established. All other loans remain well collateralized and where needed, appropriate specific reserves have been established.  The Company is taking a proactive approach in identifying loans at an early stage that may be experiencing cash flow deterioration or collateral weakening even though the loan remains current.  The Company obtains new appraisals at least annually on substandard assets.

Non-Interest Income

Non-interest income increased $589 thousand to $1.9 million for the three months ended September 30, 2010, compared to $1.3 million for the three months ended September 30, 2009.  The net increase was primarily derived from increases in gains on sales of mortgage loans and investments of $122 thousand and $82 thousand, respectively, and, an increase in fees and service charges on loans and deposits of $220 thousand, which was primarily related to volume related to the acquisition. These increases were offset by a decrease in commissions on sales of title policies of $40 thousand.

Non-Interest Expense

Non-interest expense increased $4.0 million to $11.1 million for the three months ended September 30, 2010 compared to $7.2 million for the three months ended September 30, 2009. Salaries and employee benefits increased $1.8 million to $5.9 million for the three months ended September 30, 2010 compared to the same period in the prior year. This increase represents an increase in salaries primarily due to new positions, annual wage adjustments of approximately 3%, $70 thousand related to the opening of a new branch by RomAsia in June 2010, and approximately $400 thousand related to merged employees. Other non-interest expenses increased $759 thousand to $1.6 million for the three months ended September 30, 2010, primarily caused by real estate and other repossessed assets expenses, including $315 thousand of impairment on real estate owned.  Expenses related to the acquisition of Sterling Banks, Inc. increased non-interest expense by $357 thousand during the quarter ended September 30, 2010. Federal Deposit Insurance Premium expense increased $327 thousand because of the higher deposit portfolio. The aggregate increase in occupancy, equipment and data processing of $800 thousand was primarily related to the merger and the related increase of ten branches.

Provision for Income Taxes

Income tax expense increased by $28 thousand to $552 thousand for the three months ended September 30, 2010 compared to $524 thousand for the three months ended September 30, 2009 primarily as a result of merger expenses that are not tax deductible. Income tax expense, represented an effective rate of  39.6% for the three months ended September 30, 2010, compared to 32.3% in the prior year quarter. The Company pays a state tax rate of 3.6% on the taxable income of the Investment Company and 9.0 % on the taxable income of the other entities.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

General

Net income increased $1.4 million to $3.9 million for the nine months ended September 30, 2010, compared to $2.5 million for the prior year period.  The increase was primarily due to an increase of $7.4 million in net interest income after the provision for loan losses, reduced by an increase of $5.7 million in non-interest expense.

Interest Income

Interest income increased by $8.0 million to $48.2 million for the nine months ended September 30, 2010, compared to $40.2 million for the prior year period. Interest income from loans increased $5.3 million to $28.3 million for the nine months ended September 30, 2010. The increase in interest income from loans was primarily due to growth in the loan portfolio including the loans acquired in the merger, partially offset by a decrease in the weighted average interest rate on loans. Interest income from residential mortgage loans increased $1.2 million over the comparable nine month period ended September 30, 2010 and 2009, while interest income from consumer loans increased approximately $659 thousand.  The weighted average interest rates for mortgage and equity loans at September 30, 2010 were 5.63% and 5.39%, respectively, compared to 5.57% and 5.59%, respectively, in the prior year.  Interest income from commercial and multi-family mortgage loans and commercial loans increased $3.4 million from year to year.  The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 6.00% at September 30, 2010 and 6.03% at September 30, 2009.  Interest income was reduced by the accretion of the premium paid on loans of $365 thousand.

Interest income from mortgage-backed securities decreased $1.1 million over the comparable nine month period in 2009 due to a reduction in the portfolio caused primarily by principal repayments, and lower yield on reinvestments.   Interest income from investments held to maturity increased $4.2 million for the nine months ended September 30, 2010, compared to September 30, 2009. The increase was primarily related to the increase in the held to maturity portfolio. Interest income on securities available for sale decreased $103 thousand from year to year.  Interest income on other interest earning assets decreased $327 thousand for the nine months ended September 30, 2010, compared to the same period in 2009.  This decrease was primarily due to a significant decrease in overnight rates during the period.

Interest Expense

Interest expense decreased $1.3 million for the nine month period ended September 30, 2010 to $15.2 million compared to $16.5 million for the nine months ended September 30, 2009. The decrease was due to a $1.3 million decrease in interest paid on deposits. The portfolio of interest bearing deposits increased $517.8 million from year to year. The weighted average interest rate on deposits decreased 73 basis points between September 30, 2009 and September 30, 2010 to 1.32%.  Interest expense on borrowed money increased $39 thousand for the nine month period ended September 30, 2010, compared to 2009 primarily due to additional borrowings by RomAsia Bank and the addition of the subordinated debt from the merger, offset by repayments.

Provision for Loan Losses

The loan loss provision for the nine months ended September 30, 2010 increased $1.9 million to $3.9 million compared to the comparable prior year period. The increase is representative of the risk profile of the loan portfolio and loan growth from period to period. Impaired loans increased $57.7 million to $78.1 million, net of specific reserves and credit marks, at September 30, 2010, compared to $21.1 million, net of specific reserves, at September 30, 2009. The $57.7 million includes $21.2 million of loans, net of credit marks, that are performing, but are considered impaired because they are either a troubled debt restructure or a specific credit mark had been established. All other loans remain well collateralized and where needed, appropriate specific reserves have been recognized. Specific reserves increased $1.1 million to $3.6 million at September 30, 2010 compared to $2.5 million at December 31, 2009.

Non-Interest Income

Non-interest income increased $828 thousand to $4.5 million for the nine months ended September 30, 2010, compared to $3.7 million for the nine months ended September 30, 2009.  The net increase was derived from fees and service charges on deposits and loans which increased $328 thousand from period to period primarily due  to an increase in late charges, an increase in gains on sales of mortgage loans of $233 thousand, and an increase of $143 thousand in gains on calls of securities. These increases were offset by a decrease of $164 thousand in commissions on sales of title policies.

Non-Interest Expense

Non-interest expense increased $5.7 million to $27.5 million for the nine months ended September 30, 2010, compared to $21.8 million for the nine months ended September 30, 2009. Salaries and related benefits increased $2.7 million to $15.0 million for the nine months ended September 30, 2010, compared to $12.2 million for the same period in the prior year. This increase represents an increase in salaries primarily due to new positions, annual wage adjustments of 3%, costs related to the opening of a new branch by RomAsia in June 2010, and salaries and related benefits for the personnel retained in the merger, including the personnel for the additional ten branches. Other non-interest expenses increased $1.6 million to $3.9 million for the nine months ended September 30, 2010, primarily caused by real estate and other repossessed assets expenses, and the legal and appraisal costs related to impaired loans. Included in this amount is $706 thousand of impairment on real estate owned.  Expenses related to the acquisition of Sterling Banks, Inc. increased non-interest expense by $882 thousand during the nine months ended September 30, 2010. Occupancy, equipment and data processing expense increased an aggregate of  $836 thousand for the nine months ended September 30, 2010 as compared to the comparable period in 2009,  primarily due to the merger.

Provision for Income Taxes

Income tax expense increased by $1.0 million to $2.1 million for the nine months ended September 30, 2010, compared to $1.1 million for the nine months ended September 30, 2009. Income tax expense represented an effective rate of 35.0% for the nine months ended September 30, 2010, compared to an effective rate 30.6% in the prior year. The increase in the effective tax rate is primarily due to the lower percentage of tax free income to taxable income from period to period, and merger related expenses that are not tax deductible. The Company pays a state tax rate of 3.6% on the taxable income of the Investment Company and 9.0% on the taxable income of the other entities.

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

Management performs a monthly evaluation of the adequacy of the allowance for loan losses.  We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrowers, results of internal loan reviews and other relevant factors.  This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

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

Goodwill is measured as the excess of the cost of a business acquisition over the sum of the amounts assigned to identifiable tangible and intangible assets acquired less liabilities assumed.  Goodwill is not amortized but is reviewed for impairment annually or more frequently if circumstances warrant.  Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of our cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and/ or conclusions related to goodwill impairment.

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.   The adoption of this standard did not have a material impact on our financial position or results of operation.

New Accounting Pronouncements (Continued)

ASU 2010-20: Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

The ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.The Company does not expect the adoption of these amendments to have a material effect on their financial position or results of operation.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company’s assets and liabilities are monetary in nature.  Consequently, the Company’s most significant form of market risk is interest rate risk.  The Company’s assets, consisting primarily of mortgage loans, have generally longer maturities than the Company’s liabilities, consisting primarily of short-term deposits.  As a result, a principal part of the Company’s business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the nine months ended September 30, 2010.

Net Portfolio Value

The Company’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Company’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The OTS produces its analysis based upon data submitted on the Company’s quarterly Thrift Financial Reports.  The following table sets forth Roma Bank’s NPV as of June 30, 2010, the most recent date the NPV was calculated by the OTS (in thousands):

Change In				NPV as Percent of Portfolio
Interest rates	NPV			Value of Assets
In Basis Points		Dollar	Percent	NPV	Change in
(Rate Shock)	Amount	Change	Change	Ratio	Basis Points

+300bp	$ 166,356	$ (69,511)	(29)%	12.78%	(412)bp
+200bp	193,807	(42,060)	(18)%	14.50%	(240)bp
+100bp	218,249	(17,618)	(7)%	15.94%	(96)bp
0bp	235,867	- ---	0%	16.9%	-
-100bp	248,608	12,741	5%	17.55%	65bp

The following table sets forth RomAsia Bank’s NPV as of June 30, 2010, the most recent date the NPV was calculated by the OTS (in thousands):

Change In				NPV as Percent of Portfolio
Interest rates	NPV			Value of Assets
In Basis Points		Dollar	Percent	NPV	Change in
(Rate Shock)	Amount	Change	Change	Ratio	Basis Points

+300bp	$ 9,354	$ (7,698)	(45)%	8.37%	(571)bp
+200bp	12,435	(4,617)	(27)%	10.77%	(330)bp
+100bp	15,134	(1,918)	(11)%	12.76%	(132)bp
0bp	17,052	-	-%	14.08%	-
-100bp	18,726	1,674	10%	15.21%	113bp

Management of the Company believes that there has not been a material adverse change in the market risk during the three months ended September 30, 2010.

ITEM 4 – Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2010.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2010.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

There were no material pending legal proceedings at September 30, 2010 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – Risk Factors

Management does not believe there were any material changes to the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2009 during the most recent quarter

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On March 18, 2010, the Company announced a five percent open market stock repurchase program, equivalent to 360,680 shares, in open market, based on stock availability, price and the Company’s financial performance.  The Company completed the repurchase program on September 23, 2010. The following table reports information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2010.

On September 17, 2010, the Company announced a five percent open market stock repurchase program, equivalent to 342,646 shares, in open market, based on stock availability, price and the Company’s financial performance. This repurchase program began repurchasing shares on October 15, 2010.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of shares that may Yet Be Purchased Under the Plan

July 1-31, 2010	57,000	$11.30	57,000	107,680
August 1-31, 2010	65,000	$11.09	65,000	42,680
September 1-23, 2010	42,680	$10.66	42,680	-
Total	164,680	$10.89	164,680	-

ITEM 3 – Defaults Upon Senior Securities

                 None

ITEM 4 – (Reserved)

None

ITEM 5 – Other Information

None

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

ROMA FINANCIAL CORPORATION
(Registrant)

Date:	November 9, 2010	/s/ Peter A. Inverso
Peter A. Inverso
President and Chief Executive Officer

Date:	November 9, 2010	/s/ Sharon L. Lamont
Sharon L. Lamont
Chief Financial Officer