Form 10-K
period 2010-12-31
ROMA FINANCIAL CORP
filed 2011-03-11
CIK 1355823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2010
- OR -
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] YES   [  ]   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  [   ] YES   [   ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”,  “ accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] YES   [X]   NO

As of March 7, 2011 there were 30,280,927 shares of common stock outstanding.

The aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant on June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $107.6 million.

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

The Banks offer traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank operates from its main office in Robbinsville, New Jersey, and twenty-three branch offices located in Mercer, Burlington,  Camden and Ocean Counties, New Jersey. RomAsia Bank operates from two branches located in Monmouth Junction and Edison, New Jersey. As of December 31, 2010, the Banks, and their subsidiaries, had 317 full-time employees and 60 part-time employees. Roma Bank maintains a website at www.romabank.com.

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

On July 19, 2010, the Company completed its acquisition of Sterling Banks, Inc., the holding company for Sterling Bank.  The final consideration paid in the transaction to stockholders of Sterling Banks, Inc. consisted of $2.52 per share or $14,725,000 in cash.

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

Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, de novo banks, and credit unions located in our primary market area. We also compete with mortgage banking and finance companies for real estate loans and with commercial banks and savings institutions for consumer and commercial loans, and we face competition for funds from investment products such as mutual funds, short-term money funds and corporate and government securities. There are large competitors operating throughout our total market area, and we also face strong competition from other community-based financial institutions. Approximately ten other institutions operate in the Bank’s market area, with asset sizes ranging from $150 million to $50+ billion.  As of June 30, 2010, Roma was sixth in market share in Mercer and Burlington Counties.

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

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:

Real estate mortgage - one-to-four family	$358,503	39.41%	$251,937	42.21%	$230,956	43.63%	$219,900	46.52%	$207,755	48.31%
Real estate mortgage - multi-family and commercial	273,177	30.03	172,334	28.87	128,990	24.37	80,537	17.04	65,848	15.31
Commercial business	36,125	3.97	12,302	2.06	5,762	1.09	3,918	0.83	3,724	0.87
Consumer:
Home equity and second mortgage	202,926	22.31	133,199	22.32	133,855	25.28	130,085	27.52	127,450	29.63
Other	1,760.19		1,024	0.16	943	0.17	1,127	0.24	1,347	0.31
Total consumer loans	204,686	22.50	134,223	22.48	134,798	25.45	131,212	27.76	128,797	29.94
Construction	37,197	4.09	26,162	4.38	28,899	5.46	37,119	7.85	23,956	5.57
Total loans	909,688	100.00%	596,958	100.00%	529,405	100.00%	472,686	100.00%	430,080	100.00%
Less:
Construction loans in process	5,339		5,524		6,543		12,037		8,353
Allowance for loan losses	9,844		5,243		2,223		1,602		1,169
Deferred loan (costs) and fees, net	663		432		233		174		176
	15,846		11,199		8,999		13,813		9,698
Loans receivable, net	$893,842		$585,759		$520,406		$458,873		$420,382

Loan Maturity Schedule. The following tables set forth the maturity of our loan portfolio at December 31, 2010. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. Loans are stated in the following tables at contractual maturity and actual maturities could differ due to prepayments.

	Real estate mortgage- One-to-four family	Real estate mortgage - Multi-family and commercial	Commercial Business	Home equity and second mortgage loans	Other	Construction	Total

Amounts Due:
Within 1 Year	$2,377	$45,320	$14,363	$1,080	$1,207	$36,127	$100,474
After 1 year:
1 to 3 years	10,917	22,097	10,856	2,797	233	271	47,171
3 to 5 years	2,211	23,059	6,599	10,081	292	408	42,650
5 to 10 years	37,156	44,330	2,695	45,774	28	—	129,983
10 to 15 years	48,595	27,559	783	49,690	—	—	126,627
Over 15 years	257,247	110,812	829	93,504	—	391	462,783
Total due after one year	356,126	227,857	21,762	201,846	553	1,070	809,214

Total amount due	$358,503	$273,177	$36,125	$202,926	$1,760	$37,197	$909,688

The following table sets forth the amount of all loans at December 31, 2010 that are due one year or more after December 31, 2010.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

Real estate mortgage - one-to-four family	$338,065	$18,061	$356,126
Real estate mortgage - multi-family and commercial	60,527	167,330	227,857
Commercial business	13,833	7,929	21,762
Construction	1,070	-	1,070
Consumer:
Home equity and second mortgage loans	155,572	46,274	201,846
Auto	553	-	553
Total	$569,620	$239,594	$809,214

Residential Mortgage Lending. Our primary lending activity consists of the origination of one- to four-family first mortgage loans. Fixed rate, conventional mortgage loans are offered by the Banks with repayments terms ranging from 10 years  to 40 years. One, three, five, seven and ten year adjustable rate mortgages, or ARMs, are offered with up to 30 year terms at rates based upon the one year U.S. Treasury Bill rate plus a margin. After the initial one, three, five, seven or ten year term, the Banks’ ARMs reset on an annual basis and, with the exception of the seven year ARM, have two percent annual increase caps and six percent lifetime adjustment caps. The seven year product has an initial first adjustment cap of five percent (two percent thereafter) and a lifetime adjustment cap of six percent. There are no floors on the rate adjustments.

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

One- to four-family first mortgage loans in excess of 80% loan-to-value for single family or detached residences and 75% on condominium units typically require private mortgage insurance. The Banks will originate residential mortgage loans up to a maximum of 95% loan-to-value. Underwriting guidelines prescribe a maximum debt-to-income ratio of forty percent; however the Banks may approve loans with higher debt ratios with the requirement for a risk premium of twenty-five to fifty basis points above the prevailing rate.

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

If the account is paid-off and closed via cancellation of the mortgage lien, then an early termination fee of $300 is charged if closed during the first twelve billing cycles, or $200 if closed during the next twelve  billing cycles. There is no termination fee after twenty-four billing cycles.

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

We typically require personal guarantees on all commercial loans. Values are established by conforming real estate appraisals. The Banks’ guidelines for commercial real estate collateral are currently as follows:

Collateral	Maximum Loan-to-Value	Maximum Amortization

1-4 family residential (investment)	70%	25 years

Multi-family (5+ units)	70%	25 years

Commercial real estate (owner Occupied)	80%	25 years

Commercial real estate (non-owner Occupied)	70%	25 years

Current advance rates for other forms of collateral include the following:

Collateral	Maximum Loan-to-Value

Commercial equipment	60% - 70% of invoice

Owned equipment	50% - 60% depreciated book value

Accounts receivable	70% of eligible receivables

Inventory (including work-in-process)	50% of cost

Liquid collateral	publicly traded marketable securities, 70% U.S. Government securities, 90%

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

The variable rate loans are indexed to various indices including Wall Street Journal Prime, the FHLB rate or LIBOR.

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

The Banks’ guidelines for construction lending are currently as follows:

Collateral	Maximum Loan-to-Value	Maximum Amortization

Land	50% - unimproved 60% - with all municipal approvals 60% - improved	1 year, with two 6-month extensions 1 year, with two 6-month extensions 1 year, with two 6 -month extensions

Residential & commercial construction	70% (or 80% of cost)	1 year, with two 6-month extensions

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

Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500 thousand or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of December 31, 2010, Roma Bank’s loans to one borrower legal limit was $24.7 million. However, Roma Bank has set an internal limit of $5.0 million for the origination of loans to one borrower. RomAsia bank’s legal limit is $1.8 million with and internal limit of $1.25 million.

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

At December 31, 2010, Roma Bank’s largest single borrower had an aggregate loan balance of approximately $8.0 million, secured by commercial real estate. Our second largest single borrower had an aggregate loan balance of approximately $7.4 million, secured by commercial real estate and an equity loan. Our third largest borrower had in aggregate a loan of $7.0 million comprised of commercial real estate loans.  At December 31, 2010, the loans of these three borrowers were current and performing in accordance with the terms of their loan agreements.

Loan Originations, Purchases, Sales, Solicitation and Processing. The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)
Loan originations and draws:
Real estate mortgage - one-to-four family	$101,590	$90,954	$34,699
Real estate mortgage - multi-family and commercial	31,962	32,747	58,937
Commercial business	25,279	853	2,911
Construction	5,244	10,445	28,088
Consumer:
Home equity loans and second mortgage	59,100	29,554	42,066
Passbook or certificate	586	415	494
Other	-	—	—
Total loan originations	223,761	164,968	167,195
Loan purchases, loans acquired in merger	272,313	11,100	—
Loans sold (mortgage loans)	20,343	9,130	4,065
Loan principal repayments	163,021	98,366	100,917
Total loans sold and principal repayments	183,344	107,496	104,982
Increase (decrease) due to other items	—	—	—
Net increase in loan portfolio	$312,710	$68,572	$62,213

Sources of loan applications include repeat customers, referrals from realtors and other professionals, commissioned home mortgage consultants and “walk-in” customers. Our residential loan originations are largely reputational and advertisement driven.

The Banks adhere to the residential mortgage underwriting standards of the Mortgage Partnership Finance Program of the Federal Home Loan Bank of New York, as well the standards of Fannie Mae and Freddie Mac. From time to time, Roma Bank sells thirty year fixed rate mortgages that qualify for sale in the secondary mortgage market in order to lessen its interest rate risk.

In November 2003, Roma Bank entered into an Agreement with the Federal Home Loan Bank of New York to sell residential mortgages as a participating institution in its Mortgage Partnership Finance Program. Roma Bank agreed to deliver loans under a $5.0 million Master Commitment which was subsequently increased in 2006 to $10.0 million and $15.0 million in 2008 and $25 million which was renewed in 2010.   Sales commenced in 2004 and, through December 31, 2010, $18.1 million in loans had been delivered to the MPF program. In addition to an origination premium, the Bank also realizes income from these sales from credit enhancement fees and loan servicing income. During 2010, the Roma bank sold $20.3 million of loans. During 2009, Roma Bank also sold $9.1 million of loans to the Federal Home Loan Mortgage Corp.

Aside from participations, RomAsia Bank purchased $.7 million of residential mortgages and $2.4 million of commercial loans during 2010. Roma Bank did not purchase loans from any third parties in the three years ended December 31, 2010. At December 31, 2010, the total outstanding balance of loan participations purchased was $10.6 million, representing participations in commercial construction loans with area banks and thrifts.

Loan Approval Procedures and Authority. Lending policies and loan approval limits are approved and adopted by the Boards of Directors. Loan committees have been established to administer lending activities as prescribed by lending policies. Two committee members may together approve non-commercial loans up to $500 thousand. A majority of members is required to approve non-commercial loans that contain credit policy exceptions, with the condition that either the President, The Chairman, or Executive Vice President is one of the approving members. Non-commercial loans over $500 thousand require the approval of the Boards of Directors.

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

Asset Quality

Loan Delinquencies and Collection Procedures. The borrower is notified by both mail and telephone when a loan is thirty days past due. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent. When a loan is ninety days delinquent, it is our general practice to refer it to an attorney for collection, repossession or foreclosure action. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

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

Loans are reviewed on a regular basis and are placed on non-accrual status when they are more than ninety days delinquent, with the exception of a passbook loan, the outstanding balance of which is collected from the related passbook account along with accrued interest and a penalty when the loan is 120 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At December 31, 2010, approximately $40.4 million of loans were on a non-accrual basis.

Non-Performing Assets. The following table provides information regarding our non-performing loans.   As of December 31, 2010 and 2009, Roma Bank also had non-performing assets in the form of real estate owned of $3.7 million and $1.9 million, respectively. At December 31, 2010, the allowance for loan losses totaled $9.8 million, non-performing loans totaled $40.4 million, and the ratio of allowance for loan losses to non-performing loans was 24.36%. Management believes that the non-performing loans are well secured and that adequate reserves have been established to absorb any losses which may occur upon the ultimate resolution. The legacy Roma loan portfolio includes 54 non-performing loans totaling $22.5 million to 35 borrowers.  The portfolio includes $12.5 million in commercial real estate loans, $4.8 million in commercial construction loans, $1.8 million of commercial loans secured by other than real estate, and $3.4 million of residential mortgage and equity loans. The ratio of allowance for loan losses to legacy Roma non-performing loans was 43.8%.  Non-performing loans also includes $17.9 million of non-performing loans acquired from Sterling net of $4.7 million of credit marks.  The loans primarily consist of $11.7 million of residential construction loans, $4.6 million in commercial real estate loans, and $0.9 million of commercial loans secured by other than real estate.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:

Residential real estate and construction	$14,761	$1,173	$754	$406	$362

Home equity and second mortgage loans	1,120	629	44	—	1

Commercial, commercial real estate and const.	24,529	12,987	9,510	6,483	—

Total	40,410	14,789	10,308	6,889	363

Total non-performing loans	40,410	14,789	10,308	6,889	363

Real estate owned	3,689	1,928	68	—	—

Total non-performing assets	$44,099	$16,717	$10,376	$6,889	$363

Total non-performing loans to total loans	4.44%	2.48%	1.98%	1.46%	0.08%

Total non-performing loans to total assets	2.22%	1.13%	0.96%	0.76%	0.04%

Total non-performing assets to total assets	2.42%	1.27%	0.96%	0.76%	0.04%

During the year ended December 31, 2010, gross interest income of $2.0 million would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $222 thousand of interest on such loans was included in income for the year ended December 31, 2010.

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

	At December 31,
	2010	2009	2008
	(In thousands)

Special Mention	$29,803	$11,042	$661
Substandard	59,933	25,908	12,043
Doubtful	—	—	—
Loss	—	—	—
Total	$89,736	$36,950	$12,704

At December 31, 2010, $401,000 of the loans classified as “special mention” and $39.6 million of the loans classified as “substandard” are also classified as non-performing assets. The special mention and substandard loans not categorized as non-performing are primarily secured by real estate and consist of $24.6 million of commercial loans and $25.1 million of residential and consumer loans. Total classified loans at December 31, 2010 consist of $38.8 million of loans acquired in the Sterling Bank merger.

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

A loan valuated for impairment is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Payments received on impaired loans are typically applied first to unpaid interest and then to principal.

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

Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment. During 2010, we have increased our specific reserves, primarily in the commercial real estate area, as annual updated appraisals, had significant declining values. In recent years, our charge-offs have been low, with no charge offs in 2006, $59 thousand in 2007, $181 thousand in 2008, $278 thousand in 2009, and $2.2 million in 2010. Therefore, our provisions for loan losses have been reflective of other factors, including economic conditions, annual growth of the total loan portfolio of 11%, 10%, 12%, 12.8%, and 6.8% in 2006, 2007, 2008, 2009, and 2010 respectively, exclusive of loans acquired in merger.

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

Loans acquired in the merger are carried at fair value with no carryover of the related allowance for loan losses. Therefore, these acquired loans are not included in the allowance for loan loss calculation.  Impaired loans include $38.7 million of loans, net of credit marks of $12.4 million, which were acquired in the merger.  Loans totaling $20.7 million, net of credit marks of $7.7 million, which are performing, are also included in this total and are classified as impaired because at the effective time of the merger there was evidence of deterioration of credit quality, since origination, primarily collateral related.

The following table sets forth information with respect to our allowance for loan losses at the dates indicated.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Allowance balance (at beginning of period)	$5,243	$2,223	$1,602	$1,169	$878
Provision for loan losses	6,855	3,280	787	492	291
Charge-offs:
Commercial, multi-family	(2,265)	(214)	—	—	—
Passbook, certificate, overdraft	-	(64)	(181)	(59)	—
Total charge-offs	(2,265)	(278)	(181)	(59)	—
Recoveries	-	18	15	—	—
Net (charge-offs) recoveries	(2,265)	(260)	(166)	(59)	—
Allowance balance (at end of period)	$9,844	$5,243	$2,223	$1,602	$1,169

Total loans outstanding	$909,688	$596,958	$529,405	$472,686	$430,080
Total legacy Roma Bank loans outstanding	$620,426	$596,958	$529,405	$472,686	$430,080
Average loans outstanding	$744,946	$555,108	$482,557	$438,187	$400,486
Allowance for loan losses as a percent of total loans outstanding	1.08%	0.88%	0.42%	0.34%	0.27%
Allowance for loan losses as a percent of total legacy Roma loans outstanding	1.59%	0.88%	0.42%	0.34%	0.27%
Net loans charged off as a percent of average loans outstanding	0.03%	0.05%	0.03%	0.01%	—%
Allowance for loan losses to non-performing loans	24.4%	35.4%	21.42%	23.25%	322.04%
Allowance for loan losses to legacy Roma non-performing loans	43.8%	35.4%	21.42%	23.25%	322.04%

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

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Real estate mortgage - One-to-four family.	$1,799	39.41%	$312	42.21%	$209	43.63%	$231	46.52%	$238	48.31%
Real estate mortgage - Multi-family and commercial	4,922	30.03	3,255	28.87	1,601	24.37	1,089	17.04	746	15.31
Commercial business	654	3.97	1,206	2.06	72	1.09	34	0.83	5	0.87
Consumer:
Home equity and second mortgage loans	372	22.31	156	22.32	119	25.28	137	27.52	133	29.63
Passbook, certificate, Overdraft	-	.19	7	0.16	14	0.17	6	0.24	32	0.30
Auto	-	-	—	—	—	—	—	—	—	0.01
Other	-	-	—	—	—	—	—	—	—	—
Construction	2,097	4.09	307	4.38	208	5.46	105	7.85	15	5.57
Total allowance	$9,844	100.00%	$5,243	100.00%	$2,223	100.00%	$1,602	100.00%	$1,169	100.00%

Securities Portfolio

General. Our deposits have traditionally exceeded our loan originations, and we have invested these excess deposits primarily in mortgage-backed securities and investment securities.

Our investment policy is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, pledging requirements, investment quality, marketability and performance objectives. The Banks investment policies specify the responsibility for the investment portfolio, asset/liability management and liquidity management and establishes an oversight Investment Committee. The Investment Committee, which is comprised of at least one Board member and the members of management responsible for investment decisions and accountability, meets quarterly to review the portfolio and performance risks and future purchasing strategies. The investment officer is authorized to purchase securities to the limit of $5.0 million per trade per issue with the prior approval of the President, Executive Vice President or Investment Committee.

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

At December 31, 2010, our securities portfolio did not contain securities of any issuer, other than the U.S. government or its agencies, having an aggregate book value in excess of 10% of our equity. We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk. Further, we do not purchase securities which are not rated investment grade.

Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. At December 31, 2010, we had $231.3 million of callable securities, net of premiums and discounts, in our portfolio. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

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

The following table sets forth the carrying value of our securities portfolio at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Securities Available for Sale:

Mutual fund shares	$2,794	$2,686	$2,449	$2,375	$2,226

Equity securities	53	1,387	2,881	3,443	3,447

Corporate bond	988	—	955	—	—

Mortgage-backed securities issued by Freddie Mac	23,999	8,308	3,056	1,292	1,524

U.S. government agency obligations	16,019	8,307	2,869	—	1,979

Obligations of state and political subdivisions	8,660	9,456	4,790	10,128	10,155

Total securities available for sale	52,513	30,144	17,000	17,238	19,331

Investment Securities Held to Maturity:

U.S. government agency obligations	227,522	292,427	67,985	123,283	168,332

Obligations of states and political subdivisions	15,628	11,943	6,130	4,423	1,595

Corporate bond	1,271	979	—	—	—
Total investment securities held to maturity	244,421	305,349	74,115	127,706	169,927

Mortgage-Backed Securities Held to Maturity:

Ginnie Mae	9,988	7,148	8,888	4,276	5,630

Freddie Mac	172,969	123,244	54,246	84,648	79,822

Fannie Mae	229,951	107,294	124,942	47,387	53,880

Collateralized mortgage obligations	8,206	10,740	13,802	7,788	5,148

Total mortgage-backed securities held to maturity	421,114	248,426	301,878	144,099	144,480

Total	$718,048	$583,919	$392,993	$289,043	$333,738

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at December 31, 2010. This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2010
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

Mutual fund shares	$2,794	4.17%	$—	—	$—	—	$—	—	$2,794	4.17%	$2,794
Equity securities	53	—	—	—	—	—	—	—	53	0.00%	53
Corporate bond	—	—	988	1.58%	1,000	4.00%	271	—	2,259	2.43%	2,269
U.S. government obligations	—		7,000	2.00%	75,430	3.15%	156,785	3.50%	243,541	3.35%	238,008
Obligations of states and political subdivisions	—		901	4.08%	11,874	4.53%	15,839	4.33%	24,288	4.41%	24,175
Ginnie Mae	1		4	6.50%	31	4.71%	18,269	4.75%	18,304	4.74%	18,401
Freddie Mac	1		3,444	4.82%	13,412	4.88%	160,718	4.01%	177,575	4.09%	178,984
Fannie Mae	1		15,475	4.82%	27,583	3.97%	195,988	4.17%	239,049	4.19%	241,625
Collateralized Mortgage Obligations	—	—	408	4.90%	6,729	4.80%	3,048	3.65%	10,185	4.49%	10,451
Total	$2,849	4.17%	$28,220	3.98%	$136,059	3.70%	$550,918	3.96%	$718,048	3.92%	$716,760

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

Deposits. Our current deposit products include checking and savings accounts, money market, and certificates of deposit accounts ranging in terms from ninety-one days to seven years, and individual retirement accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

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

A large percentage of our deposits are in certificates of deposit, which totaled 55.6% of total average deposits at December 31, 2010. The inflow of certificates of deposit and the retention of such deposits upon maturity are significantly influenced by general interest rates and money market conditions, making certificates of deposit traditionally a more volatile source of funding than core deposits. Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period of time were not renewed. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings which could increase our cost of funds and negatively impact our interest rate spread and our financial condition. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. At December 31, 2010, $233.6 million, or 28.4%, of our certificates of deposit were “jumbo” certificates of $100 thousand or more.

The following tables set forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Year Ended December 31,
	2010			2009			2008
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)

Non-interest-bearing demand	$49,386	3.93%	0.00%	$31,044	3.40%	0.00%	$26,050	3.70%	0.00%
Interest-bearing demand	152,418	12.13	0.38	112,193	12.40	0.54	98,985	14.20	0.54
Money market demand	231,704	18.44	1.01	150,223	16.60	1.30	98,619	14.10	1.00
Savings and club	124,788	9.93	0.82	93,644	10.30	0.94	91,022	13.00	0.93
Certificates of deposit	698,246	55.57	1.98	518,886	57.30	3.05	384,526	55.00	4.03

Total deposits	$1,256,542	100.00%	1.41%	$905,990	100.00%	2.12%	$699,202	100.00%	2.59%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2010	2009	2008
Interest Rate	(In thousands)

0.00-1.99%	$544,090	$228,895	$532

2.00-2.99%	204,973	201,953	95,911

3.00-3.99%	62,549	109,989	218,621

4.00-4.99%	5,334	31,633	108,263

5.00% and above	5,482	5,309	9,189

Total	$822,428	$577,779	$432,516

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2010.

	Amount Due
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	5 years	Total
Interest Rate	(In thousands)

0.00-1.99%	$415,701	$118,960	$9,429	$—	$—	$—	$544,090

2.00-2.99%	60,601	88,660	35,960	6,569	13,057	126	204,973

3.00-3.99%	23,270	3,991	2,911	10,325	21,614	438	62,549

4.00-4.99%	1,646	1,722	1,695	3	268	—	5,334

5.00-5.99%	5,482	—	—	—	—	—	5,482

Total	$506,700	$213,333	$49,995	$16,897	$34,939	$564	$822,428

The following table shows the amount of certificates of deposit of $100 thousand or more by time remaining until maturity as of the dates indicated.

At December 31, 2010
Maturity Period	(In thousands)
Within three months	$ 58,500
Three through six months	32,360
Six through twelve months	53,347
Over twelve months	89,428
$ 233,635

Borrowings. To supplement deposits as a source of funds for lending or investment,  Roma Bank may borrow funds in the form of advances from the Federal Home Loan Bank of New York (FHLBNY). At December 31, 2010, Roma Bank’s borrowing limit with the FHLBNY was $200.0 million. At

December 31, 2010 RomAsia Bank had an overnight borrowing capacity of $2.0 million with the Atlantic Central Bankers Bank.

We traditionally have enjoyed cash flows from deposit activities that were sufficient to meet our day-to-day funding obligations and in the past only occasionally used our overnight line of credit or borrowing facility with the FHLBNY. In the fourth quarter of 2005, we took a five year advance from the FHLBNY to meet the strong demand for loans. This advance was paid in full in 2010.

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

RomAsia Bank had $12.0 million of outstanding short term borrowings from the FHLBNY at December 31, 2010.

Short-term FHLBNY advances generally have original maturities of less than one year, and are typically secured by the Federal Home Loan Bank stock and by other assets, mainly securities which are obligations of, or guaranteed by, the U.S. government. Additional information regarding our borrowings is included under Note 16 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”), issued $6.2 million of variable rate capital trust pass-through securities (“capital securities”) to investors.  The variable interest rate reprices quarterly at the three month LIBOR plus 1.7%.  The Trust purchased $6.2 million of variable rate junior subordinated debentures from Sterling Banks, Inc. The debentures are the sole asset of the Trust. The fair value of the subordinated debentures at the acquisition date of July 19, 2010 was $5.1 million. The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by the Company on or after May 1, 2012 at par, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on May 1, 2037.  On October 22, 2010, the Company repurchased $4.0 million of these capital securities (with a market value of $3.2 million).

Subsidiary Activity

Roma Financial Corporation has two direct subsidiaries, Roma Bank and RomAsia Bank. RomAsia Bank received all regulatory approvals and opened on June 23, 2008. As of December 31, 2010, the Company had invested $13.4 million in organizational capital out of total capital of $15.0 million, or 89.55% in RomAsia Bank. At December 31, 2010 RomAsia Bank had total assets of $123.8 million.

Roma Bank has two wholly-owned subsidiaries: Roma Capital Investment Corporation, which was incorporated under New Jersey law in 2004 as an investment subsidiary, and General Abstract & Title Agency, a New Jersey corporation.

Roma Capital Investment Corporation is an investment subsidiary and its sole activity is to hold investment securities. Its total assets at December 31, 2010 were $288.5 million. Its net income for 2010 was $7.3 million.

General Abstract & Title Agency sells title insurance, performs title searches and provides real estate settlement and closing services. Its total assets at December 31, 2010 were $416 thousand. Its operating revenue for 2010 consisted of $1.0 million in premiums earned from the placement of title insurance and related title company services. Its net loss for 2010 was $57 thousand.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act eliminates our current primary federal regulator and subjects savings and loan holding companies to greater regulation.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that are likely to affect us are the following:

Elimination of OTS.  The Dodd-Frank Act calls for the elimination of the OTS, which is our primary federal regulator and the primary federal regulator of the Bank within 12 to 18 months of enactment.  At that time, the primary federal regulator of the Company will become the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the primary federal regulator for the Banks will become the Office of the Comptroller of the Currency (“OCC”) if we retain our federal savings bank charter.  The Federal Reserve and OCC will generally have rulemaking, examination, supervision and oversight authority over our operations and the FDIC will retain secondary authority over the Bank.  Prior to the elimination of the OTS, the Federal Reserve and OCC will provide a list of the current regulations issued by the OTS that each will continue to apply.  OTS guidance, orders, interpretations, policies and similar items under which we and other savings and loan holding companies and federal savings associations operate will continue to remain in effect until they are superseded by new guidance and policies from the OCC or Federal Reserve.

New Limits on MHC Dividend Waivers.  Effective as of the date of transfer of OTS’s duties, the Dodd-Frank Act will make significant changes in the law governing waivers of dividends by mutual holding companies.  After that date, a mutual holding company may only waive the receipt of a dividend from a subsidiary if no insider of the mutual holding company or their associates or tax-qualified or non-tax-qualified employee stock benefit plan holds any shares of the class of stock to which the waiver would apply, the mutual holding company gives written notice of its intent to waive the dividend at least

30 days prior to the proposed payment date and the Federal Reserve does not object.  The Federal Reserve will not object to a dividend waiver if it determines that the waiver would not be detrimental to the safe and sound operation of the savings association, the mutual holding company’s board determines that the waiver is consistent with its fiduciary duties and the mutual holding company has waived dividends prior to December 1, 2009.  In addition, waived dividends must be taken into account in determining the appropriate exchange ratio for a second-step conversion of a mutual holding company unless the mutual holding company has waived dividends prior to December 1, 2009.

Holding Company Capital Requirements.  Effective as of the transfer date, the Federal Reserve will be authorized to establish capital requirements for savings and loan holding companies.  These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Within five years after enactment, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements that are no less stringent than those currently applied to depository institutions to depository institution holding companies that were not supervised by the Federal Reserve as of May 19, 2009.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets.

Federal Preemption.  A major benefit of the federal thrift charter has been the strong preemptive effect of the Home Owners’ Loan Act (“HOLA”), under which we are chartered.  Historically, the courts have interpreted the HOLA to “occupy the field” with respect to the operations of federal thrifts, leaving no room for conflicting state regulation. The Dodd-Frank Act, however, amends the HOLA to specifically provide that it does not occupy the field in any area of state law.  Henceforth, any preemption determination must be made in accordance with the standards applicable to national banks, which have themselves been scaled back to require case-by-case determinations of whether state consumer protection laws discriminate against national banks or interfere with the exercise of their powers before these laws may be pre-empted.

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2013. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Qualified Thrift Lender Test.  Under the Dodd-Frank Act, a savings association that fails the qualified thrift lender test will be prohibited from paying dividends, except for dividends that: (i) would be permissible for a national bank; (ii) are necessary to meet obligations of a company that controls the savings association; and (iii) are specifically approved by the OCC and the Federal Reserve.  In addition, a savings association that fails the qualified thrift lender test will be deemed to have violated Section 5 of the Home Owners’ Loan Act and may become subject to enforcement actions thereunder.

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Transactions with Affiliates and Insiders.  Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.  Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank.  Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

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

    U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 provided the Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the programs established under the legislation is the Troubled Asset Relief Program—Capital Purchase Program (“CPP”), which provided for direct equity investment by the U.S. Treasury Department in perpetual preferred stock or similar securities of qualified financial institutions. CPP participants must comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The Company opted not to participate in the CPP.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  Pursuant to the Dodd-Frank Act, the Federal Deposit Insurance Act was amended to increase the maximum deposit insurance amount from $100,000 to $250,000 and extended the unlimited deposit insurance coverage for non interest-bearing transaction accounts until December 31, 2012. Prior to the Dodd-Frank Act, the unlimited coverage for transaction accounts had been provided on a temporary basis pursuant to the FDIC’sTransaction Account Guarantee Program.  Institutions that did not opt out of the Transaction Account Guarantee Program paid an additional fee for the coverage.

The FDIC has set a designated reserve ratio of 1.35% ($1.35 for each $100 of insured deposits) for the Deposit Insurance Fund (“DIF”). The Federal Deposit Insurance Act of 2005 (“FDIC Act”) provides the FDIC Board of Directors the authority to set the designated reserve ratio between 1.15% and 1.50%. The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. There is no requirement to achieve a specific ratio within a given timeframe. The DIF reserve ratio calculated by the FDIC at September 30, 2010 was a negative .15% and therefore, the FDIC needs to increase premiums charged to banks.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. In 2010, the annual insurance premiums on bank deposits insured by the DIF varied between $.07 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.78 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.

On November 12, 2009, the FDIC adopted a final rule requiring depository institutions to prepay their estimated quarterly insurance premium for fourth quarter 2009 and all of 2010, 2011 and 2012. The Bank prepaid $3.7 million of such premium on December 30, 2009 and $2.1 million remained as a prepaid balance at December 31, 2010. The expense related to this prepayment is anticipated to be recognized over the next two years based on actual calculations of quarterly premiums.

The Dodd-Frank Act requires changes to a number of components of the FDIC insurance assessment, with an implementation date of April 1, 2011. The changes amend the current methodology used to determine the assessments paid by institutions with assets greater than $10 billion, including changing the assessment base from deposits to total average assets less tier 1 capital. Additionally, the FDIC has developed a scorecard approach to determine a separate assessment rate for each institution with assets greater than $10 billion.

In addition to risk-based deposit insurance premiums, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of Financing Corporation bonds. Financing Corporation assessment rates for 2010 ranged from $.0102 to $.0104 for each $100 of deposits.

Under federal law, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver appointed by regulatory authorities. Such priority creditors would include the FDIC.

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

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender (“QTL”) test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its “portfolio assets” in certain “Qualified Thrift Investments” (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets up to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. As of December 31, 2010, the Banks were in compliance with their QTL requirement.

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

Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2010, the Banks were in compliance with these requirements.

Item 1A. Risk Factors

We may not realize the anticipated benefits from our acquisition of Sterling Banks, Inc.

On July 16, 2010, we completed our acquisition of Sterling Banks, Inc.  and its wholly owned subsidiary, Sterling Bank.  The acquisition of Sterling is anticipated to strengthen our market position.  The success of this transaction, however, will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of Sterling Bank and Roma Bank in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of Sterling Bank nor result in decreased revenues resulting from any loss of customers. In addition, as a result of the merger, we acquired $47.4 million in additional criticized and nonperforming loans.  While we believe that we appropriately estimated the potential losses in Sterling’s loan portfolio when we priced the transaction, if we underestimated the potential losses, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

We may be required to record additional impairment charges with respect to our investment securities portfolio.

We review our securities portfolio at the end of each quarter to determine whether the fair value is below the current carrying value.  When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the impairment is other than temporary.  If we conclude that the impairment is other than temporary, we are required to write down the value of that security.  The “credit-related” portion of the impairment is recognized through earnings whereas the “noncredit-related” portion is generally recognized through other comprehensive income in the circumstances where the future sale of the security is unlikely.  At December 31, 2010, we had investment securities with fair values of approximately $388.5 million of which we had approximately $12.7million in gross unrealized losses.  All unrealized losses on investment securities at December 31, 2010 represented temporary impairments of value.  However, if changes in the expected cash flows of these securities and/or prolonged price declines result in our concluding in future periods that the impairment of these securities is other than temporary, we will be required to record an impairment charge against income equal to the credit-related impairment.

Recently enacted financial reform legislation could substantially increase our compliance burden and costs and necessitate changes in the conduct of our business.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the following provisions of the Dodd-Frank Act, among others, are expected to impact our operations and activities, both currently and prospectively:

·	Elimination of the OTS as our primary federal regulator, which may require us to adapt to a new regulatory regime;

·	New requirements for waivers of dividends by the MHC, which could affect our dividend policies;

·	Weakening of federal preemption standards applicable to RomaBank, which could expose us to state regulation;

·	Changes in methodologies for calculating deposit insurance premiums and increases in required deposit insurance fund reserve levels, which could increase our deposit insurance expense;

·	Application of regulatory capital requirements to the Company; and

·	Imposition of comprehensive, new consumer protection requirements, which could substantially increase our compliance burden and potentially expose us to new liabilities.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

If our non-performing assets increase, our earnings will decrease.

    At December 31, 2010, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, and foreclosed real estate assets) totaled $44.1million, which is an increase of $27.4 million, or 163.8%, over non-performing assets  at December 31, 2009. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level. From time to time, we also write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which could detract from the overall supervision of our operations. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

The Dodd-Frank Act may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.

The value of the Company’s common stock is significantly affected by our ability to pay dividends to our public shareholders.  The Company’s ability to pay dividends to our shareholders is subject to the ability of the Banks to make capital distributions to the Company, and also to the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends. Moreover, our ability to pay dividends and the amount of such dividends is affected by the ability of Roma Financial Corporation, MHC, our mutual holding company, to waive the receipt of dividends declared by the Company.  The MHC currently waives its right to receive all of its dividends on its shares of the Company, which means that the Company has more cash resources to pay dividends to our public stockholders than if the MHC accepted such dividends.  The MHC is required to obtain Office of Thrift Supervision approval before it may waive its receipt of dividends, and the current dividend waiver approval is effective through December 31, 2010. It is expected that the MHC will continue to waive the receipt of future dividends except to the extent dividends are needed to fund its continuing operations.

Office of Thrift Supervision regulations allow federally chartered mutual holding companies to waive dividends without taking into account the amount of waived dividends in determining an appropriate exchange ratio in the event of a conversion of a mutual holding company to stock form. However, under the recently enacted Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision relating to mutual holding companies will be transferred to the Federal Reserve Board within one year of the enactment of the legislation (subject to an extension of up to six months), and the Office of Thrift Supervision will be eliminated. Accordingly, the Federal Reserve Board will become the new regulator of the Company and the MHC. The Dodd-Frank Act also provides that a mutual holding company will be required to give the Federal Reserve Board notice before waiving the receipt of dividends, and sets forth the standards for granting a waiver, including a requirement that waived dividends be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form. The Dodd-Frank Act, however, further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio in a conversion to stock form by any federal mutual holding company, such as the MHC, that has waived dividends prior to December 1, 2009. The Federal Reserve Board historically has generally not allowed mutual holding companies to waive the receipt of dividends, and there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as the MHC.

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

We are particularly exposed to downturns in the U. S. housing market. Dramatic declines in the housing market over the past two years, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult market conditions will improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. In particular, we may face the following risks in connection with these events:

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.

•	Regulatory change may affect our dividend exclusion, MHC structure and Thrift Charter.

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

Recent levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. The volatility and disruption that had reached unprecedented levels, stabilized to some degree in 2010. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Market interest rates were in recent years at historically low levels. However, beginning in June 2004 through June 2007 the U.S. Federal Reserve  increased its target federal funds rate. However, in the last two quarters of 2007 and in all four quarters of 2008 rates were dropped and in 2009 and 2010 remained constant. While the federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have decreased, the market has not responded correspondingly. The effect is the narrowing of in the interest spread between deposit rates and the rates at which we lend.

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

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. If management’s assumptions and judgments about the ultimate collectability of the loan portfolio prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses or if we are required to make material additions to the allowance, our earnings and capital could be significantly and adversely affected. At December 31, 2010, our allowance for loan losses was $9.8 million, representing 1.08% of outstanding loans and 24.30% of non-performing loans.

A portion of our total loan portfolio consists of commercial real estate loans, commercial business loans and construction loans, and we intend to grow this part of the loan portfolio. The repayment risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans.

At December 31, 2010, our loan portfolio included $273.2 million of commercial and multi-family real estate loans and $36.1 million of commercial business loans, together amounting to 34.0% of our total loan portfolio, and $37.2 million of construction loans, representing 4.1% of our total loan portfolio. Unlike single family residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property with values that tend to be more easily ascertainable, commercial loans typically are made on the basis of  borrowers’ ability to make repayment from the cash flow of the borrowers’ business. The repayment of construction loans for residential and commercial land acquisition and development, including loans to builders and developers, is dependent, in part, on the success of the ultimate construction project. In addition, commercial loans and construction loans to builders and developers generally result in larger balances to single borrowers, or related groups of borrowers, than one- to four-family loans.

In addition, the growth of our aggregate commercial and multi-family real estate and commercial business loans and construction loans from $6.9 million at December 31, 2001 to $346.5 million at December 31, 2010, including loans acquired in the merger,  means that a large portion of this portfolio is unseasoned. Relatively new loans that are “unseasoned,” are considered to pose a potentially greater repayment risk than more mature loans because they generally do not have sufficient repayment history to indicate the likelihood of repayment in accordance with their terms.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry in New Jersey is intense. Many of our competitors have substantially greater resources and lending limits than we do and offer services that we do not or cannot provide. Price competition for loans might result in us originating fewer loans, or earning less on our loans, and price competition for deposits might result in a decrease in our total deposits or higher rates on our deposits. Our deposit market share in Mercer County, New Jersey, where nine of our twenty-six offices are located, was 7.3% at June 30, 2010, the latest date for which market share information is available. In Burlington, New Jersey, where eleven of our twenty-six offices are located, our market share was 4.7% at June 30, 2010, the latest date for which market share was available.

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

We opened our new main office in Robbinsville, New Jersey in 2005, a new branch office in Plumsted, New Jersey in the first quarter of 2007, and two new branch offices in January  2008 in Whiting and Bordentown, New Jersey, our Hopewell branch in the spring of 2008 and our Columbus and Lawrenceville branches in the early fall of 2008. We added ten new branches with the acquisition of the former Sterling bank and RomAsia Bank added one branch in 2010.  We do not currently have any new branches planned. Expenses related to any future expansion of our operations through de novo branching or the acquisition of branches or other financial institutions could adversely impact earnings in future periods.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2010, our net investment in property and equipment totaled $47.3 million, including land held for future development and construction in progress.

The following table sets forth the location of our main office and branch offices, the year each office was opened and the net book value of each office.

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at December 31, 2010
			(In thousands)
Corporate Headquarters and Robbinsville Town Center Office: 2300 Route 33 Robbinsville, NJ	2005	Owned	$ 12,589
Chambersburg Office: 485 Hamilton Avenue Trenton, NJ	1962	Owned	386
Mercerville Office: 500 Route 33 Hamilton, NJ	1971	Owned	721
Yardville Office: 4500 South Broad Street Hamilton, NJ	1984	Owned	1,248
West Trenton Office: 79 West Upper Ferry Road West Trenton, NJ	1986	Owned	1,146
Hamilton Center City Office: 1155 Whitehorse-Mercerville Road Hamilton, NJ	1991	Owned	4,116
South Trenton Office: 1450 South Broad Street Trenton, NJ	1993	Owned	816
Florence Township Office 2150 Route 130 North Florence Township Burlington, NJ	2003	Owned	2,319
Plumsted Office 400 Route 539 Cream Ridge, NJ	2007	Owned	2,581
Bordentown Office 213 Route 130 Bordentown, NJ 08505	2008	Leased	526
Whiting Office 451 Lacey Road Whiting, NJ 08759	2008	Leased	1,569
Hopewell Office 84 route 31, Suite 101 Hopewell, NJ 08534	2008	Leased	617
Columbus Office 23201 Columbus Road Columbus, NJ 08022	2008	Leased	1,338
Lawrenceville Office 160 Lawrenceville-Pennington Road, Suite 14 Lawrenceville, NJ 08648	2008	Leased	275
RomAsia Bank 2008 Owned* 4287 Rt. 1 South Monmouth Jct., NJ 08852	2008	Owned*	3,208

*Owned by Roma Financial Corporation leased to RomAsia Bank.

	Year Facility Acquired	Leased or Owned	Net Book Value at December 31, 2010
			(In thousands)
Larchmont Office: 3100 Route 38 Mount Laurel, NJ 08054	2010	Leased	$ 493
Vincentown Office: 52 Main Street Vincentown, NJ 08088	2010	Owned	213
Marlton Office: 320 Evesboro-Medford Road Marlton, NJ 08053	2010	Leased	48
Medford Office: 415 Stokes Road Medford, NJ 08055	2010	Leased	101
Bordentown (Farnsworth) Office: 789 Farnsworth Avenue Bordentown, NJ 08505	2010	Owned	1,057
Florence (Broad Street) Office: 4 Broad Street Florence, NJ 08518	2010	Owned	192
Maple Shade Office: 124 East Main Street Maple Shade, NJ 08052	2010	Owned	627
Delran Office: 80 Hartford Road Moorestown, NJ 08057	2010	Leased	1,749
Voorhees Office: 1006 Kresson Road Voorhees, NJ 08043	2010	Leased	789
Wexford Office: 1951 Route 70 East Cherry Hill, NJ 08003	2010	Owned	722
Edison Office (RomAsia Bank): 561 US Highway 1 Edison, NJ 08817	2010	Leased	536

Item 3. Legal Proceedings

The Banks, from time to time, are party to routine litigation which arise in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company, the Banks or subsidiaries at December 31, 2010 that would have a material effect on our operations or income.

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

Quarters Ended	High	Low	Dividends

March 31, 2009	$ 13.27	$ 9.70	$.08

June 30, 2009	$ 14.05	$ 11.58	$.08

September 30, 2009	$ 13.43	$ 11.69	$.08

December 31, 2009	$ 13.19	$ 11.74	$.08

March 31, 2010	$ 12.79	$ 11.44	$.08

June 30, 2010	$ 12.65	$ 10.86	$.08

September 30, 2010	$ 11.64	$ 10.19	$.08

December 31, 2010	$ 10.65	$ 9.40	$.08

Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, stock market characteristics and general economic conditions. The timing, frequency and amount of dividends is determined by the Board.

During the years ended December 31, 2010, 2009 and 2008. Roma Financial Corporation, MHC waived its right, upon non-objection from the Office of Thrift Supervision, to receive cash dividends of $7.2 million, $7.2 million, and $7.2 million, respectively, declared by the Company during the year.

As of March 2, 2011, there were approximately 3,995 shareholders of record of the Company’s common stock, including brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial owners.

The Office of Thrift Supervision allows mutual holding companies to waive the receipt of dividends without taking waived dividends into account in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form. However, the Dodd-Frank Act transfers the authority to review and approve mutual holding company dividend waivers to the Federal Reserve Board and sets forth standards for Federal Reserve Board approval, including that waived dividends will be taken into account in determining an appropriate exchange ratio in a conversion of a mutual holding company to stock form. The Dodd-Frank Act further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio in the event of a mutual-to-stock conversion of a federal mutual holding company, such as the MHC, that has waived dividends prior to December 1, 2009. The Federal Reserve Board historically has generally not allowed mutual holding companies to waive the receipt of dividends, and there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as the MHC. See “The recently enacted financial reform legislation may have an adverse effect on our ability to pay dividends which would adversely affect the value of our common stock,” under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

On March 18, 2010, the Company announced a third five percent stock repurchase plan, equivalent to 360,680 shares.  The repurchase was completed on September 23, 2010 at a total cost of $4.1 million, or approximately $11.67 per share.

On September 17, 2010, the Company announced a fourth five percent stock repurchase plan equivalent to 342,646 shares.  The repurchase was completed on December 3, 2010 at a total cost of $3.4 million, or approximately $9.78 per share. The following table details shares repurchased during the last quarter of 2010.
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of shares that may Yet Be Purchased Under the Plan

October 1-31, 2010	38,000	$10.25	38,000	304,646
November 1-30, 2010	28,000	$10.09	28,000	276,646
December 1-3, 2010	276,646	$9.69	276,646	-
Total	342,646	$9.78	342,646	-

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

Roma Financial Corporation

	Period Ending
Index	07/12/06	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Roma Financial Corporation	100.00	117.45	112.46	92.15	92.88	81.91
NASDAQ Composite	100.00	115.55	126.89	75.45	108.56	132.27
SNL Thrift MHCs	100.00	123.34	108.43	113.75	102.42	94.62

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

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:

Total assets	$1,819,154	$1,312,001	$1,077,095	$907,114	$875,533
Loans receivable, net	893,842	585,759	520,406	458,873	420,382
Mortgage backed securities held to maturity	421,114	248,426	301,878	144,099	144,480
Securities available for sale	52,513	30,144	17,000	17,238	19,331
Investment securities held to maturity	244,421	305,349	74,115	127,706	169,927
Cash and cash equivalents	89,587	50,895	80,419	95,302	64,701
Goodwill	1,826	572	572	572	572
Deposits	1,503,560	1,015,755	764,233	651,030	625,972
Federal Home Loan Bank borrowings	35,000	24,826	46,929	28,940	7,863
Securities sold under agreement to repurchase	40,000	40,000	40,000	—	—
Total stockholders’ equity	212,476	216,220	213,016	218,303	234,654

	Year Ending December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share data)
Summary of Operations:

Interest income	$66,413	$54,813	$48,095	$45,769	$40,869
Interest expense	20,276	21,683	19,720	17,783	15,190
Net interest income	46,137	33,130	28,375	27,986	25,679
Provision for loan losses	6,855	3,280	787	492	291
Net interest income after provision for loan losses	39,282	29,850	27,588	27,494	25,388
Non-interest income	7,369	2,804	4,229	4,060	3,460
Non-interest expense	38,477	29,012	25,120	20,327	21,206
Income before income taxes	8,174	3,642	6,697	11,227	7,642
Provisions for income taxes	2,981	1,035	2,190	4,134	2,394
Net income before noncontrolling interests	5,193	2,607	4,507	7,093	5,248
Noncontrolling interests	(87)	8	161	123	—
Net Income	$5,106	$2,615	$4,668	$7,216	$5,248
Net income per share – basic and diluted	$0.17	$0.09	$0.15	$0.23	$0.19
Dividends per share	$0.32	$0.32	$0.32	$0.24	$0.00
Weighted number of common shares outstanding	30,554	30,680	30,584	31,563	27,305

	At or For the Years Ended December 31,
	2010		2009		2008		2007		2006
Performance Ratios:
Return on average assets (net income divided by average total assets	0.32%		0.22%		0.48%		0.82%		0.62%
Return on average equity (net income divided by average equity)	2.38		1.23		2.15		3.12		2.89
Net interest rate spread	3.18		3.46		2.67		2.71		2.78
Net interest margin on average interest-earning assets	3.10		2.94		3.18		3.42		3.28
Average interest-earning assets to average interest-bearing liabilities	1.16	x	1.19	x	1.23	x	1.33	x	1.24	x
Efficiency ratio (Non-interest expense divided by the sum of net interest income and non-interest income)	82.77%		89.56%		78.95%		63.43%		72.78%
Non-interest expense to average assets	2.50		2.57		2.81		2.30		2.52

Asset Quality Ratios:
Non-performing loans to total loans	4.44		2.48		1.95		1.46		0.08
Non-performing assets to total assets	2.44		1.27		0.96		0.76		0.04
Net charge-offs to average loans outstanding	0.03		0.05		0.03		0.01		—
Allowance for loan losses to total loans	1.08		0.88		0.42		0.34		0.27
Allowance for loan losses to non-performing loans	24.4		35.40		21.42		23.25		322.04
Allowance for loan losses to legacy Roma non-performing loans	43.8		35.40		21.42		23.25		322.04
Capital Ratios:
Average equity to average assets (average equity divided by average total assets)	13.65		17.50		22.37		26.19		21.53
Equity to assets at period end	11.68		16.48		19.62		24.07		26.80
Tangible equity to tangible assets at period end	11.63		15.75		18.25		24.01		26.91

Number of Offices:
Offices	26		15		15		11		9

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

Overview

Financial Condition and Results of Operations. The Company results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earnings assets and the interest we pay on our interest-bearing liabilities. It is a function of the average balances of loans and investments versus average balances of deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds. On July 16, 2010, the company completed its acquisition of Sterling Banks Inc., at the time of the merger, Sterling had $360.4 million, $272.3 million in loans receivable and  $320.7 million in deposits. Pursuant to purchase accounting, the Company’s results of operations include the effect of the merger subsequent to July 16, 2010.

Our interest-earning assets primarily consist of loans, mortgage-backed securities and investment securities. At December 31, 2010, net loans comprised 49.1% of our total assets and our securities portfolio comprised 39.5% of our total assets. The most significant change in interest-earning assets from the prior year was a $179.1 million, or 32.5%, increase in the average balance of loans receivable, net from $551.4 million for the year ended December 31, 2009, to $730.5 million for the year ended December 31, 2010. At year end, actual loans receivable, net, totaled $893.8 million, an increase of $308.1 million over the prior year. Of this, $272.3 million represented loans acquired in the merger.  During 2010 and 2009, a key goal of management was growth in the loan portfolio, particularly multi-family and commercial real estate loans. Multi-family and commercial real estate loans increased by 58.5%, or $100.8 million, from 2009 to 2010, and 37.0%, or $49.9 million, from 2008 to 2009.

During 2010, the amount of mortgage backed securities increased $172.7 million due to $240.0 million in purchases before principal repayments, as investments in this category were at a more favorable rate and price than other investment optons.

Our interest-bearing liabilities consist primarily of retail deposits, borrowings from the FHLBNY, and, securities sold under agreements to repurchase. At December 31, 2010, our total deposits were $1.5 billion, compared to $1.0 billion at December 31, 2009. The $487.8 million, or 48.0%, increase in deposits was in all product areas.  Included in this increase is $320.7 million of deposits acquired in the merger.  Management continued to be challenged during 2010 to maintain competitive deposit rates, while containing the cost of funds.

Our borrowings from the FHLBNY were $35.0 million compared to $24.8 million a year earlier. This advance was repaid in the first quarter of 2009. The Company acquired in the merger $6.2 million of subordinated debt maturing in 2037 with an interest rate of 6.7%. In October 2010, the Company repaid $4.0 million of the debt.

Our net interest income increased 39.27% to $46.1 million in 2010, from $33.1 million in 2009. The net interest spread increased to 2.88% from 2.56% in 2009, as the average cost of interest bearing liabilities decreased 71 basis points, while the yield on interest-earning assets declined 9 basis points. For 2010, the average cost of interest-bearing liabilities was 1.59% and the average yield on interest-earning assets was 4.47%. Total interest income increased 21.16%, due to a 31.9% increase in the average balance of interest-earning assets, but was offset by a 39 basis point decrease in average yield. Interest expense decreased 6.5%, with a 28.5% increase in average interest bearing liabilities, but benefitting  from  a 71 basis point decline in the cost of interest bearing liabilities. Net interest income increased 39.26%.

    Our results of operations are also influenced by our provisions for loan losses, non-interest income and non-interest expense. The provision for loan losses increased as we added to the specific reserves as collateral values declined and increased our percentages in various environmental areas for the general reserve.  Non-interest income includes service fees and charges, including income generated by the Banks’ retail branch networks and operations, income from bank-owned life insurance, and title insurance revenue from our title agency subsidiary. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses.

    Non-interest income increased $5.4 million to $8.2 million in 2010, compared to $2.8 million in 2009.   The increase was primarily due to a gain of $2.0 million on a security that had a $2.2 million impairment loss in 2009.  Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest expense increased by $10.3 million, or 35.3%, to $39.3 million in 2010, compared to $29.0 million in 2009. The increase was primarily due to expenses related to the merger and the ten branches also acquired in the merger.

    Net income for the year ended December 31, 2010 was $5.1 million, a increase of $2.5 million or 96.1% from $2.6 million for the year ended December 31, 2009.

    Total assets increased $507.2 million, or 38.6%, to $1.8 billion, from $1.3 billion at December 31, 2009. Cash and cash equivalents increased $38.7 million from year to year. Loans receivable, net, increased $308.1 million, investments held to maturity decreased $60.9 million, while mortgage backed securities increased $172.7 million at December 31, 2010, as compared to December 31, 2009.

Stockholders’ equity decreased $3.7 million, or 1.7%, to $212.5 million at December 31, 2010 due to dividend payments and stock repurchases.

 Business Strategy. Our current business strategy is to seek growth and improve profitability by:

•	Increasing the volume of loan originations and the size of our loan portfolio relative to our securities portfolio;

•	Increasing originations of multi-family and commercial real estate loans, construction loans, and commercial business loans;

•	Building core banking business through internal growth and growing our branches, and judiciously considering expansion through acquisition opportunities.

•	Developing a sales culture by training and encouraging branch personnel to promote existing products and services to our customers; and

•	Maintaining high asset quality.

Historically, our deposits have exceeded our residential loan originations, and we have invested those deposits primarily in mortgage-backed securities and investment securities. Over  the last few years we have focused on building a non-residential loan portfolio.

Critical Accounting Policies. Our accounting policies are integral to understanding the results reported and are described in detail in Note 1 to consolidated financial statements contained in this Annual Report on Form 10-K. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and income for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes relate primarily to the determination of the allowance for loan losses.

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

Acquired loans. Loans that we acquire in acquisitions subsequent to January 1, 2009, are recorded at fair value with no carryover of the related allowance for credit losses.  Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount or premium and is recognized into interest income over the remaining life of the loan. The difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non accretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan.  Subsequent decreases to the expected cash flows require us to evaluate the need for an allowance for credit losses.  Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonacrretable discount which we then reclassify as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method.  Our evaluation of the amount of future cash flows that we expect to collect is performed in a similar manner as that used to determine our allowance for credit losses.  Charge-offs of the principal a43 unt on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

General. Our total assets increased by $507.1 million, or 38.6%, to $1.8 billion at December 31, 2010 compared to $1.3 billion at December 31, 2009, primarily due to approximately $360.5 million of assets acquired in the acquisition of Sterling. The assets consisted of $272.3 in net loans, $32.7 million in investments and $7.3 million in real property.  Other increases include $35.8 million in net loans apart from the loans acquired in the merger, $134.1 million in securities investments, and various other small increases.

Cash and Cash Equivalents. Cash and cash equivalents increased $38.7 million, or 76.0%, to $89.6 million at December 31, 2010 from $50.9 million at December 31, 2009.

Securities available for sale. The carrying value of securities available for sale increased $22.4 million, or 74.2%, to $52.5 million at December 31, 2010 compared to $30.1 million for the prior year. The increase was primarily due to $25.3 million of available for sale securities acquired in the acquisition.

Investment securities held to maturity. Investment securities held to maturity decreased $60.9 million, or 20.0%, to $244.4 million at December 31, 2010 from $305.3 million at December 31, 2009. The decrease in the investments held to maturity portfolio was primarily due to calls of securities and the reinvestment of the call proceeds in mortgage backed securities which later in the year had more attractive yields and price points, and provided a balance in our interest rate risk.  The weighted yield of the portfolio at December 31, 2010 was 3.68%.

Mortgage-backed securities. Mortgage-backed securities increased $172.7 million, or 69.5%, to $421.1 million at December 31, 2010, from $248.4 million at December 31, 2009. The average yield on mortgage-backed securities at December 31, 2010 was 4.15%.\

Loans. Loans receivable, net, increased $308.1 million or 52.6% to $893.8 million at December 31, 2010, compared to $585.8 million at December 31, 2009.  Included in the increase are approximately $272.3 million of loans acquired in the merger.  Conventional one-to-four family mortgages increased $106.7 million, or 42.3%, to $358.5 million at December 31, 2010, compared to $251.9 million at December 31, 2009.  Loans in this category increased due to loans acquired in the merger and the lower rate environment.  Mortgage volume increased during 2010, as we experienced a demand for refinancing from both existing and new customers. Commercial and multi-family mortgages, construction and commercial loans increased $135.7 million, an increase of 64.4%, to $346.5 million at December 31, 2010, compared to $210.8 million in the prior year.  Majority of the growth came from loans acquired in the merger as new commercial loan originations remained slow.  Home equity and consumer loans increased $70.5 million, or 52.5%, to $204.7 million at December 31, 2010, compared to $134.2 million the prior year.  Majority of the increase was related to loans acquired in the merger; and an improvement in equity loan demand.

Premises and equipment. Premises and equipment increased $8.2 million, or 21.0%, to $47.4 million at December 31, 2010, compared to $39.1 million in the prior year. Included in the increase is $7.3 million of premises and equipment acquired in the merger.  Roma Bank also holds a 50% interest in a variable interest entity which owns real estate which is listed separately on the balance sheet as real estate owned via equity investment.  The Company acquired two closed branch locations in the merger which are held for sale and listed separately on the balance sheet.

Bank Owned Life Insurance. Bank owned life insurance (“BOLI”) increased $3.8 million to $28.1 million at December 31, 2010 compared to $24.3 million the prior year. Included in this amount is $2.6 million acquired in the merger.

Real Estate Owned. Real estate owned increased $1.8 million to $3.7 million at December 31, 2010, compared to $1.9 million  at December 31, 2009.  The Bank acquired $2.6 million of real estate owned in the merger.  During 2010, seven new properties were added to real estate owned and four were sold. At December 31, 2010, the Company held seven residential properties and two commercial.

Other assets. All other assets increased $11.4 million to $33.4 million at December 31, 2010, compared to $22.0 million a year earlier. The increase was primarily a result of an increase of $8.7 million in deferred taxes, $1.6 million in accrued interest receivable and $1.7 million in Federal Home Loan Bank stock.

Deposits. Deposits increased by $487.8 billion, or 48.0%, to $1.5 billion at December 31, 2010, compared to $1.6 million in the prior year.   Included in this increase are $320.7 million of deposits acquired in the merger.  Non-interest bearing time deposits increased $32.3 million, or 99.4%, to $64.8 million at December 31, 2010, compared to $32.5 million at December 31, 2009.  Interest bearing checking accounts increased $47.8 million, or 36.9%, to $177.3 million at December 31, 2010, compared to $129.5 million in the prior year.  The weighted average interest rate of total checking accounts, including both interest bearing and non-interest bearing, was 0.22% at December 31, 2010, compared to 0.25% in the prior year.  Savings and club accounts increased $163.0 million, or 59.1%, to $439.0 million at December 31, 2010, compared to $276.0 million at December 31, 2009.  The weighted average interest rate of savings and club accounts at December 31, 2010 was .79%, compared to .91% in the prior year.  Certificates of deposit increased $244.6 million, or 42.3%, to $822.4 million at December 31, 2010, compared to $577.8 million in the prior year.  The weighted average interest rate of certificates of deposit at December 31, 2010 was 1.83%, compared to 2.47% in the prior year.  The consolidated deposits include deposits of RomAsia Bank totaling $97.7 million at December 31, 2010 and $71.6 million at December 31, 2009.  Competition in our market place for deposits continued to be a challenge in 2010.

Federal Home Loan Bank Advances. Federal Home Loan Bank of New York (FHLBNY) advances increased $10.2 million to $35.0 million at December 31, 2010 compared to $24.8 million at December 31, 2009.   Roma Bank has a $23.0 advance with the FHLBNY for ten years, with a three year call, at 3.9% interest, with interest paid quarterly. RomAsia Bank has various short term advances totaling $12.0 million.

    Subordinated Debentures. On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”), issued $6.2 million of variable rate capital trust pass-through securities (“capital securities”) to investors.  The variable interest rate reprices quarterly at the three month LIBOR plus 1.7%.  The Trust purchased $6.2 million of variable rate junior subordinated debentures from Sterling Banks, Inc.. The debentures are the sole asset of the Trust. The fair value of the subordinated debentures at acquisition of Sterling Banks, Inc. was $5.1 million. The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by the Company on or after May 1, 2012 at par, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on May 1, 2037.  On October 22, 2010, the Company repurchased $4.0 million of these capital securities (with a market value of $3.2 million).

   Securities Sold Under Agreements to Repurchase. In August  2008, the Company entered into an agreement to sell securities under agreement to repurchase in the amount of $40.0 million. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015, with a two year call at 3.22%; $20.0 million maturing in 2018, with a three year call at 3.51%; and, $10.0 million maturing in 2018, with a five year call at 3.955%. The agreement is collateralized by securities described in the underlying agreement which are held in safekeeping at the FHLBNY.

    Other Liabilities.  Other liabilities decreased minimally by $103 thousand to $12.4 million at December 31, 2010, compared to $12.5 million at December 31, 2009.

    Stockholders’ Equity. Stockholders’ equity decreased $3.7 million, or 1.7%, to $212.5 million at December 31, 2010.  The decrease was primarily a result of stock repurchases of $7.5 million and dividends paid to minority shareholders of $2.3 million, offsetting by net income of $5.1 million.

Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

    General. Net income for the year ended December 31, 2010 was $5.1 million, an increase of $2.5 million, or 95.3%, from $2.6 million for the year ended December 31, 2009. Net income benefitted from a realized gain of $2.0 million on an equity security that had been written down as an- other than temporary impairment in 2009 by $2.2 million. Operating results were also impacted by the acquisition of Sterling since July 16, 2010.

    Net Interest Income. Net interest income, after the provision for loan loss increased $9.5 million, or 31.6%, to $39.3 million, compared to $29.9 million for the year ended December 31, 2009. Our net interest rate spread on the average balance sheet decreased 32 basis points to 2.88%, compared to 2.56% the prior year. The average yield on interest earning assets decreased 39 basis points, while the average cost of interest bearing liabilities decreased 71 basis points. The average yield on interest bearing assets was 4.47% and 4.86% for the years ended December 31, 2010 and 2009, respectively. The average cost of interest-bearing liabilities for the years ending December 31, 2010 and 2009 were 1.59% and 2.30%, respectively.

    Interest Income. Total interest income increased $11.6 million, or 21.2%, to $66.4 million for the year ended December 31, 2010, compared to $54.8 million for the prior year. The improvement in interest income resulted from an increase in the average balance of interest earning assets.

    Interest income on loans increased $8.7 million, or 27.9%, to $40.0 million for the year ended December 31, 2010, compared to $31.3 million for the prior year. The increase resulted from an increase in the average balance of loans from $551.4 million to $730.5 million; an increase of $179.1 million over 2009. This was offset by a decrease in the average yield on loans from year over year of 19 basis points.

    Interest income on mortgage-backed securities held to maturity decreased $767 thousand, or  5.4%, to $13.5 million for the year ended December 31, 2010, compared to $14.3 million in the prior year. This decrease was due primarily to 61 basis point decrease in average yield on mortgage backed securities, offset by volume increases.

    Interest income on investment securities available for sale and held to maturity increased $3.9 million, or 44.8%, to $12.4 million for the year ended December 31, 2010 compared to $8.5 million for the prior year. The average yield on investment securities available for sale and held to maturity decreased 11 basis points to 3.69%, compared to 3.80% in the prior year. The average balance of investment securities available for sale and held to maturity increased $114.6 million to $334.2 million in 2010, compared to $219.6 million in the prior year. The increase in the average balance was primarily due to more favorable rates and prices than other investment options.

    Interest income on other interest-earning assets decreased $180 thousand to $0.5 million in 2010, compared to $0.7 million in the prior year. The average yield on other interest-bearing assets decreased 40 basis points to 0.40% in 2010, compared to 0.80% in the prior year. The decrease was primarily the result of a continued  decline in overnight interest rates in 2010. The average balance of other interest-bearing assets increased $45.3 million to $127.8 million in 2010, compared to $82.5 million in 2009.

    Interest Expense. Total interest expense decreased $1.4 million, or 6.45%, to $20.3 million for the year ended December 31, 2010, compared to $21.7 million in the prior year. The decrease primarily related to a 46 basis point decrease in the weighted average interest rate on deposits from year to year, offsetting a 48.0% increase in the portfolio balance.  The average cost of interest-bearing liabilities decreased 71 basis points to 1.59% compared to 2.30% in the prior year. The average balance of interest-bearing liabilities increased $333.8 million to $1.3 billion compared to $944.4 million in the prior year.

    Interest expense on deposits decreased $1.5 million, or 7.8%, to $17.7 million in 2010, compared to $19.2 million in 2009. Average interest-bearing demand deposits increased $332.2 million, or 38.0%, to $1.2 billion for the year ending December 31, 2010, compared to $0.9 billion at the end of the prior year. The average cost of  demand deposits decreased 16 basis points from year to year. Average savings and club accounts increased $112.6 million, or 46.1%, to $356.5 million, compared to $243.9 million in the prior year. The average cost of interest-bearing savings and club accounts decreased 31 basis points to 0.92%, compared to 1.23% in the prior year. The average cost of interest-bearing certificates of deposits decreased 103 basis points to 1.98%, compared to 3.01% in the prior year. The average balance of interest-bearing certificates of deposit increased $179.3 million, or 34.6%, to $698.2 million, compared to $518.9 million in 2009.

    Interest expense on FHLBNY advances decreased $40 thousand to $1.0 million, compared to $1.0 million in the prior year. The average cost of borrowings decreased 10 basis points to 3.45% compared to 3.56% in the prior year. In late October 2007, the Company borrowed $23.0 million in the form of a ten year advance with a three year call, interest only quarterly at 3.90%.  In August 2008, the Company borrowed $40.0 million under an agreement to repurchase securities at a blended interest rate of 3.55%. RomAsia Bank has $12.0 million of short-term borrowing from FHLBNY.

    The Bank acquired in the merger Subordinated Debentures totaling $6.2 million maturing in 2037, callable in June 2012 at a rate of 6.8%.  The Bank paid off a portion of this debt in October 2010.  At December 31, 2010, the balance was $1.9 million.

    Provision for Loan Losses. We charge provisions for loan losses to operations at  levels required to reflect credit losses in the loan portfolios that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolios and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) establishment of general valuation allowances in the remainder of our loan portfolio, and (2) we establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances on a combination of factors including, but not limited to, actual loan loss experience, composition of loan portfolio, current economic conditions and management’s judgment. The overall growth in the loan portfolio, particularly in commercial loans, is expected to result in higher provisions going forward.

    The provision for loan losses increased $3.6 million to $6.9 million for the year ended December 31, 2010 compared to $3.3 million in the prior year. The provision was increased in response to the increase in the average balance of the portfolio, and in response to deteriorating commercial real estate values which affect our collateral position. During 2010, total net loans increased $308.0 million to $893.8 million at December 31 2010, compared to $585.8 million at December 31, 2009. The allowance for loan loss was 1.09% of total loans, and, 1.59% of legacy Roma loans, at December 31, 2010, compared to 0.89% in the prior year.

    In December 2010, the Bank worked with a consultant to validate and strengthen the peer, internal risk and historical data driving our allowance for loan loss methodology.  While management uses available information to recognize losses on loans, additional loan loss provisions in the future may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their periodic examinations, review the allowance for loan losses and may require us to record additional provisions based on their judgment of information available to them at the time of their examination.

    Non-Interest Income. Non-interest income includes fees and service charges on loans, commissions on the sale of title insurance policies, bank-owned life insurance income, and other miscellaneous income. Non-interest income increased $5.4 million, or 192.9%, to $8.2 million in 2010 compared to $2.8 million in the prior year. The increase was primarily due to a realized gain of $2.0 million on an equity security on which we had taken a $2.2 million impairment loss in 2009.

    Commissions on sale of title policies decreased minimally to $1.0 million compared to $1.1 million in the prior year, primarily due to static real estate transactions.

    Fees and service charges on deposits and loans increased minimally, $246 thousand, to $1.8 million, compared to $1.6 million in the prior year. Fees and service-charges on deposits increased $18 thousand, or 1.2%, to $1.5 million, compared to $1.5 million in the prior year. The minimal increase was primarily due to no increases in fees from our overdraft protection program, which offset fee income related to deposits and loans acquired in the merger with Sterling. Fees and service charges on loans increased minimally $228 thousand primarily from late charge fees.

    Income from bank-owned life insurance increased $37 thousand in 2010.  No new policies were purchased in 2010, however, $2.6 million of bank owned life insurance was cquired in the merger.

    Other non-interest income increased $5.2 million to $4.1 million in 2010, compared to $1.1 million loss in the prior year.  The increase was primarily due to realized gain of $2.0 million on an equity security that had a $2.2 million impairment loss in the prior year.

    Non-Interest Expense. Non-interest expense increased $10.3 million, or 35.5%, to $39.3 million in 2010, compared to $29.0 million in the prior year. The increase was primarily due to the merger with Sterling Bank and the related merger expenses and costs associated with the ten branches acquired in the merger.

    Salaries and employee benefits increased $4.9 million, or 30.0.%, to $20.9 million in 2010, compared to $16.0 million in the prior year. The increase in costs were primarily related to the merger.

    Net occupancy expense of premises increased approximately $847 thousand, or 27.6%, to $3.7 million in 2010 compared to $2.9 million in the prior year. Costs related to the ten branches acquired in the merger were $806 thousand.

    Equipment costs increased $548 thousand, or 12.3%, to $3.1 million for the year ended December 31, 2010 compared to $2.5 million in the prior year. The increase was primarily related to costs associated with the merger of $252 thousand, costs related to RomAsia’s new branch and normal increases.

    Data processing costs increased $354 thousand, or 21.9%, to $2.0 million in 2010, compared to $1.6 million in the prior year. This increase was primarily related to the merger and the need to have duplicate systems for a short period of time.

    Advertising decreased $15 thousand to $827 thousand in 2010, compared to $842 thousand in the prior year.

    Other non-interest expense increased $3.5 million, or 102.9% to $6.9 million in 2010, compared to $3.4 million in the prior year. Included in other non-interest expense is $924 thousand of merger expenses.  Other increases included $690 thousand in REO and loan expense related to costs associated with impaired loans, write downs on REO values of $705 thousand, and $527 thousand of increases in operating expenses such as telephone, supplies, insurance, etc.

    Provision for Income Taxes. The provision for income taxes increased $1.9 million, or 63.3%, to $3.0 million in 2010 compared to $1.0 million in the prior year. The increase is primarily related to an increase of 95% inpre-tax income lowered by increases in tax free income primarily from bank owned life insurance. The effective tax rate for 2010 was 36.47% compared to 28.42% for 2009.

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

    General. Net income for the year ended December 31, 2009 was $2.6 million, a decrease of $2.1 million, or 44.0%, from $4.7 million for the year ended December 31, 2009. The decrease was primarily due to increased provisions for loan losses, the increase in Federal Deposit Insurance Premiums, and the loss on other-than-temporary impairment of $2.2 million.

Net Interest Income. Net interest income, after the provision for loan loss increased $2.2 million, or 8.2%, to $29.8 million, compared to $27.6 million for the year ended December 31, 2009. Our net interest rate spread on the average balance sheet decreased 6 basis points to 2.56%, compared to 2.62% the prior year. The average yield on interest earning assets decreased 51 basis points, while the average cost of interest bearing liabilities decreased 45 basis points. The average yield on interest bearing assets was 4.86% and 5.37% for the years ended December 31, 2009 and 2008, respectively. The average cost of interest-bearing liabilities for the years ending December 31, 2009 and 2008 were 2.30% and 2.75%, respectively.

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

Provision for Loan Losses. We charge provisions for loan losses to operations at levels required to reflect credit losses in the loan portfolios that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolios and changes in the nature and volume of our loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) establishment of general valuation allowances in the remainder of our loan portfolio, and (2) we establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. Management bases general loan loss allowances on a combination of factors including, but not limited to, actual loan loss experience, composition of loan portfolio, current economic conditions and management’s judgment. The overall growth in the loan portfolio, particularly in commercial loans, is expected to result in higher provisions going forward.

The provision for loan losses increased $2.5 million to $3.3 million for the year ended December 31, 2009 compared to $787 thousand in the prior year. The provision was increased in response to the increase in the average balance of the portfolio, and in response to deteriorating commercial real estate values which affect our collateral position.   Total net loans increased $65.4 million to $585.8 million at December 31 2009 compared to $520.4 million at December 31, 2008. The allowance for loan loss was 0.88% of total loans at December 31, 2009, compared to .43% in the prior year.

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

	At December 31,		For the Year Ended December 31,
	2010		2010				2009				2008
	Actual Balance	Actual Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$893,842	5.58%	$730,532		$40,002	5.48%	$551,369		$31,282	5.67%	$480,492		$28,851	6.00%
Mortgage-backed securities held to maturity	421,114	4.15	294,579		13,525	4.59	273,871		14,292	5.20	238,791		12,184	5.10
Investment securities: (2)
Tax-exempt	12,357	4.27	11,095		447	4.03	10,928		599	5.48	10,920		569	5.21
Taxable	284,577	3.68	323,139		11,928	3.69	208,673		7,949	3.80	89,796		4,195	4.67
Other interest-earning assets (3)	104,491	0.40	127,754		511	0.40	82,478		691	0.80	75,312		2,296	3.05
Total interest-earning assets	1,716,381	4.59	1,487,099		66,413	4.47	1,127,319		54,813	4.86	895,311		48,095	5.37
Non-interest-earning assets	102,773		86,263				89,927				77,390
Total assets	$1,819,154		$1,573,362				$1,217,246				$972,701
Interest-bearing liabilities:
Interest-bearing demand	$177,317	0.30	152,418		580	0.38	$112,193		618	0.54	$98,985		539	0.54
Money market and savings	439,036	0.79	356,492		3,295	0.92	243,867		3,005	1.23	189,641		2,049	1.08
Certificates of deposit	822,173	1.83	698,247		13,835	1.98	518,885		15,592	3.01	384,526		15,493	4.03
Subordinate debentures	1,904	6.77	1,788		138	7.72	-		-	-	-		-	-
Securities sold under agreement to re purchase	40,000	3.55	40,000		1,420	3.55	40,000		1,420	3.55	15,384		513	3.33
Federal Home Loan Bank borrowings	35,000	2.47	29,179		1,008	3.45	29,423		1,048	3.56	29,558		1,126	3.81
Total interest- bearing liabilities	1,515,430	1.41	1,278,124		20,276	1.59	944,368		21,683	2.30	718,094		19,720	2.75
Non-interest-bearing liabilities	91,248		78,753				58,189				35,952
Total liabilities	1,606,678		1,356,877				1,002,557				754,046
Minority interest	1,732		1,688				1,651				1,080
Stockholders’ equity	210,744		214,797				213,038				217,575
Total liabilities and stockholders’ equity	$1,819,154		$1,573,362				$1,217,246				$972,701
Net interest income					$46,137				$33,130				$28,375
Interest rate spread (4)		3.18%				2.88%				2.56%				2.62%
Net yield on interest- earning assets (5)						3.10%				2.94%				3.17%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.16	x			1.19	x			1.25	x

(1)	Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2)	Includes both available for sale and held to maturity securities.
(3)	Includes interest-bearing deposits at other banks, federal funds purchased Federal Home Loan Bank of New York capital stock and bank owned life insurance.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31, 2010 vs. 2009 Increase (Decrease) Due to			Year Ended December 31, 2009 vs. 2008 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$9,865	$(1,145)	$8,720	$3,576	$(1,145)	$2,431
Mortgage-backed securities, held to maturity	1,077	(1,844)	(767)	1,893	215	2,108
Investment securities:
Tax-exempt	9	(161)	(152)	--	30	30
Taxable	4,209	(230)	3,979	5,329	(1,575)	3,734
Other interest earnings assets	150	(330)	(180)	219	(1,824)	(1,605)
Total interest-earning assets	$15,310	$(3,710)	$11,600	$11,017	$(4,299)	$6,718

Interest expense:
Interest-bearing demand	$141	$(180)	$(39)	$79	$--	$79
Savings and club	1,851	(1,561)	290	406	550	956
Certificates of deposit	3,588	(5,345)	(1,757)	4,566	(4,467)	99
Securities sold under agreement to repurchase	-	-	-	873	34	907
Subordinated debentures	138	-	138	-	-	-
Advances from Federal Home Loan Bank	(7)	(32)	(39)	(13)	(65)	(78)
Total interest-bearing liabilities	$5,711	$(7,118)	$(1,407)	$5,911	$(3,948)	$1,963

Change in net interest income	$9,599	$3,408	$13,007	$5,106	$(351)	$4,755

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

The Banks review cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At December 31, 2010, the Banks had outstanding commitments to originate loans of $40.4 million, and unused lines of credit of $93.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2010 totaled $506.7 million.

While deposits are the Banks’ primary source of funds, Roma Bank also generates cash through borrowings from the FHLBNY. The Banks have traditionally enjoyed cash flows from deposit activities that were sufficient to meet its day-to-day funding obligations and only occasionally used  overnight lines of credit or other borrowings with the FHLBNY.   In October  2007, Roma Bank borrowed $23.0 million  from the FHLBNY at 3.90%, interest only quarterly, for ten years with a three year call. At December 31, 2010, Roma Bank’s borrowing limit with the FHLBNY was $200.0 million. Roma Bank also had at December 31, 2010 securities sold under an agreement to repurchase in the amount of $40.0 million. RomAsia Bank at December 31, 2010 had $12.0 million of short-term advances with FHLBNY.

The following table discloses our contractual obligations and commitments as of December 31, 2010.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 years
	(In thousands)
Federal Home Loan Bank borrowings	$35,000	$5,000	$5,500	$1,000	$23,500
Securities sold under agreement to repurchase	$40,000	$—	$—	$10,000	$30,000

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In thousands)

Lines of credit	$93,067	$93,067	$—	$—	$—
Construction loans in process	5,339	5,339	—	—	—
Other commitments to extend credit	40,442	40,442	—	—	—
Total	$138,848	$138,848	$—	$—	$—

Roma Bank has non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2010:

Years Ended December 31:	(In thousands)
2010	$ 1,162
2011	1,132
2012	1,110
2013	901
2014	830
Thereafter	9,460
Total Minimum Payments Required	$ 14,595

Included in the total required minimum lease payments is $ 1.8 million of payments to the “LLC” a variable interest entity in which the Company hold a 50% ownership interest. The Company eliminates these payments in consolidation.

Consistent with its goals to operate sound and profitable financial organizations, the Banks actively seek to maintain their status as well-capitalized institutions in accordance with regulatory standards. As of December 31, 2010, the Banks exceeded all capital requirements of the Office of Thrift Supervision.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of non-performance by other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at December 31, 2010, see Note 20 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

Quantitative Analysis. The following table presents Roma Bank’s net portfolio value as of December 31, 2010. The net portfolio values shown in this table were calculated by the Office of Thrift Supervision, based on information provided by the Bank (in thousands).

December 31, 2010
Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
Changes in rate	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
+300 bp	87,950	-113,047	(56)%	05.51%	(607) bp
+200 bp	129,919	-71,078	(35)%	07.89%	(368) bp
+100 bp	168,144	-32,853	(16)%	09.93%	(165) bp
0 bp	200,997	-	-	11.58%	-
–100 bp	229,795	28,797	14%	12.96%	138 bp

(1) The -200bp and -300bp scenarios are not shown due to the low prevailing interest rate environment.

The following table presents RomAsia Bank’s net portfolio value as of December 31, 2010. The net portfolio values shown in this table were calculated by the Office of Thrift Supervision, based on information provided by the Bank (in thousands).

December 31, 2010
Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
Changes in rate	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
+300 bp	4,343	-11,500	(73)%	3.74%	(849) bp
+200 bp	8,482	-7,361	(46)%	7.02%	(521) bp
+100 bp	12,290	-3,553	(22)%	9.81%	(242) bp
0 bp	15,843	-	-	12.23%	-
–100 bp	19,120	3,277	21%	14.35%	212 bp

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

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2010.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2009 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	( a )	( b )	( c )

	Number of Securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	797,200	$13.67	495,709

Total	797,200	$13.67	495,709

(1)  Options outstanding have been granted pursuant to the Roma Financial Corporation 2008 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of options to purchase up to 1,292,909 shares of common stock of which options to purchase 797,200 shares were outstanding at December 31, 2010. The Plan also provides for grants of up to 517,164 shares of restricted common stock of which 216,000 shares have already been granted.  At December 31, 2010, 6,000 shares of restricted stock were forfeited due to the retirement of a senior officer.

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

1.
The consolidated statements of financial condition of Roma Financial Corporation and subsidiary as of December 31, 2010 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2010, together with the related notes and the Independent Registered Public Accounting Firm are included following this Item 15.

2.	Schedules omitted as they are not applicable.

3.	Exhibits

The following Exhibits are filed as part of this report:

3.1 3.2 4	Charter of Roma Financial Corporation* Amended and Restated Bylaws of Roma Financial Corporation** Stock Certificate of Roma Financial Corporation*
10.1	Form of Supplemental Executive Retirement Agreement*
10.2	Form of Phantom Stock Appreciation Rights Agreement*
10.3	Roma Financial Corporation 2008 Equity Incentive Plan***
10.4	Employment Agreement between the Registrant, Roma Bank and Peter A. Inverso****
10.5	Employment Agreement between the Registrant, Roma Bank and Maurice T. Perilli****
10.6	Employment Agreement between Roma Bank and Sharon L. Lamont*****
10.7	Employment Agreement between Roma Bank and Margaret Norton*****
10.8	Employment Agreement between Roma Bank and Keith Pericoloso*****
21	Subsidiaries of the Registrant
23	Consent of ParanteBeard LLC
31.1	Certifications of CEO to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on March 14, 2006

**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 23, 2010

***	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on March 27, 2009 (Registration Number 333-158249)

****	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 26, 2009

*****	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 5, 2010

March 11, 2011

ParenteBeard LLC
1200 Atwater Drive
Suite 225
Malvern, PA 19355

RE: Management Report on Internal Control over Financial Reporting

The management of Roma Financial Corporation and Subsidiaries (collectively the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system is a process designed to provide reasonable assurance to the management and board of directors regarding the preparation and fair presentation of published consolidated financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of  records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our consolidated financial statements.

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

The Company's management assessed the effectiveness of internal control over financial reporting as of December 3 1, 2010. In making this assessment, we used the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010 the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Company's internal control over financial reporting as of December 31, 2010.

/s/ Peter A. Inverso	/s/ Sharon L. Lamont
Peter A. Inverso	Sharon L. Lamont
President & CEO	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Roma Financial Corporation

We have audited Roma Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Roma Financial Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal control over financial reporting. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit.

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

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Roma Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders’ equity and cash flows of Roma Financial Corporation and Subsidiaries and our report dated March 11, 2011 expressed an unqualified opinion.

/s/ParenteBeard LLC

Philadelphia, Pennsylvania
March 11, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Roma Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Roma Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roma Financial Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Roma Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2011 expressed an unqualified opinion.

/s/ParenteBeard LLC

Philadelphia, Pennsylvania
March 11, 2011

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

December 31,
2010	2009
(In thousands, except for share data)
Assets
Cash and amounts due from depository institutions	$17,958	$9,658
Interest-bearing deposits in other banks	44,220	25,647
Money market funds	27,409	15,590

Cash and Cash Equivalents	89,587	50,895

Investment securities available for sale (“AFS”) at fair value	52,513	30,144
Investment securities held to maturity at amortized cost (fair value of $238,785 and $301,673, respectively)	244,421	305,349
Mortgage-backed securities held to maturity at amortized cost (fair value of $425,462 and $258,758, respectively)	421,114	248,426
Loans receivable, net of allowance for loan losses of $9,844 and $5,243 at December 31, 2010 and 2009	893,842	585,759
Real estate and other repossessed assets	3,689	1,928
Real estate owned via equity investment	3,979	4,053
Real estate held for sale	1,164	-
Premises and equipment, net	47,355	39,129
Federal Home Loan Bank of New York and ACBB stock	4,789	3,045
Accrued interest receivable	8,030	6,468
Bank owned life insurance	28,073	24,299
Goodwill	1,826	572
Deferred tax asset	14,281	5,596
Other assets	4,491	6,338

Total Assets	$1,819,154	$1,312.001

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Liabilities and Stockholders’ Equity

	December 31,
	2010	2009
	(In thousands, except for share data)
Liabilities
Deposits:
Non-interest bearing	$64,778	$32,481
Interest-bearing	1,438,782	983,274
Total deposits	1,503,560	1,015,755
Federal Home Loan Bank of New York advances	35,000	24,826
Securities sold under agreements to repurchase	40,000	40,000
Subordinated debentures	1,904	-
Securities purchased and not settled	11,004	1,000
Advance payments by borrowers for taxes and insurance	2,776	2,663
Accrued interest payable and other liabilities	12,434	11,537
Total Liabilities	1,606,678	1,095,781

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.10 par value, 45,000,000 authorized; 32,731,875 issued; 30,280,927 and 30,932,653, respectively, outstanding.	3,274	3,274
Paid-in capital	99,585	98,921
Retained earnings	152,911	150,131
Unearned shares held by Employee Stock Ownership Plan	(5,683)	(6,224)
Treasury stock, 2,450,948 and 1,799,222, respectively, outstanding	(35,880)	(29,214)
Accumulated other comprehensive loss	(3,463)	(2,313)

Total Roma Financial Corporation stockholders’ equity	210,744	214,575
Noncontrolling interest	1,732	1,645
Total Stockholders’ Equity	212,476	216,220

Total Liabilities and Stockholders’ Equity	$1,819,154	$1,312,001

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except for share and per share data)
Interest Income
Loans, including fees	$40,002	$31,282	$28,851
Mortgage-backed securities held to maturity	13,525	14,292	12,184
Investment securities held to maturity	11,576	7,949	4,063
Securities available for sale	799	599	701
Other interest-earning assets	511	691	2,296
Total Interest Income	66,413	54,813	48,095

Interest Expense

Deposits	17,710	19,215	18,081
Borrowings	2,566	2,468	1,639
Total Interest Expense	20,276	21,683	19,720
Net Interest Income	46,137	33,130	28,375

Provision for Loan Losses	6,855	3,280	787
Net Interest Income after Provision for Loan Losses	39,282	29,850	27,588

Non-Interest Income

Commissions on sales of title policies	1,019	1,145	1,049
Fees and service charges on deposits and loans	1,819	1,573	1,515
Income from bank owned life insurance	1,180	1,143	866
Net gain from sale of mortgage loans originated for sale	491	109	48
Net gain from sale of available for sale securities	2,205	158	26
Impairment loss on available for sale equity security	-	(2,246)	-
Real estate owned write down	(705)	-	-
Net realized gain (loss) from real estate owned	128	(8)	-
Other	1,232	930	725
Total Non-Interest Income	7,369	2,804	4,229

Non-Interest Expenses

Salaries and employee benefits	20,892	16,022	14,633
Net occupancy expense of premises	3,747	2,900	2,612
Equipment	3,089	2,541	2,261
Data processing fees	1,974	1,620	1,513
Advertising	827	842	1,066
Federal deposit insurance premiums	1,883	1,710	94
Merger expense	924	-	-
Other	5,141	3,377	2,941
Total Non-Interest Expenses	38,477	29,012	25,120
Income before Income Taxes	8,174	3,642	6,697

Income Taxes	2,981	1,035	2,190
Net income before noncontrolling interests	5,193	2,607	4,507
(Gain) loss attributable to noncontrolling interests	(87)	8	161
Net Income attributable to Roma Financial Corporation	$5,106	$2,615	$4,668

NET INCOME ATTRIBUTABLE TO ROMA FINANCIAL CORPORATION PER COMMON SHARE
Basic and Diluted	$.17	$.09	$.15
Dividends declared per share	$.32	$.32	$.32
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Diluted	30,554	30,680	30,584

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2010, 2009 and 2008

					Unearned	Accumulated
					Shares	Other		Non-
	Common Stock		Paid in	Retained	Held by	Comprehensive	Treasury	controlling
	Shares	Amount	Capital	Earnings	ESOP	Loss	Stock	Interest	Total
	(In Thousands)
Balance - December 31, 2007	31,388	$3,274	$97,405	$148,136	$(7,306)	$(414)	$(22,792)	$ 479)	$218,782

Other comprehensive income:
Net income		-	-	4,668	-	-	-	(161)	4,507
Unrealized loss on securities available for sale, net of income taxes of $(139)		-	-	-	-	(460)	-	-	(460)
Pension cost, net of income taxes $(1,698)		-	-	(46)	-	(2,547)	-	-	(2,593)
Total Comprehensive Income									1,454

Contribution of capital by noncontrolling interest		-	-	-	-	-	-	1,325	1,325
Adoption of new accounting principle for split dollar life insurance benefits		-	-	(318)	-	-	-	-	(318)
Stock based compensation including warrants		-	634	-	-	-	-	-	634
Treasury shares repurchased	(500)	-	-	-	-	-	(7,143)	-	(7,143)
Dividends paid and declared		-		(2,514)	-	-	-	-	(2,514)
ESOP shares earned		-	255	-	541	-	-	-	796
Balance - December 31, 2008	30,888	3,274	98,294	149,926	(6,765)	(3,421)	(29,935)	1,643	213,016

Other comprehensive income:
Net income		-	-	2,615	-	-	-	(8)	2,607
Unrealized gain on securities available for sale, net of income taxes of $(140)		-	-	-	-	487	-	-	487
Pension cost, net of income taxes $(405)		-	-	-	-	621	-	-	621
Total Comprehensive Income		-	-	-	-	-	-	-	3,715

Roma Financial Corporation and Subsidiaries

	Common Stock Shares Amount		Paid-In Capital	Retained Earnings	Unearned Shares Held by ESOP	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
			(In Thousands)
Dividends paid and declared		-	-	(2,410)	-	-	-	-	(2,410)
Contribution by noncontrolling interest		-	-	-	-	-	-	10	10
Stock based compensation including warrants		-	1,219	-	-	-	-	-	1,219
Vesting of restricted stock	45	-	(721)	-	-	-	721	-	-
ESOP shares earned	-	-	129	-	541	-	-	-	670
Balance - December 31, 2009	30,933	3,274	98,921	150,131	(6,224)	(2,313)	(29,214)	1,645	$216,220

Other comprehensive income:
Net income	-	-	-	5,106	-	-	-	87	5,193
Unrealized loss on securities available for sale, net of income taxes of ($254)	-	-	-	-	-	(356)	-	-	(356)
Pension cost, net of income taxes $(529)	-	-	-	-	-	(794)	-	-	(794)

Total Comprehensive Income	-	-	-	-	-	-	-	-	4,043

Dividends paid and declared		-	-	(2,326)	-	-	-	-	(2,326)
Vesting of restricted stock	52	-	(818)	-	-	-	818	-	-
Treasury shares repurchased	(704)	-	-	-	-	-	(7,484)	-	(7,484)
Stock based compensation, including warrants	-	-	1,419	-	-	-	-	-	1,419
ESOP shares earned	-	-	63	-	541	-	-	-	604

Balance - December 31, 2010	30,281	$ 3,274	$ 99,585	$ 152,911	$ (5,683)	$ (3,463)	$ (35,880)	$ 1,732	$212,476
See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

 Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Cash Flows from Operating Activities
Net income	$5,193	$2,607	$4,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,212	1,949	1,773
Amortization of premiums and accretion of discounts on securities	44	(106)	209
Accretion of deferred loan fees and discounts	(163)	(126)	(91)
Amortization of premiums on loans	697	-	-
Amortization of premium on deposits	(541)	-	-
Net gain on sale of mortgage loans originated for sale	(491)	(109)	(48)
Mortgage loans originated for sale	(20,343)	(9,130)	(4,065)
Proceeds from sales of mortgage loans originated for sale	20,834	9,239	4,113
Net realized (gain) loss from sales of real estate owned	(128)	8	-
Loss on impairment of real estate owned	705	-	-
Provision for loan losses	6,855	3,280	787
Stock based compensation, including warrants	1,419	1,219	634
Gain on sale of securities available for sale	(2,205)	(158)	-
Impairment loss on available for sale security	-	2,246	-
Increase in interest receivable	(1,562)	(1,409)	(564)
Increase in cash surrender value of bank owned life insurance	(992)	(973)	(687)
(Increase) decrease in other assets	4,180	(3,281)	31
Decrease in interest payable	(396)	(380)	(269)
Increase(decrease) in other liabilities	(5,657)	2,424	537
Increase in deferred tax asset	(802)	(2,361)	(1,048)
ESOP shares earned	604	670	796
Net Cash Provided by Operating Activities	9,463	5,609	6,615

Cash Flows from Investing Activities
Proceeds from calls and repayments on securities available for sale	22,187	8,101	10,592
Proceeds from sale of securities available for sale	9,820	7,311	-
Purchases of securities available for sale	(25,507)	(29,015)	(10,934)
Proceeds from maturities and calls of investment securities held to maturity	387,608	152,555	122,325
Purchases of investment securities held to maturity	(326,317)	(383,764)	(68,697)
Principal repayments on mortgage-backed securities held to maturity	83,989	77,417	33,762
Purchases of mortgage-backed securities held to maturity	(240,268)	(23,887)	(191,805)
Net increase in loans receivable	(45,227)	(70,503)	(62,297)
Additions to premises and equipment	(4,194)	(1,027)	(8,511)
Redemption (purchases) FHLBNY and ACBB stock	(665)	434	(1,014)
Addition to real estate via equity investments	-	(100)	(4,085)
Cash acquired in acquisition, net of cash used in acquisition	16,032	-	-
Purchase of bank owned life insurance	(169)	-	(3,837)
Proceeds from sale of real estate owned	2,323	60	-
Net Cash Used in Investing Activities	(120,388)	(262,418)	(184,501)

Cash Flows from Financing Activities
Net increase in deposits	167,625	251,522	113,203
Increase in advance payments by borrowers for taxes and insurance	113	266	8
Federal Home Loan Bank of New York advances	13,000	-	20,000
Repayments of Federal Home Loan Bank of New York advances	(18,059)	(22,103)	(2,011)
Purchase of treasury stock	(7,484)	-	(7,143)
Dividends paid to minority shareholders of Roma Financial Corp.	(2,378)	(2,410)	(2,379)
Repayment of subordinated debentures	(3,200)	-	-
Proceeds from securities sold under agreement to repurchase	-	-	40,000
Capital contributed by noncontrolling interests	-	10	1,325
Net Cash Provided by Financing Activities	149,617	227,285	163,003

Net Increase (Decrease) in Cash and Cash Equivalents	38,692	(29,524)	(14,883)

Cash and Cash Equivalents – Beginning	50,895	80,419	95,302

Cash and Cash Equivalents – Ending	$89,587	$50,895	$80,419

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Supplementary Cash Flows Information
Income taxes paid, net	$3,242	$2,867	$3,157

Interest paid	$20,672	$22,063	$19,968

Loans receivable transferred to real estate owned	$2,068	$1,928	$68

Securities purchased and not settled	$11,004	$1,000	$-

Premises and equipment transferred to held for sale	$1,164	$-	$-

Fair value of assets acquired, net of cash and equivalents acquired	$329,708	$-	$-

Fair value of liabilities assumed	$345,740	$-	$-

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Roma Financial Corporation (the “Company”), its wholly-owned subsidiary, Roma Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, Roma Capital Investment Co. (the “Investment Co.”) and General Abstract and Title Agency (the “Title Co.”) and the Company’s majority owned investment of 89.55% in RomAsia Bank. Roma Bank and RomAsia Bank are collectively referred to as (“the Banks”). As discussed in Note 6, Real Estate Owned Via Equity Investments, the consolidated financial statements also include the Company’s 50% interest in 84 Hopewell, LLC (the “LLC”), a real estate investment deemed to be a variable interest entity, which was consolidated by the Company when it was determined to be the primary beneficiary according to the requirements of FASB ASC Topic 810.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Investment Co. is a special purpose entity whose activities are limited to holding investment securities, collecting earnings, principal repayments and recognizing other gains/losses thereon.  It holds a substantial portion of the Company’s investment and mortgage-backed securities portfolios and is subject to the investment company provisions of the New Jersey Corporation Business Tax Act.  The Title Co. was incorporated in the State of New Jersey effective March 7, 2005 and commenced operations on April 1, 2005 upon the acquisition of the assets of the General Abstract & Title Agency (the “Agency”), which consisted primarily of the Agency’s title search files.  Related goodwill of approximately $572,000 was recognized as a result of the purchase price exceeding the fair market value of assets acquired. RomAsia Bank received all regulatory approvals on June 23, 2008 to be a federal savings bank and began operations on that date. The Company invested $13.4 million in RomAsia Bank and currently holds a 89.55% ownership interest. The Company, together with two individuals, formed a limited liability company, 84 Hopewell, LLC. The LLC was formed to build a commercial office building in which is located the Company’s Hopewell branch, corporate offices for the other LLC members’ construction company and tenant space. The Company invested $360,000 in the LLC and provided a loan in the amount of $3.6 million to the LLC. The Company and the other 50% owner’s construction company both have signed lease commitments to the LLC.

Subsequent Events

Effective April 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) guidance now codified as FASB ASC Topic 855, Subsequent Events.  This guidance establishes general standards for accounting and for disclosure of events that occur after the balance sheet date but before financial statements are issued.  The subsequent event guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.  Management evaluated subsequent events until the date of issuance of the report and concluded that no events occurred that were of a material nature.

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

Business of the Company and Subsidiaries

The Company’s primary business is the ownership and operation of the Banks, Roma Bank and the Company’s majority owned subsidiary, RomAsia Bank.  The Banks are principally engaged in the business of attracting deposits from the general public at its twenty six locations in New Jersey and using those deposits, together with other funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, consumer loans.  Roma Bank’s subsidiary, Roma Capital Investment Company, was organized to hold investments and mortgage-backed securities.  Roma Bank’s subsidiary, General Abstract and Title Agency, provides title searches and policies for its customers’ real estate investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions, with original maturities of three months or less and money market funds.

Interest –Bearing Deposits in Banks

Interest-bearing deposits in banks mature within three months or less and are carried at cost.

Securities

Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income component of stockholders’ equity. The Company held no trading securities at December 31, 2010 and 2009. Discounts and premiums are accreted/amortized to income by use of the level-yield method. Gain or loss on sales of securities available for sale is based on the specific identification method.

Management considers, in determining whether other-than-temporary impairment exists (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and, (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

The credit component of an other-than-temporary impairment of a debt security is recognized in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment will be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans.  The Company is generally amortizing these amounts over the contractual life of the loan.  Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loans receivable portfolio is segmented into commercial and consumer loans.  Commercial loans consist of the following classes:  commercial and industrial, commercial real estate, and commercial construction.  Consumer loans consist of the following classes:  residential mortgage loans, home equity loans and other consumer loans.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.  Interest received on nonaccrual loans including impaired loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined on contractual due dates for loan payments.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

The Company originates mortgage loans and may sell such originations to the Federal Home Loan Bank of New York (“FHLBNY”) or the Federal Home Loan Mortgage Corp. with servicing rights retained.

Servicing rights fees, which are usually based on a percentage of the outstanding principal balance of the loan, are recorded for servicing functions.  The Company has determined that the fair value of the servicing rights are immaterial to the financial statements as a whole. The Company had no loans held for sale at December 31, 2010 and 2009.

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments.  The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans.  The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally at 120 days past due referred to attorney for collection.

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

2.	National, regional, and local economic and business conditions, as well as, the condition of various market segments, including the value of underlying collateral for collateral dependent loans.

3.	Nature and volume of the portfolio and terms of loans.

4.	Experience, ability, and depth of lending management and staff.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

5.	Volume and severity of past due, classified and nonaccrual loans, as well as, and other loan modifications.

6.	Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.

7.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

8.	Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

We determine our allowance for credit losses by portfolio segment, which consists of residential mortgages, home equity and other consumer loans, commercial real estate, commercial loans and construction. We estimate the inherent risk of loss on all loans by portfolio segment based primarily on the risk factors identified above and apply a weight factor to each element for each portfolio segment. In the last quarter of 2010 we updated our quantitative factors in each of the segments to reflect current trends.

We further segregate the portfolio into the original legacy loans and those loans acquired in the merger. The acquired loans were recorded at fair value with no carryover of the related allowance for loan loss.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted  at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals.  When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary.  This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date.  Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as troubled debt restructurings are designated as impaired.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.

Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans classified special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loan not classified are rated pass.

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.  Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

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

Construction in progress primarily represents facilities under construction for future use in the business and includes all costs to acquire land and construct buildings, as well as capitalized interest during the construction period. Interest is capitalized at the average interest rate of overnight funds.

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

Federal Home Loan Bank and ACBB Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula. Restricted stock in the amount of $4,714,000 and $2,970,000 is carried at cost at December 31, 2010 and 2009, respectively.

Management’s determination of whether these investments are impaired is based on an assessment of the ultimate recoverability of their cost, rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of  cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

The Company also held $75,000 and $65,000 of stock in Atlantic Central Bankers Bank, at December 31, 2010 1n2 2009, respectively.  Management believes no impairment charge is necessary related to the FHLB restricted stock or the ACBB stock as of December 31, 2010.

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC Topic 740, Income Taxes, which includes guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. The Company had no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2010 and 2009.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.

The Company and its subsidiaries file a consolidated federal income tax return.  Income taxes are allocated to the Company and its subsidiaries based on the contribution of their income or use of their loss in the consolidated return.  Separate state income tax returns are filed by the Company and its subsidiaries. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2007.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

Interest Rate Risk

The Company is principally engaged in the business of attracting deposits from the general public and uses these deposits, together with borrowings and other funds, to purchase securities and to make loans secured by real estate.  The potential for interest rate risk exists as a result of the generally shorter duration of interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets.  In a rising rate environment, liabilities will reprice faster than assets, thereby reducing net interest income.  For this reason, management regularly monitors the maturity structure of  assets and liabilities in order to measure the level of interest rate risk and to plan for future volatility.

Concentration of Risk

The Banks’ lending activities are chiefly concentrated in loans secured by real estate located in the State of New Jersey.

At December 31, 2010 and 2009, the Banks had deposits totaling $71.6 million and $41.2 million, which were held by the Federal Home Loan Bank of New York and other financial institutions, which are not insured by the FDIC.

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

Stock Compensation Plan

The Company adopted FASB ASC Topic 718 “Compensation-Stock Compensation”  upon approval of the Roma Financial Corp. Equity Incentive Plan on April 23, 2009 and, accordingly, expenses the fair value of all options granted over their vesting periods and the fair value of all share-based compensation granted over the requisite service periods.

Treasury Stock

Common stock shares repurchased are recorded as treasury stock, at cost.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, plus the net shares that would be issued related to dilutive stock options and restricted stock grants pursuant to the treasury stock method. Outstanding stock options and unvested stock awards for the years ended December 31, 2010, 2009 and 2008 were not considered in the calculation of diluted earnings per share because they were anti-dilutive.

Treasury shares are not deemed outstanding for earnings per share calculations.

Reclassification

Certain amounts as of and for the years ended December 31, 2009 and 2008 have been reclassified to conform with the current year’s presentation.

Note 2 – Recent Accounting Pronouncements

The FASB has issued the following updates to the FASB Accounting Standards Codification (ASC).

ASU 2011-01

The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Financial Accounting Standards Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect the adoption of these amendments to have a material effect on their financial position or results of operation. The deferral in this amendment is effective upon issuance.

ASU 2010-29

The objective of this Update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.

Paragraph 805-10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Recent Accounting Pronouncements (Continued)

In practice, some preparers have presented the pro forma information in their comparative financial statements as if the business combination that occurred in the current reporting period had occurred as of the beginning of each of the current and prior annual reporting periods. Other preparers have disclosed the proforma information as if the business combination occurred at the beginning of the prior annual reporting period only, and carried forward the related adjustments, if applicable, through the current reporting period.

The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.

The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption was permitted. The adoption of this standard will not have a material impact on our statement of financial condition or statement of operations.

ASU 2010-28

The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

These amendments eliminate an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice.

For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.

Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. The adoption of this standard will not have a material impact on our statement of financial condition or statement of operations.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – Acquisition

On July 16, 2010, the Company completed its acquisition of Sterling Banks, Inc., the holding company for Sterling Bank.  The final consideration paid in the transaction to stockholders of Sterling Banks, Inc. consisted of $2.52 per share, or $14,725,000, in cash.

The Company accounted for the transaction using the acquisition method pursuant to FASB ASC 805 “Business Combinations”. Accordingly, the Company recorded merger and acquisition expenses totaling $924 thousand, in non-interest expense other, during the year ended December 31, 2010. The Company’s results of operations include Sterling Banks, Inc. and Sterling Bank from the date of acquisition. Additionally, ASC 805 “Business Combinations” requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Assets:
Cash and cash equivalents	$30,757
Investments	32,707
Loans	272,313
Real estate owned	2,593
Premises and equipment	7,337
Bank owned life insurance	2,613
Goodwill	1,254
Deferred income taxes	7,100
Other assets	3,791
Total Assets Acquired	360,465
Liabilities
Deposits	$320,721
Federal Home Loan Bank of New York advances	15,233
Subordinated debentures	5,100
Other liabilities	4,686
Total Liabilities Assumed	345,740
Net Assets Acquired	$14,725

As noted above, the Company acquired loans with a fair value of $272.3 million.  Included in this amount was $47.4 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments due. In accordance with the “Loans and Debt Securities Acquired with Deteriorating Credit Quality” section of FASB ASC 310 “Receivables,” the Company recorded a non accretable credit mark discount of $13.3 million, which is defined as the loans’ contractually required payments receivable in excess of the amount of their cash flows expected to be collected.  The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of a loan’s credit quality at the acquisition date.

We estimated the fair value for most loans acquired from Sterling Bank by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity, and repricing

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – Acquisition (Continued)

terms. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments.  Projected cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. To estimate the fair value of the remaining loans, we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral.  The value of the collateral was based on completed appraisals adjusted to the valuation date based on recognized industry indices. We discounted those values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.  There was no carryover of Sterling’s allowance for loan losses associated with the loans acquired as the loans were initially recorded at fair value.

Information about the acquired Sterling loan portfolio as of July 16, 2010 is as follows:

Contractually required principal and interest at acquisition	$285,506
Contract cash flows not expected to be collected (nonaccretable discount)	(15,647)
Expected cash flows at acquisition	269,859
Interest component of expected cash flows (accretable premium)	2,454
Fair value of acquired loans	$272,313

Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates.  The projected cash flows from maturing certificates were calculated based on contractual rates.  The fair value of the certificates of deposit was calculated by discounting their contractual cash flows at a market rte for a certificate of deposit with a corresponding maturity.

The fair value of borrowings and subordinated debentures assumed was determined by estimating projected future cash outflows and discounting them at a market rate of interest.

The goodwill, which is not amortized for book purposes, was assigned to Roma Financial Corporation and is not deductible for tax purposes.

During the year ended December 31, 2010 the Company incurred $924 thousand of merger expense.

The following summarizes the unaudited pro forma results of operations for the year months ended     December 31, 2010 and 2009, as if the Company acquired Sterling Banks, Inc. and Sterling Bank on January 1, 2009. The pro forma results for 2009 include merger costs net of tax of $610 thousand or $.02 per diluted share.

	12/31/10	12/31/09
Net interest income before provision for loan losses	$52,720	$43,782
Net income (loss)	$2,920	$(8,571)
Earnings per share –basic and diluted	$.10	$(0.30)

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Restrictions on Cash and Amounts Due From Banks

Roma Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2010 and 2009, these reserve balances amounted to $12.5 million and $6.5 million, respectively.

Note 5 – Stock Offering and Stock Repurchase Plans

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

During the years ended December 31, 2010, 2009 and 2008. Roma Financial Corporation, MHC waived its right, upon non-objection from the Office of Thrift Supervision, to receive cash dividends of $7.2 million, $7.2 million, and $7.2 million, respectively, declared by the Company during the year.

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

On March 18, 2010, the Company announced a third five percent stock repurchase plan, equivalent to 360,680 shares.  The repurchase was completed on September 23, 2010 at a total cost of $4.1 million, or approximately $11.67 per share.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Stock Offering and Stock Repurchase Plans (Continued)

On September 17, 2010, the Company announced a fourth five percent stock repurchase plan equivalent to 342,646 shares.  The repurchase was completed on December 3, 2010 at a total cost of $3.4 million, or approximately $9.78 per share.

Note 6 – Real Estate Owned Via Equity Investments

In 2008,  Roma Bank, together with two individuals, formed, 84 Hopewell, LLC (“LLC”). The LLC was formed to build a commercial office building which includes the Company’s Hopewell branch, corporate offices for the other 50% owner’s construction company and tenant space.  The Company invested approximately $360,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million.  The Company and the construction company both have signed lease commitments to the LLC.  With the adoption of guidance in regards to variable interest entities now codified in FASB ASC Topic 810, “Consolidation” the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements.  As of December 31, 2010, this variable interest entity met the requirements of ASC Topic 810 for consolidation based on the Bank being the primary financial beneficiary.  This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees.  As of December 31, 2010, the LLC had $4.0 million in fixed assets and a loan from Roma Bank for $3.4 million, which was eliminated in consolidation.  The LLC had accrued interest to the Bank of $11 thousand at December 31, 2010 and the Bank had paid $131 thousand in rent to the LLC for the space occupied by the Bank’s branch.  Both of these amounts were eliminated in consolidation.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Securities Available for Sale

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)

Mortgage-backed securities – US Government-Sponsored Enterprises (GSE’s)	$24,180	$168	$349	$23,999

Obligations of state and political subdivisions:
One year through five years	594	2	-	596
After five years through ten years	1,959	7	53	1,913
After ten years	6,208	41	98	6,151
	8,761	50	151	8,660

U.S. Government (including agencies):
After five years through ten years	10,389	13	200	10,202
After ten years	5,995	4	182	5,817
	16,384	17	382	16,019

Corporate Bond	1,000	-	12	988

Equity securities	50	3	-	53
Mutual fund shares	2,877	-	83	2,794
	$53,252	$238	$977	$52,513

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Securities Available for Sale (Continued)

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Mortgage-backed securities – US Government-Sponsored Enterprises (GSE’s)	$8,091	$217	$-	$8,308

Obligations of state and political subdivisions:
One year through five years	1,053	7	-	1,060
After five years through ten years	8,504	41	149	8,396
	9,557	48	149	9,456

U.S. Government (including agencies):
After five years through ten years	8,500	3	196	8,307

Equity securities	1,383	4	-	1,387
Mutual fund shares	2,740	-	54	2,686
	$30,271	$272	$399	$30,144

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Securities Available for Sale (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2010:
Mortgage-backed securities –(GSE’s)	$17,061	$349	$-	$-	$17,061	$349
U.S. Government
(including agencies)	13,002	382	-	-	13,002	382
Obligations of state and
Political subdivisions	4,114	151	-	-	4,114	151
Corporate Bond	988	12	-	-	988	12
Mutual funds	-	-	2,793	83	2,793	83

	$35,165	$894	$2,793	$83	$37,958	$977

December 31, 2009:
U.S. Government
(including agencies)	$5,351	$149	$-	$-	$5,351	$149
Obligations of state and
Political subdivisions	8,307	196	-	-	8,307	196
Mutual funds	-	-	2,686	54	2,686	54

	$13,658	$345	$2,686	$54	$16,344	$399

As of December 31, 2010, the Company’s available for sale portfolio in an unrealized loss position consisted of 57 securities. There was one mutual fund in an unrealized loss position for more than twelve months at December 31, 2010 and 2009.

The available for sale mutual funds are a CRA investment that had an unrealized loss of approximately $83 thousand and $54 thousand at December 31, 2010 and 2009, respectively. They have been in a loss position for the last two years with the greatest unrealized loss being approximately $184 thousand. Management does not believe the mutual fund securities available for sale are other-than-temporarily impaired due to reasons of credit quality. Unrealized losses in the mortgage-backed securities, U.S. Government securities and Municipal securities categories are due to the current interest rate environment and not due to credit concerns.  The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Accordingly, as of December 31, 2010, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement for the year ended December 31, 2010.

In December 2009, the Company recorded an other-than-temporary impairment charge of $2.2 million related to an equity investment in a financial institution.  During 2010, the market price on this equity investment

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Securities Available for Sale (Continued)

recovered due to the entity’s merger with another financial institution and Roma sold this investment for a gain of $2.0 million. The Company recognized no other-than-temporary impairment charges for the year ended December 31, 2008 on its available for sale securities.

Available for sale securities with total amortized cost of $7.6 million were sold during 2010 with a realized   gain of $2.2 million, net of a $5.0 thousand loss. Available for sale securities with total amortized cost of $7.2 million were sold during 2009 and realized a gain of $158 thousand.  Available for sale securities with a total amortized cost of $5.0 million were sold during 2008 with a net realized loss of $26 thousand.  All the securities  purchased and sold by RomAsia Bank were held less than one year. The equity security held by Roma Financial Corporation was held for more than one year. As of December 31, 2010 and 2009 no available for sale securities were pledged as collateral.

The amortized cost and estimated fair value of securities available for sale at December 31, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)

After one to five years	$594	$596
After five to ten years	13,349	13,103
After ten years	12,202	11,968
Total	26,145	25,667
Mortgage-backed securities	24,180	23,999
Equity Securities	50	53
Mutual Funds	2,877	2,794
Total	$53,252	$52,513

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8– Investment Securities Held to Maturity

	December 31, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
U.S. Government (including agencies):
After one year through five years	$7,000	$2	$-	$7,002
After five years through ten years	92,545	355	1,469	91,431
After ten years	127,977	-	4,421	123,556
	227,522	357	5,890	221,989
Corporate Bond and Other:
Within one year	102	-	-	102
After five year through ten years	983	10	-	993
After ten years	186	-	-	186
	1,271	10	-	1,281

Obligations of state and political subdivisions:
After one year through five years	755	57	-	812
After five years through ten years	5,185	119	50	5,254
After ten years	9,688	14	253	9,449
	15,628	190	303	15,515

	$244,421	$557	$6,193	$238,785

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Investment Securities Held to Maturity (Continued)

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

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related investments held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2010:
U.S. Government (including agencies)	$169,833	$5,890	$-	$-	$169,833	$5,890
Obligations of state and political subdivisions	6,582	273	1,680	30	8,262	303

	$176,415	$6,163	$1,680	$30	$178,095	$6,193

December 31, 2009:
U.S. Government (including agencies)	$243,639	$3,897	$-	$-	$243,639	$3,897
Obligations of state and political subdivisions	5,574	86	-	-	5,574	86

	$249,213	$3,983	$-	$-	$249,213	$3,983

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Investment Securities Held to Maturity (Continued)

The amortized cost and estimated fair value of securities held to maturity at December 31, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)

One year or less	$102	$102
After one to five years	7,755	7,814
After five to ten years	98,714	97,678
After ten years	137,851	133,191
Total	$244,421	$238,785

Management evaluates securities for other-than-temporary-impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

At December 31, 2010, the Company’s  held to maturity debt securities portfolio consisted of 114 securities, of which 72 were in an unrealized loss position for less than twelve months and 3 were in a loss position for more than twelve months. No OTTI charges were recorded on held to maturity securities for the years  ended December 31, 2010, 2009 and 2008. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Investment Securities Held to Maturity (Continued)

There were no sales of investment securities held to maturity during the years ended December 31, 2010, 2009, and 2008.

At December 31, 2010 and 2009, approximately $231.3 million and $220.7 million, respectively, of investment securities held to maturity were callable within one year.

See Note 9 for information as to investment securities held to maturity which are pledged for borrowings.

Note 9 – Mortgage-Backed Securities Held to Maturity

	December 31, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)

Government National Mortgage Association	$9,988	$204	$107	$10,085
Federal Home Loan Mortgage Corporation	172,969	4,188	2,782	174,375
Federal National Mortgage Association	229,951	5,206	2,629	232,529
Collateralized mortgage obligations-GSE’s	8,206	310	42	8,473

	$421,114	$9,908	$5,560	$425,462

	December 31, 2009
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)

Government National Mortgage Association	$7,148	$149	$21	$7,276
Federal Home Loan Mortgage Corporation	123,244	5,190	721	127,713
Federal National Mortgage Association	107,294	5,299	23	112,570
Collateralized mortgage obligations-GSE’s	10,740	459	-	11,199

	$248,426	$11,097	$765	$258,758

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Mortgage-Backed Securities Held to Maturity (Continued)

All of the Company’s mortgage-backed securities are residential. The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2010:
Government National Mortgage Association	$3,836	$107	$-	$-	$3,836	$107
Federal Home Loan Mortgage Corporation	83,451	2,781	19	1	83,470	2,782
Federal National Mortgage Association	83,252	2,628	8	1	83,260	2,629
Collateralized mortgage obligations	1,920	42	-	-	1,920	42

	$172,459	$5,558	$27	$2	$172,486	$5,560

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

December 31, 2009:
Government National Mortgage Association	$994	$20	$52	$1	$1,046	$21
Federal Home Loan Mortgage Corporation	5,230	224	1,549	497	6,779	721
Federal National Mortgage Association	-	-	1,131	23	1,131	23

	$6,224	$244	$2,732	$521	$8,956	$765

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Mortgage-Backed Securities Held to Maturity (Continued)

The amortized cost and estimated fair value of mortgage backed securities held to maturity at December 31, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)

One year or less	$-	$-
After one to five years	19,834	20,278
After five to ten years	43,601	44,600
After ten years	357,679	360,584
Total	$421,114	$425,462

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

At December 31, 2010, there were 4 Government National Mortgage Association, 41 Federal Home Loan  Mortgage Corporation, 40 Federal National Mortgage Association, and 1 collateralized mortgage obligation, in unrealized loss positions compared to 5, 13, 3 and 0, respectively, in unrealized loss positions as of December 31, 2009.

There were no sales of mortgage-backed securities held to maturity during the years ended December 31, 2010, 2009, and 2008.

At December 31, 2010 and 2009, mortgage-backed securities held to maturity with a carrying value of approximately $349,000 and $960,000, respectively, were pledged to secure public funds on deposit.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable

December 31,
2010	2009
(In Thousands)

Real estate mortgage loans:
Residential mortgage	$358,503	$251,937
Commercial real estate	273,177	172,334

	631,680	424,271

Construction
Commercial real estate	18,055	25,726
Residential	19,142	436
	37,197	26,162
Consumer:
Equity and second mortgages	202,926	133,199
Other	1,760	1,024
	204,686	134,223

Commercial	36,125	12,302

Total Loans	909,688	596,958

Less:
Allowance for loan losses	9,844	5,243
Deferred loan fees and discounts	663	432
Loans in process	5,339	5,524

	15,846	11,199

Loans, net	$893,842	$585,759

At December 31, 2010 and 2009, loans serviced for the benefit of others totaled approximately $33,794,000 and $17,169,000, respectively, which balances are excluded from loans receivable. Roma Bank has an agreement to sell residential mortgages to the FHLBNY and Freddie Mac.  The maximum to be sold under the agreement with FHLBNY is $25.0 million.  The agreement includes a maximum credit enhancement of $177,500, which Roma Bank may be required to pay if realized losses on any of the sold mortgages exceed the amount held in the FHLB’s Spread Account.  The FHLB is funding the Spread Account at 3.55% of the outstanding balance of loans sold.  Roma Bank’s historical losses on residential mortgages have been lower than the amount being funded to the Spread Account.  As such, Roma Bank does not anticipate recognizing any losses and, accordingly, has not recorded a liability for the credit enhancement.  As compensation for the credit enhancement, the FHLB is paying Roma Bank at rates of .07% to .10% of the outstanding loan balance in the portfolio on a quarterly basis.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable (Continued)

Roma Bank retains the servicing on the loans sold to the FHLB and receives a fee based upon the principal balance outstanding.  During the years ended 2010 and 2009, Roma Bank recognized approximately $40,000 and $39,700, respectively, of servicing fee income.

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2010:

2010
(In thousands)
Commercial	$2,178
Commercial real estate	17,481
Commercial real estate – construction	4,870
Residential mortgage	5,515
Residential construction	9,246
Home equity and other consumer	1,120
Total	$40,410

At December 31, 2010, 2009 and 2008, nonaccrual loans, for which the accrual of interest has been discontinued, totaled approximately $40,410,000, $14,790,000, and $10,308,000, respectively.  Interest income on such loans is recognized only when actually collected.  During the years ended December 31, 2010, 2009 and 2008, Roma Bank recognized interest income of approximately $222,000, $130,000, and $167,000, respectively, on these loans.  Interest income that would have been recorded had the loans been on accrual status, would have amounted to approximately $1,956,000, $893,000, and $798,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Roma Bank is not committed to lending additional funds to borrowers whose loans have been placed on nonaccrual status.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class segregated by those for which a related allowance was required and those for which a related allowance was not necessary, as of  December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no related allowance recorded:
Commercial real estate	$32,714	$38,586	$-	$36,167	$1,159
Residential mortgage	10,833	12,122	-	10,855	128
Residential construction	15,702	20,500	-	16,572	186
Home equity and other consumer	2,545	2,906	-	2,679	70
	61,794	74,114	-	66,273	1,543
With an allowance recorded:
Commercial	1,651	1,651	483	1,712	26
Commercial real estate	6,810	6,810	2,965	4,656	78
Commercial construction	4,870	4,870	1,555	4,935	101
Residential mortgage	323	323	61	323	-
Home equity and other consumer	226	226	192	189	3
	13,880	13,880	5,256	11,815	208
Total:
Commercial	1,651	1,651	483	1,712	26
Commercial real estate	39,524	45,396	2,965	40,823	1,237
Commercial construction	4,870	4,870	1,555	4,935	101
Residential mortgage	11,156	12,445	61	11,178	128
Residential construction	15,702	20,550	-	16,572	186
Home equity and other consumer	2,771	3,132	5,256	2,868	73
	$75,674	$87,994	$5,256	$78,088	$1,751

Impaired loans and related amounts recorded in the allowance for loan losses for 2009 were summarized as   follows: Recorded investment in impaired loans without specific allowance $16,842,000; Recorded investment in impaired loans with specific allowance $7,783,000; and, related allowance for loan losses $2,483,000.

For the years ended December 31, 2009 and 2008, the average recorded investment in impaired loans totaled approximately $17,314,000, and $9,144,000, respectively. Interest income of approximately $251,000, and $448,000,  respectively, all recorded on the cash basis, was recognized on impaired loans during the period of impairment.

Impaired loans include $38.7 million of loans, net of credit marks of $12.4 million, which were acquired in the merger. Loans totaling $30.8 million which are performing, are also included in this total and classified as impaired because they are a troubled debt restructure, have related loans that are non-performing, or which are considered impaired because at the merger date there was evidence of deterioration of credit quality, since origination, primarily collateral related.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010 (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$93	$-	$1,579	$1,672	$34,453	$36,125	$-
Commercial real estate	2,952	556	18,658	22,166	251,011	273,177	437
Commercial real estate – constr.	-	-	4,870	4,870	13,185	18,055	-
Residential mortgage	3,666	559	4,606	8,831	349,672	358,503	78
Residential construction	1,044	-	10,690	11,734	7,408	19,142	1,152
Home equity and other consumer	2,126	216	1,206	3,548	201,138	204,686	79
Total	$9,881	$1,331	$41,609	$52,821	$856,867	$909,688	$1,746

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2010: (In thousands)

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$32,902	$1,141	$2,082	$-	$36,125
Commercial real estate	217,609	22,039	33,530	-	273,178
Commercial real estate (Construction)	11,605	1,580	4,870	-	18,055
Residential mortgage	350,771	786	6,946	-	358,503
Residential construct.	4,358	3,331	11,453	-	19,142
Home equity and other consumer	202,707	926	1,052	-	204,686
Total	$819,952	$29,803	$59,933	$-	$909,688

The Banks have  granted loans to officers and directors.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  The aggregate amount of these loans at December 31, 2010 and 2009 was approximately $2,980,000 and $3,181,000, respectively. During the years ended December 31, 2010 and 2009, there were new loans totaling $304,000 and $219,000 to  related parties and repayments totaled $638,000 and $140,000, respectively.    In addition, related party loans totaling $133,000 were acquired in the merger in the year ended December 31, 2010.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2010

	Commercial	Commercial real estate	Commercial real estate-construction	Residential mortgage	Residential Construction	Home Equity and Other Consumer	Total
Allowance for credit losses:	(In thousands)
Beginning balance	$306	$3,255	$1,207	$313	$-	$162	$5,243
Charge-offs	-	(2,217)	-	-	-	(37)	(2,265)
Recoveries	-	-	-	-	-	-	-
Provisions	348	3,884	890	1,486	-	247	6,855
Ending Balance	$654	$4,922	$2,097	$1,799	-	$372	$9,844
Ending Balance: individually evaluated for impairment	$483	$2,965	$1,555	$61	$-	$192	$5,256
Ending Balance: collectively evaluated for impairment	171	1,957	542	1,738	-	180	4,588
Ending Balance: loans acquired with deteriorated credit quality*	-	5,872	-	1,289	4,798	361	$12,320

*These amounts represent credit marks established on loans acquired in merger which are netted against loans and not included in allowance for loan loss

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2010

	Commercial	Commercial real estate	Commercial real estate-construction	Residential mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In thousands)
Loans Receivable:
Ending balance	$36,125	$273,177	$18,055	$358,503	$19,142	204,686	909,688
Ending balance: individually evaluated for impairment	1,651	26,822	4,870	2,570	-	982	36,895
Ending balance: legacy Roma collectively evaluated for impairment	11,684	162,941	13,185	292,319	3,301	142,637	626,067
Ending balance: Acquired loans collectively evaluated for impairment	22,790	70,713	-	55,028	139	59,278	207,948
Ending balance: loans acquired with deteriorated credit quality	-	12,701	-	8,586	15,702	1,789	38,778

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable (Continued)

The following is an analysis of the allowance for loan losses:

	Years Ended December 31,
	2009	2008
	(In Thousands

Balance - beginning	$2,223	$1,602
Provisions charged to operations	3,280	787
Recoveries	18	15
Losses charged to allowance	(278)	(181)

Total	$5,243	$2,223

Note 11 – Real Estate Owned and Other Repossessed Assets

Real estate owned and other repossessed assets increased $1.7 million to $3.7 million at December 31, 2010 compared to $1.9 million at December 31, 2009. Detailed below are the changes in real estate owned and other repossessed assets for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In Thousands)

Beginning balance	$1,928	$-
Assets acquired in merger	2,593	-
Assets transferred in	2,068	1,996
Net proceeds from sales	(2,323)	(60)
Net gain (loss) on sales	128	(8)
Impairment charge	(705)	-

Total	$3,689	$1,928

Note 12 – Real Estate Held for Sale

The Company acquired in the merger a former branch site and a loan center. At December 31, 2010 both of those locations were available for sale and carried at lower of cost or market.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Premises and Equipment

December 31,
2010	2009
(In Thousands)

Land held for future development	$1,054	$1,054

Construction in progress	153	220

Land	5,428	5,428

Buildings and improvements	43,481	35,299
Accumulated depreciation and amortization	(7,110)	(6,154)
	36,371	29,145

Furnishings and equipment	11,761	9,543
Accumulated depreciation	(7,412)	(6,261)

	4,349	3,282

Total	$47,355	$39,129

Note 14 – Interest Receivable

December 31,
2010	2009
(In Thousands)

Loans receivable	$3,625	$2,793
Investment securities held to maturity	2,776	2,241
Mortgage-backed securities held to maturity	1,519	1,191
Securities available for sale	73	221
Other interest-earning assets	37	22

Total	$8,030	$6,468

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Deposits

	December 31,
	2010		2010
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars In Thousands)
Demand:
Non-interest bearing checking	$64,778	0.00%	$32,481	0.00%
Interest bearing checking	177,317	0.30%	129,505	0.44%
Total Demand	242,095	0.22%	161,986	0.25%

Savings and club	439,037	0.79%	275,990	0.91%

Certificates of deposit	822,428	1.83%	577,779	2.47%

Total deposits	$1,503,560	1.27%	$1,015,755	1.71%

Certificates of deposit with balances of more than $100,000 totaled approximately $233,635,000 and $186,582,000 at December 31, 2010 and 2009, respectively. At December 31, 2010, the scheduled maturities of certificates of deposit were:

Amounts
(In Thousands)
2011	$506,700
2012	213,333
2013	49,995
2014	16,897
2015	34,939
Thereafter	564

$822,428

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Demand	$580	$618	$539
Savings and club	3,295	3,005	2,049
Certificates of deposit	13,835	15,592	15,493

	$17,710	$19,215	$18,081

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Federal Home Loan Bank (“FHLBNY”) Advances, Subordinated Debentures and Securities Sold Under Agreements to Repurchase

At December 31, 2009,  Roma Bank had an outstanding long-term FHLBNY advance totaling  $1.8 million.   The borrowing had a fixed rate of 4.49%.  The loan matured and was paid in full in October 2010.

At December 31, 2010 and 2009, Roma Bank also had an outstanding FHLBNY advance totaling $23.0 million. The borrowing is at a fixed rate of 3.90% for ten years, maturing in 2017, callable in October 2010. Interest is paid quarterly.

At December 31, 2010 and 2009, the advances were secured by pledges of the Bank’s investment in the capital stock of the FHLB totaling $4,714,000 and $2,980,000, respectively, and a specific pledge of investment securities held to maturity with a par value totaling $42.5 million and $41.0 million, respectively.

At December 31, 2010 and 2009, RomAsia Bank had $12.0 million and $0.00 million of outstanding FHLBNY advances.  The amounts, maturities, and interest rates as of December 31, 2010 are as follows:

Amount	Interest Rate	Maturity

$ 23,000	3.90%	10/29/17
1,500	0.90%	3/21/11
3,500	1.47%	3/19/12
1,500	2.09%	3/19/13
500	1.52%	12/23/13
500	2.08%	12/22/14
500	2.61%	12/21/15
500	3.08%	12/21/16
3,500	0.33%	01/31/11
$35,000

At December 31, 2010, Roma Bank also had available to it $100,000,000 under a revolving line of credit and an additional $100,000,000 under a Companion (DRA) Commitment, both expiring July 31, 2011, with the FHLBNY. Borrowings are at the lender’s cost of funds plus 0.25%.  There were no outstanding borrowings under the line of credit or DRA at December 31, 2010 and 2009.

Securities sold under agreement to repurchase are treated as a financing arrangement and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at December 31, 2010 and 2009. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015, callable in August 2010, at 3.22%; $20.0 million maturing in 2018, callable in August 2011, at 3.51%; and, $10.0 million maturing in 2018, callable in August 2013, at 3.955%. The agreement is collateralized by securities described in the underlying agreement which are held in safekeeping at the FHLBNY. At December 31, 2010, the fair value of the securities used as collateral under the agreement  was approximately $48.8 million.

On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”), issued $6.2 million of variable rate capital trust pass-through securities (“capital securities”) to investors.  The variable interest rate reprices quarterly at the three month

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Federal Home Loan Bank (“FHLBNY”) Advances, Subordinated Debentures and Securities Sold Under Agreements to Repurchase (Continued)

LIBOR plus 1.7%.  The Trust purchased $6.2 million of variable rate junior subordinated debentures from Sterling Banks, Inc.. The debentures are the sole asset of the Trust. The fair value of the subordinated debentures at acquisition of Sterling Banks, Inc. was $5.1 million. The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by the Company on or after May 1, 2012 at par, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on May 1, 2037.  On October 22, 2010, the Company repurchased $4.0 million of these capital securities (with a market value of $3.2 million).

Note 17 – Regulatory Capital Requirement

The Banks are subject to various regulatory capital requirements administered by Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Banks’ financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted total assets (as defined).

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Regulatory Capital Requirement (Continued)

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2010:
Total capital (to risk-weighted assets)
Roma Bank	$171,828	18.39%	$	≥74,741	³8.00%	$93,426	≥10.00%
RomAsia Bank	12,318	19.48	$	≥5,058	≥8.00	6,323	≥10.00
Tier 1 capital (to risk-weighted assets)
Roma Bank	167,797	17.96		N/A	N/A	56,055	≥ 6.00
RomAsia Bank	11,767	18.61		N/A	N/A	3,794	≥ 6.00
Core (Tier 1) capital (to adjusted total assets)
Roma Bank	167,797	9.99		≥50,394	≥3.00	83,990	≥ 5.00
RomAsia Bank	11,767	9.44		≥ 3,739	≥3.00	6,232	≥ 5.00
Tangible capital (to adjusted total assets)
Roma Bank	167,797	9.99		≥25,197	≥1.50	N/A	N/A
RomAsia Bank	11,767	9.44		≥1,869	≥1.50	N/A	N/A

As of December 31, 2009:
Total capital (to risk-weighted assets)
Roma Bank	$194,084	30.67%	$	≥50,625	³8.00%	$63,281	≥10.00%
RomAsia Bank	12,381	25.98	$	≥ 3,812	≥8.00	4,765	≥10.00
Tier 1 capital (to risk-weighted assets)
Roma Bank	191,639	30.28		N/A	N/A	37,969	≥ 6.00
RomAsia Bank	12,073	25.34		N/A	N/A	2,859	≥ 6.00
Core (Tier 1) capital (to adjusted total assets)
Roma Bank	191,639	15.75		≥36,499	≥3.00	60,831	≥ 5.00
RomAsia Bank	12,073	13.34		≥ 2,714	≥3.00	4,524	≥ 5.00
Tangible capital (to adjusted total assets)
Roma Bank	191,639	15.75		≥18,249	≥1.50	N/A	N/A
RomAsia Bank	12,073	13.34		≥ 1,357	≥1.50	N/A	N/A

As of November 10, 2010, the most recent notification from the Office of Thrift Supervision, Roma Bank, based on its actual capital amounts at June 30, 2010, was categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum total, risk-based, and Tier 1 leverage ratios of 10%, 6% and 5%, respectively.  There are no conditions existing or events which have occurred since notification that management believes have changed the Banks’ category.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans

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

	December 31,
	2010	2009
	(In Thousands)
Change in Projected Benefit Obligation
Benefit obligation – beginning	$10,418	$9,878
Service cost	386	387
Interest cost	620	588
Actuarial (gain) loss	1,726	(107)
Benefits paid	(340)	(315)
Settlements	(3)	(13)
Benefit obligation – ending	12,807	10,418

Change in Plan Assets
Fair value of assets – beginning	6,843	6,052
Actual (loss) gain on plan assets	742	1,018
Employer contributions	1,735	101
Benefits paid	(340)	(315)
Settlements	(3)	(13)
Fair value of assets – ending	8,977	6,843

Funded status	$(3,830)	$(3,575)

Change in Other Comprehensive Loss
Other comprehensive loss – beginning	$(3,766)	$(4,771)
Prior period adjustment	-	(21)
Amortization of prior service cost	15	15
Amortization of gain/loss	245	356
Net gain (loss) during year	(1,562)	655

Other comprehensive loss – ending	$(5,068)	$(3,766)
Accumulated benefit obligation	$11,070	$9,551

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

Pension Plan (Continued)

Years Ended December 31,
2010	2009	2008
(In Thousands)

Net periodic pension expense
Service cost	$386	$387	$328
Interest cost	620	588	535
Expected return on assets	(577)	(491)	(714)
Amortization of:
Unrecognized prior service liability	15	15	15
Unrecognized loss	245	355	-

Total pension expense	$689	$854	$164

The assumptions used to determine the benefit obligation are as follows for the years ended December 31:

	2010	2009
Discount rate	5.54%	6.13%
Salary increase rate	3.00%	3.00%

The assumptions used to determine net periodic pension cost are as follows for the years ended December 31:

	2010	2009	2008
Discount rate	6.13%	6.13%	6.62%
Long-term rate on return of plan assets	8.50%	8.50%	8.50%
Salary increase rate	3.00%	4.00%	4.00%
Market related value of assets	N/A	N/A	N/A
Amortization period	10.96%	10.48%	10.14%

At December 31, 2010 and 2009, the Company had an accrued pension liability of $3,830,000 and $3,575,000, respectively.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

Pension Plan (Continued)

The fair value of the Company’s pension plan assets at December 31, 2010, by asset category are as follows: (In thousands)

	Fair Value Measurements at December 31, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Mutual funds – equity
Large-cap value	$608	$608	$-	$-
Small-cap core	808	808	-	-

Common/collective trusts-equity
Large-cap core	691	-	691	-
Large-cap value	350	-	350	-
Large-cap growth	994	-	994	-
International core	927	-	927	-

Common/collective trusts-fixed income	4,599	-	4,599	-

Total	$8,977	$1,416	$7,561	$-

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

Pension Plan (Continued)

The fair value of the Corporation’s pension plan assets at December 31, 2009, by asset category are as follows:

	Fair Value Measurements at December 31, 2009
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Mutual funds – equity
Large-cap value	$451	$451	$-	$-
Small-cap core	532	532	-	-

Common/collective trusts-equity
Large-cap core	506	-	506	-
Large-cap value	252	-	252	-
Large-cap growth	742	-	742	-
International core	720	-	720	-

Common/collective trusts-fixed income	3,641	-	3,641	-

Total	$6,844	$983	$5,861	$-

The Bank’s pension plan weighted-average asset allocations, by asset category, are as follows:

	December 31,
	2010	2009

Equity securities	49%	47%
Debt securities (Bond Mutual Funds)	51%	53%

	100%	100%

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

Pension Plan (Continued)

The Bank expects to contribute a minimum of $600,000 to its pension plan in 2011.

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ended December 31 as follows (in thousands):

2011	$598
2012	631
2013	662
2014	711
2015	744
2016-2020	$4,217

Savings and Investment Plan (“SIP”)

The Banks sponsor a SIP pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees.  Employees may elect to save a percentage of their compensation up to statutory limits which the Banks will match 50% of the first 6% of the employee’s contribution.  The SIP expense amounted to approximately $203,000, $180,000, and $170,000 during the years ended December 31, 2010, 2009 and 2008, respectively.

Officers’ Supplemental Executive Retirement Agreements

Roma Bank has an unfunded, non-qualified supplemental pension plan to provide supplemental pension benefits to certain senior officers of the Bank. The plan provides benefits at normal established retirement ages for the covered officers at an amount established when the plan was created in equal monthly installments per year for ten years. At December 31, 2010 and 2009, the Bank had accrued approximately $1,231,000 and $1,311,000, respectively, for this plan. Expense recorded for the plan totaled approximately $-0-, $96,000 and $368,000, respectively, for the years ended December 31, 2010, 2009 and 2008  The 2010 expense recovery resulted from an over accrual in a prior year.  During the years ended December 31, 2010, 2009 and 2008 no payments were made to the beneficiaries.

Phantom Stock Appreciation Rights Plan

Roma Bank implemented a phantom stock plan, effective November 1, 2002, to reward key management and the then members of the Board of Directors for achieving strategic goals of the Bank.  Under the plan, the future value of units awarded to plan participants will be based upon the accumulation of future retained earnings of the Bank. The units vest equally over a ten year period and are non-forfeitable after participants have completed ten years of service with the Bank at a rate of 10% per year or age 65, whichever is earlier. At December 31, 2010 and 2009, the Bank had accrued approximately $817,000 and $965,000, respectively. Expense recorded for the plan totaled approximately $112,500, $279,000 and $132,000, respectively, for the years ended December 31, 2010, 2009 and 2008.  For the years ended December 31, 2009, the Bank had a credit to expense of approximately $118,000 to adjust the original projected earnings of the plan.  During the years ended December 31, 2010, 2009 and 2008 approximately $260,000, $188,000, and $-0- payments were made to the beneficiaries and to individuals who terminated their employment.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

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

The ESOP is accounted for in accordance with FASB ASC Topic 718, “Stock Compensation Employee Stock Ownership Plans”.  Accordingly, ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a quarterly basis, 13,529 shares are committed to be released.  Compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense for the years ended December 31, 2010, 2009 and 2008 was approximately $604,000, $670,000, $796,000, respectively. The status of Company shares in the ESOP at December 31, 2010 and 2009 is as follows:

	2010	2009
Allocated shares	189,406	135,290
Shares committed to be released	54,116	54,116
Unearned shares	568,228	622,344

Total ESOP Shares	811,750	811,750

Fair value of unearned shares	$6,023,217	$7,692,172

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

Equity Incentive Plan

At the Annual Meeting held on April 23, 2009, stockholders of the Company approved the Roma Financial Corporation  2009 Equity Incentive Plan of Roma Bank. On June 25, 2009, directors, senior officers and certain employees of the Company were granted an aggregate of 820,000 stock options and awarded 222,000 shares of restricted stock.

The 2009 Plan enables the Board of Directors to grant stock options and restricted stock to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. The Company has reserved 1,292,909 shares of common stock for issuance upon the exercise of options granted under the 2009 Plan and 517,164 shares for grants of restricted stock.  The Plan will terminate ten years from the grant date.  Options will be granted with an exercise price not less than the fair market value of a share of Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2009 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At December 31, 2010, there were 495,709 shares available for option grants under the 2009 Plan and 301,164 shares available for grants of restricted stock.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

Equity Incentive Plan (Continued)

The following is a summary of the status of the Company’s stock option activity and related information for the years ended December 31, 2010, 2009 and 2008:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining contractual Life	Aggregate Intrinsic Value

Balance at January 1, 2008:	-	$-
Granted	820,000	$13.67

Balance at December 31, 2008 and 2009:	820,000	$13.67
Forfeited	(22,800)	13.67
Balance at December 31, 2010	797,200	$13.67	7.50 yrs	$0.00

Exercisable at December 31, 2010	326,800	$13.67	7.50 yrs	$0.00

At December 31, 2010, all exercisable and non-vested stock options had an exercise price of $13.67.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

Equity Incentive Plan (Continued)

The following is a summary of the status of the Company’s restricted shares for the years ended December 31, 2010, 2009 and 2008:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at January 1, 2008	-	-
Granted	222,000	$13.67
Non-vested restricted shares at December 31, 2008	222,000	$13.67
Vested	(44,400)	13.67
Non-vested restricted shares at December 31, 2009	177,600	$13.67
Forfeited	(6,000)	13.67
Vested	(51,600)	13.67
Non-vested restricted shares at December 31, 2010	120,000	$13.67

Stock option and stock award expenses included within compensation expense were $1,322,000, $1,204,000, and $626,000, respectively, for the years ended  December  31,  2010, 2009 and 2008, with  related  tax  benefits  of $529,000, $481,000,and $250,000, respectively.  Approximately $2.9 million of unrecognized cost related to unvested stock options and restricted shares, which will be recognized over a period of approximately 2.5 years.

Equity Incentive Plan – RomAsia Bank

The stockholders of RomAsia Bank approved an equity incentive plan in 2009.  On January 6, 2010, directors, senior officers and certain employees of the RomAsia Bank were granted, in the aggregate, options to purchase 75,500 shares of RomAsia common stock.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

Equity Incentive Plan – RomAsia Bank (Continued)

The Plan enables the Board of Directors of RomAsia Bank to grant stock options to executives, other key employees and nonemployee directors.  The options granted under the Plan may be either incentive stock options or non-qualified stock options.  RomAsia has reserved 225,000 shares of its common stock for issuance upon the exercise of options granted under the Plan.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Value of a share of RomAsia’s Common Stock on the date of the grant.  Options may not be granted for a term greater than ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Bank’s outstanding shares.  At December 31, 2010, there were 149,500 shares available for option grants under the Plan.

The Stock Options will vest over a five year service period and are exercisable within ten years.  Compensation expense for all option grants is recognized over the awardee’s respective requisite service period.  The fair value of stock options granted in the year ended December 31, 2010 was:

Expected life	6.5 years
Risk-free rate	3.33%
Volatility	25.76%
Dividend yield	0.00%
Fair Value	$2.89

The following is a summary of the status of RomAsia’s stock option activity and related information for the year ended December 31, 2010:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining contractual Life	Aggregate Intrinsic Value

Balance at January 1, 2010	-	-
Granted	75,500	$8.47
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2010	75,500	$8.47	9.00 years	$0.00

Exercisable at December 31, 2010	-

Stock option expense related to the RomAsia plan included with compensation expense was approximately   $43,000 for the year ended December 31, 2010, with a related tax benefit of approximately $17,000 for the year ended December 31, 2010.  At December 31, 2010, approximately

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

Equity Incentive Plan – RomAsia Bank (Continued)

$175,000 of unrecognized cost, related to outstanding stock options will be recognized over a period of  approximately 4.00 years.

Stock Warrants

RomAsia Bank issued warrants to purchase 150,500 shares of RomAsia Common Stock (the “warrants”), bearing an exercise price of $10.00 per share, to the Founding Stockholders who subscribed initially for 150,500 shares of RomAsia Common Stock and provided $1,505,000 to pay  RomAsia’s organizational expenses. The warrants were issued on June 23, 2008.

The warrants will become exercisable in three equal installments on the first, second and third anniversaries after their respective dates of issuance. Warrants will be convertible into one share of RomAsia Common Stock and will be transferable only in compliance with the Securities Act  of 1933, as amended, and applicable state securities laws.  RomAsia may redeem the Warrants at a price of $1.00 per Warrant at any time after January 1, 2012 upon 60 days prior written notice to the holders thereof.

The Warrants provide that, in the event that RomAsia’s capital falls below certain minimum requirements, the FDIC or the OTS may require RomAsia to notify the holders of the Warrants that such holders must exercise the Warrants within 30 days of such notice, or such longer period as the FDIC or OTS may prescribe, or forfeit all rights to purchase shares of RomAsia Common Stock under the Warrants after the expiration of such period.

The Warrants expire ten years after being issued. In the event a holder fails to exercise the Warrants prior to their expiration, the Warrants will expire and the holder thereof will have no further rights with respect to the Warrants.

The fair value of each Warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected life	6.0 years
Risk-free rate	3.39%
Volatility	22.47%
Dividend yield	0.00%
Fair Value	$3.02

The Warrant expense for minority shareholders, (10.45% ownership), for the years ended December 31, 2010, 2009 and 2008, was $55,000, $16,000 and $8,000, respectively, and related deferred taxes were recorded at $23,000, $7,000, and $4,000, respectively. The warrant expense for the majority shareholder, Roma Financial Corporation, was eliminated in consolidation.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Income Taxes

The Banks qualify as thrift institutions under the provisions of the Internal Revenue Code and, therefore, must calculate tax bad debt deductions using either the experience or specific charge off method. If such amounts are used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income taxes at the then current rate.

The components of income taxes are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Current tax expense:
Federal income	$2,959	$2,891	$2,182
State income	443	505	633
	3,402	3,396	2,815
Deferred tax expense (benefit):
Federal income	(549)	(2,151)	(879)
State income	575	(561)	(255)
	26	(2,712)	(1,134)
Valuation allowance	(447)	351	509

Total	$2,981	$1,035	$2,190

The following table presents a reconciliation between reported income taxes and the income taxes which would be computed by applying the federal income tax rate of 34% to income before income taxes:

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Federal income tax	$3,196	$1,238	$2,277
Increases (reductions) in taxes resulting from:
New Jersey income taxes, net of federal income tax effect	672	194	297
Tax exempt interest on obligations of state and political subdivisions	(149)	(153)	(177)
Bank owned life insurance	(401)	(491)	(233)
Surtax exemption	(100)	(100)	(100)
Other items, net	210	(4)	(383)
	3,428	684	1,681
Valuation allowance	(447)	351	509

Total income tax expense	$2,981	$1,035	$2,190

Effective income tax rate	36.47%	28.40%	32.7%

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Income Taxes (Continued)

The effective income tax rate represents total income tax expense divided by income before income taxes.  Under New Jersey tax law, the Investment Co. is subject to a 3.6% state income tax rate as compared to the 9.0% tax rate to which the Company and Banks are subject.  The presence of the Investment Co. during the years ended December 31, 2010 and 2009, resulted in income tax savings of approximately $613,000 and $571,000, respectively, and reduced the consolidated effective income tax rate by 4.8% in each year.

The Company established a valuation allowance for the state income taxes for the benefit to be derived from the utilization of the state net operating loss carry forward for prior years for Roma Bank and for a contribution carry forward for Roma Financial Corporation.

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(In Thousands)

Stock based compensation	$1,293	$732
Deferred loan fees	34	25
Allowance for loan losses and other reserves	3,930	2,250
Uncollected interest and late fees	967	539
Retirement benefits	492	979
Accumulated other comprehensive income-pension liability	2,032	1,503
Charitable contributions	967	233
ESOP	374	334
Unrealized loss on securities available for sale	311	56
Impairment loss on equity security	-	966
State net operating loss carry forward	204	660
Fair market value acquisition adjustments	4,323	-
Acquisition carry forward losses	2,270	-
Other items	572	436
	17,769	8,713
Valuation allowance	(610)	(1,063)
Total Deferred Tax Assets	17,159	7,650

Goodwill and other items	(88)	(78)
Pension expense	(462)	(100)
Depreciation	(1,563)	(1,599)
Capitalized interest	(168)	(181)
Other items	(597)	(96)
Total Deferred Tax Liabilities	(2,878)	(2,054)

Net Deferred Tax Assets	$14,281	$5,596

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Income Taxes (Continued)

The Company has approximately $6.5 million of carryforward federal losses that were acquired in the merger. Roma Bank  has approximately $8.1 million of carry forward losses for the State of New Jersey expiring as follows: $.7 million in 2013; $1.7 million in 2014; and $5.7 million in 2015. A valuation allowance of $1.1 million has been established for these amounts. General Abstract has a $73 thousand carry forward loss with the State of New Jersey for which no valuation allowance has been established. RomAsia Bank has a $2.4 million carry forward loss with the State of New Jersey, expiring in 2015, for which no valuation allowance has been established.

Note 20 – Commitments and Contingencies

The Banks are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk  in excess of the amount  recognized in the statement of financial condition.  The contract or  notional amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments. At December 31, 2010 and 2009, Roma Bank had stand-by letters of credit of $3.4 million and $8.9 million, respectively.

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

The Banks evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but primarily includes residential and income-producing real estate.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Commitments and Contingencies (Continued)

The Banks had loan origination commitments outstanding as follows:

	December 31,
	2010		2009
	Rate Range	Amount	Rate Range	Amount
	(Dollars In Thousands)
Mortgage loans	3.99% to 5.25%	$23,996	3.99% to 5.375%	$4,722
Commercial	4.25% to 6.00%	11,355	4.25% to 6.25%	5,792
Equity loans	3.75% to 5.25%	5,090	4.99% to 6.240%	1,903

		$40,441		$12,417

At December 31, 2010 and 2009, undisbursed funds from approved home equity lines of credit of approximately $53,024,000 and $40,691,000, respectively.  The applicable interest rates on funds disbursed under these lines is prime plus 1.50%, to prime less 0.50%.

At December 31, 2010 and 2009, undisbursed funds from approved commercial lines and letters of credit, both secured and unsecured, amounted to approximately $35,535,000 and $31,310,000, respectively.  The interest rates charged  on  funds  disbursed  under  these commitments will  range  from prime,  to prime plus 4.25%.  Unless they are specifically cancelled by notice from the Banks, these funds represent firm commitments available to the respective borrowers on demand.

The Banks have non-cancelable operating leases for branch offices. The following is a schedule, by years, of future minimum rental payments required under operating leases, that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2010: (In thousands)

Year Ended December 31:

2010	$ 1,162
2011	1,132
2012	1,110
2013	901
2014	830
Thereafter	9,460
Total Minimum Payments Required	$14,595

Included in the total required minimum lease payments is $1,754,000 of payments to the LLC a variable interest entity in which the Company hold a 50% ownership interest.   These payments are eliminated in the  consolidated financial statements.

The Company and its subsidiaries, from time to time, may be party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material effect on the consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Fair Value Measurements and Disclosures

The Company follows the guidance on fair value measurements now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures”.  Fair value measurements are not adjusted for transaction costs. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period end and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Fair Value Measurements and Disclosures (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2010
(In Thousands)

Securities available for sale	$ -	$52,513	$ -	$52,513

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2010
	(In Thousands)

Impaired loans	$ -	$ -	$8,624	$8,624
Real estate and other assets owned	$ -	$ -	$3,689	$3,689

Real estate held for sale	$ -	$ -	$1,164	$1,164

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Fair Value Measurements and Disclosures (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2009
	(In Thousands)

Impaired loans	$ -	$	$ 5,300	$5,300
Real estate owned	$ -	$ -	$ 1,928	$1,928

Other Real Estate Owned

Real estate owned assets are adjusted to fair value, less estimated selling costs, upon transfer of the loans to real estate owned.  Subsequently, real estate owned assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  These assets are included as Level 3 fair values.

Real Estate Held for Sale

Real estate held for sale is adjusted to fair value less estimated selling costs upon transfer of the assets. Subsequently, real estate held for sale assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  These assets are included as Level 3 fair values.

The following is management’s estimate of the fair value of all financial instruments whether carried at cost or fair value on the Company’s statement of financial condition. The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at  December 31, 2010 and 2009.

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Fair Value Measurements and Disclosures (Continued)

Securities(Continued)

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

Impaired Loans (Generally Carried at Fair Value)

       Impaired loans carried at fair value are those impaired loans in which the Company has measured impairment generally based on the fair value of the related loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at December 31, 2010 consists of the loan balances of $13.9 million, net of a valuation allowance of $5.2 million. The fair value at December 31, 2009 consists of the loan balances of $7.8 million, net of a valuation allowance of $2.5 million.

Federal Home Loan Bank Stock and ACBB Stock (Carried at Cost)

The carrying amount of this restricted investment’s in bank stock approximates fair value, and considers the limited marketability of such securities.

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

Note 21 – Fair Value Measurements and Disclosures (Continued)

 Subordinated Debentures

       The fair value estimate of subordinated debentures is determined by discounting future cash payments by  using the rates currently available to the Company for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

       Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of December 31, 2010 and December 31, 2009

The carrying amounts and estimated fair values of financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$89,587	$89,587	$50,895	$50,895
Securities available for sale	52,513	52,513	30,144	30,144
Investment securities held to maturity	244,421	238,785	305,349	301,673
Mortgage-backed securities held to Maturity	421,114	425,462	248,426	258,758
Loans receivable	893,842	907,351	585,759	594,853
Federal Home Loan Bank of New York and ACBB Stock	4,789	4,789	3,045	3,045
Interest receivable	8,030	8,030	6,468	6,468

Financial liabilities:
Deposits	1,503,560	1,516,093	1,015,755	1,032,497
Federal Home Loan Bank of New York Advances	35,000	37,969	24,826	27,097
Securities sold under agreements to Repurchase	40,000	43,311	40,000	42,737
Subordinated debentures	1,904	1,904	-	-
Accrued interest payable	830	830	1,226	1,226

Limitations

The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments.  Fair value estimates are based on judgments regarding future

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Fair Value Measurements and Disclosures  (Continued)

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

Note 22 – Comprehensive Income (Loss)

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	Year Ended December 31,
	2010	2009
	(In Thousands)
Net unrealized (loss) on securities available for sale	$(739)	$(127)
Tax effect	312	56
Net of tax amount	(427)	(71)

Minimum pension liability	(5,068)	(3,745)
Tax effect	2,032	1,503
Net of tax amount	(3,036)	(2,242)

Accumulated other comprehensive loss	$(3,463)	$(2,313)

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 22 – Comprehensive Income (Loss) (Continued)

The components of other comprehensive income (loss) and their related tax effects are presented in the following table:

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Unrealized holding gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the year	$1,594	$(1,461)	$(599)
Reclassification adjustment for
Realized gains on sales	(2,205)	(158)	-
Impairment loss	-	2,246	-
Net unrealized gains (losses) on securities available for sale	(611)	627	(599)
Defined benefit pension plan:
Pension losses	(1,562)	655	(4,264)
Prior service cost	15	15	(15)
Amortization of gain/loss	245	356	-
Prior period adjustment	(21)	-	-
Adjustment for measurement date change	-	-	4
Net change in defined benefit pension plan liability	(1,323)	1,026	(4,275)
Other comprehensive income before taxes	(1,934)	1,653	(4,874)
Tax effect, benefit (expense)	784	(545)	1,867

Other comprehensive income (loss)	$(1,150)	$1,108	$(3,007)

Note 23 – Related Party Transactions

The Defined Benefit Plan, ESOP and 401K Plans are administered by Pentegra Retirement Services. During 2010 the President and CEO of Pentegra was elected to the Board of Directors of Roma Financial Corporation. For the years ended December 31, 2010 and 2009, Roma Bank paid Pentegra $104,397 and $93,562, respectively, to administer the three plans.

Note 24 – Parent Only Financial Information

The consolidated earnings of subsidiaries are recognized by the Company using the equity method of accounting.  Accordingly, the consolidated earnings of subsidiaries are recorded as an increase in the Company’s investment in subsidiaries.  The following are the condensed financial statements for the Company (Parent Company only) at December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 24 – Parent Only Financial Information (Continued)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

December 31,
2010	2009
(In Thousands)

Assets
Cash and amounts due from depository institutions	$6,509	$1,126
Investment in subsidiaries	194,224	202,483
Securities available for sale	-	1,436
Securities held to maturity	186	-
ESOP loan receivable	6,618	7,000
Premises and equipment	3,282	3,319
Other assets	3,908	1,232
	$214,727	$216,596

Liabilities and Stockholders’ Equity
Subordinated debentures	$1,904	$-
Other liabilities	795	765
Noncontrolling interest in RomAsia	1,284	1,256
Stockholders’ equity	210,744	214,575
	$214,727	$216,596

CONDENSED STATEMENTS OF INCOME

Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
(In Thousands)

Interest income	$ 571	$ 604	$ 1,150
Interest expense	138	-	-
Net interest income	433	604	1,150
Gain on sale of available for sale security	2,011	-	-
Equity in earnings of the subsidiaries	3,711	3,674	4,105
	6,155	4,278	5,255
Impairment loss on available for sale security	-	2,246	-
Other expenses	34	20	313
Income before income tax	6,121	2,012	4,942
Income taxes (benefit) expense	928	(587)	450
Net income before noncontrolling interest	5,193	2,599	4,492
(Gain) loss attributable to non-controlling interest in RomAsia	(87)	16	176
Net Income	$ 5,106	$ 2,615	$ 4,668

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 24 – Parent Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(In Thousands)
Cash Flows from Operating Activities
Net income	$5,106	$2,615	$4,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47	45	36
Amortization of discount on debt	4	-	-
Equity in undistributed earnings of the subsidiaries	(3,706)	(3,826)	(4,899)
Gain on sale of available for sale security	(2,011)
Impairment loss on available for sale security	-	2,246	-
(Increase) decrease in other assets	(459)	(485)	502
Net change in minority interest	28	(16)	794
Increase in other liabilities	580	(47)	214
Net Cash (Used In) Provided by Operating Activities	(411)	532	1,315

Cash Flows Provided by Investing Activities
Repayment of loan to ESOP	382	353	324
Sale, call or repayment of:
Available for sale securities	3,345	-	-
Held to maturity securities	-	-	10,999
Mortgage backed securities held to maturity	-	-	1,708
Net cash used in acquisition	(14,586)	-	-
Distribution from subsidiary	29,725	-	-
Additions to premises and equipment	(10)	-	(3,045)
Net Cash Provided by Investing Activities	18,856	353	9,986

Cash Flows Provided by Financing Activities
Purchase of treasury stock	(7,484)	-	(7,143)
Repayment of subordinated debenture	(3,200)	-	-
Dividends paid, declared to minority shareholders	(2,378)	(2,410)	(2,379)
Net Cash Provided by (Used In) in Financing Activities	(13,062)	(2,410)	(22,116)
Net Increase (Decrease) in Cash and Cash Equivalents	5,383	(1,525)	(10,815)

Cash and Cash Equivalents – Beginning	$1,126	2,651	13,466

Cash and Cash Equivalents – Ending	$6,509	$1,126	$2,651

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 25 – Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for share and per share data)

Interest income	$14,877	$15,161	$18,141	$18,234
Interest expense	4,801	4,731	5,680	5,064

Net Interest Income	10,076	10,430	12,461	13,170

Provision for loan losses	1,272	769	1,822	2,992

Net Interest Income after Provision for Loan Losses	8,804	9,661	10,639	10,178

Non-interest income	1,253	1,369	1,872	2,875
Non-interest expenses	7,658	8,740	11,117	10,962

Income before Income Taxes	2,399	2,290	1,394	2,091

Income taxes	773	805	552	851

Net Income before noncontrolling interest	1,626	1,485	842	1,240

Gain attributable to noncontrolling interest	(28)	(21)	(19)	(19)

Net Income Attributable to Roma Financial Corporation	$1,598	$1,464	$823	$1,221

Net Income Attributable to Roma Financial Corporation per Common Share
Basic and Diluted	$.05	$.05	$.03	$.04
Dividends declared, per share	$.08	$.08	$.08	$.08

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	30,733	30,642	30,523	30,325

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 25 – Quarterly Financial Data (Unaudited) (Continued)

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for share and per share data)

Interest income	$12,559	$13,284	$14,374	$14,596
Interest expense	5,298	5,530	5,639	5,216

Net Interest Income	7,261	7,754	8,735	9,380

Provision for loan losses	367	385	1,257	1,271

Net Interest Income after Provision for Loan Losses	6,894	7,369	7,478	8,109

Non-interest income	1,097	1,286	1,299	(878)
Non-interest expenses	6,724	7,902	7,157	7,229

Income before Income Taxes	1,267	753	1,620	2

Income taxes	383	207	524	(79)

Net Income before noncontrolling interest	884	546	1,096	81

(Gain) loss attributable to noncontrolling interest	11	2	(11)	6

Net Income Attributable to Roma Financial Corporation	$895	$548	$1,085	$87

Net Income Attributable to Roma Financial Corporation per Common Share
Basic and Diluted	$.03	$.02	$.04	$.00
Dividends declared, per share	$.08	$.08	$.08	$.08

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	30,636	30,652	30,708	30,721

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized a of March 11, 2011.

ROMA FINANCIAL CORPORATION
/s/ Peter A. Inverso
	By:	Peter A. Inverso President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below on March 11, 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Peter A. Inverso		/s/ Maurice T. Perilli
Peter A. Inverso President and Chief Executive Officer (Principal Executive Officer)		Maurice T. Perilli Chairman of the Board and Executive Vice President

/s/ Michele N. Siekerka		/s/ Robert C. Albanese
Michele N. Siekerka Director, Vice Chairman		Robert C. Albanese Director

/s/ Alfred DeBlasio		/s/ Robert H. Rosen
Alfred DeBlasio Director		Robert H. Rosen Director

/s/ Jeffrey P. Taylor		/s/ William J. Walsh, Jr.
Jeffrey Taylor Director		William Walsh Director

/s/ Sharon L. Lamont
Sharon L. Lamont Chief Financial Officer (Principal Financial and Accounting Officer)