Form 10-Q
period 2011-03-31
ROMA FINANCIAL CORP
filed 2011-05-06
CIK 1355823

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________
FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, April 25, 2011:

$0.10 par value common stock - 30,280,927 shares outstanding

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition	2
	at March 31, 2011 and December 31, 2010 (Unaudited)

	Consolidated Statements of Income for the Three Months Ended	3
	March 31, 2011 and 2010 (Unaudited)

	Consolidated Statements of Changes in Stockholders’ Equity for the Three	4
	Months Ended March 31, 2011 and 2010 (Unaudited)

	Consolidated Statements of Cash Flows for the Three Months	5
	Ended March 31, 2011 and 2010 (Unaudited)

	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of	37
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	46

Item 4:	Controls and Procedures	46

PART II - OTHER INFORMATION		47

   Item 1:       Legal Proceedings

   Item 1A:    Risk Factors

   Item 2:       Unregistered Sales of Equity Securities and Use of Proceeds

   Item 3:       Defaults Upon Senior Securities

   Item 4:       (Reserved)

   Item 5:       Other Information

  Item 6:        Exhibits

SIGNATURES		48

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands, except for share data)
Assets
Cash and amounts due from depository institutions	$19,121	$17,958
Interest-bearing deposits in other banks	44,539	44,220
Money market funds	29,920	27,409
Cash and Cash Equivalents	93,580	89,587
Investment securities available for sale (“AFS”) at fair value	47,205	52,513
Investment securities held to maturity (“HTM”) at amortized cost (fair value of $ 241,352 and $238,785, respectively)	247,135	244,421
Mortgage-backed securities held to maturity at amortized cost (fair value of $ 438,840 and $425,462, respectively)	434,942	421,114
Loans receivable, net of allowance for loan losses $10,251 and $9,844, respectively	911,729	893,842
Real estate and other repossessed assets owned	4,467	3,689
Real estate held for sale	1,164	1,164
Real estate owned via equity investment	3,961	3,979
Premises and equipment, net	47,530	47,355
Federal Home Loan Bank of New York and ACBB stock	4,870	4,789
Accrued interest receivable	7,439	8,030
Bank owned life insurance	28,090	28,073
Goodwill	1,826	1,826
Deferred tax asset	14,791	14,281
Other assets	4,472	4,491
Total Assets	$1,853,201	$1,819,154

Liabilities And Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$70,078	$64,778
Interest bearing	1,475,747	1,438,782
Total deposits	1,545,825	1,503,560
Federal Home Loan Bank of New York advances	33,494	35,000
Securities sold under agreements to repurchase	40,000	40,000
Subordinated debentures	1,907	1,904
Securities purchased and not settled	2,070	11,004
Advance payments by borrowers for taxes and insurance	3,005	2,776
Accrued interest payable and other liabilities	12,670	12,434
Total Liabilities	1,638,971	1,606,678
Stockholders' Equity
Common stock, $0.10 par value, 45,000,000 shares authorized, 32,731,875 shares issued;
and 30,280,927 and 30,280,927 shares outstanding, respectively	3,274	3,274
Paid-in capital	99,895	99,585
Retained earnings	154,212	152,911
Unearned shares held by Employee Stock Ownership Plan	(5,548)	(5,683)
Treasury stock, 2,450,948 and 2,450,948, respectively outstanding	(35,880)	(35,880)
Accumulated other comprehensive loss	(3,473)	(3,463)
Total Roma Financial Corporation stockholders’ equity	212,480	210,744
Noncontrolling interest	1,750	1,732
Total Stockholders’ Equity	214,230	212,476
Total Liabilities and Stockholders’ Equity	$1,853,201	$1,819,154

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31,
2011	2010
(In thousands, except for share and per share data)
Interest Income

Loans, including fees	$11,721	$8,225
Mortgage-backed securities held to maturity	4,306	3,145
Investment securities held to maturity	2,232	3,266
Securities available for sale	268	146
Other interest-earning assets	93	95
Total Interest Income	18,620	14,877

Interest Expense
Deposits	4,604	4,201
Borrowings	689	600
Total Interest Expense	5,293	4,801

Net Interest Income	13,327	10,076

Provision for loan losses	800	1,272

Net Interest Income after Provision for Loan Losses	12,527	8,804

Non-Interest Income

Commissions on sales of title policies	203	211
Fees and service charges on deposits and loans	395	407
Income from bank owned life insurance	305	277
Net gain from sale of mortgage loans originated for sale	77	55
Net gain from sale of available for sale securities	17	23
Realized (loss) from real estate owned	(70)	-
Other	278	280

Total Non-Interest Income	1,205	1,253

Non-Interest Expense

Salaries and employee benefits	6,068	4,382
Net occupancy expense of premises	1,268	708
Equipment	885	658
Data processing fees	566	417
Advertising	169	134
Federal deposit insurance premiums	598	301
Other	1,423	1,058

Total Non-Interest Expense	10,977	7,658

Income Before Income Taxes	2,755	2,399

Income Taxes	884	773

Net income	1,871	1,626

Plus: net gain attributable to the noncontrolling interest	(18)	(28)

Net Income attributable to Roma Financial Corporation	$1,853	$1,598

Net income attributable to Roma Financial Corporation per common share
Basic and Diluted	$.06	$.05
Dividends Declared Per Share	$.08	$.08

Weighted Average Number of Common Shares Outstanding

Basic and Diluted	30,137,145	30,733,344

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Paid-In	Retained	Unearned Shares Held By	Accumulated Other Comprehensive	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	ESOP	Less	Stock	Interest	Total
Balance December 31, 2009	30,933	$3,274	$98,921	$150,131	$(6,224)	$(2,313)	$(29,214)	$1,645	$216,220
Comprehensive income:
Net income for the three months
ended March 31, 2010	-	-	-	1,598	-	-	-	28	1,626
Other comprehensive income
net of taxes:
Unrealized loss on available for sale
securities net of income taxes of $106	-	-	-	-	-	145	-	-	145
Total comprehensive income	-	-	-	-	-	-	-	-	$1,771
Dividends declared and paid	-	-	-	(603)	-	-	-	-	(603)
Purchase of treasury shares	(26)	-	-	-	-	-	(328)	-	(328)
Stock-based compensation	-	-	309	-	-	-	-	-	309
ESOP shares earned	-	-	27	-	135	-	-	-	162
Balance March 31, 2010	30,907	$3,274	$99,257	$151,126	$(6,089)	$(2,168)	$(29,542)	$1,673	$217,531

Balance December 31, 2010	30,281	$3,274	$99,585	$152,911	$(5,683)	$(3,463)	$(35,880)	$1,732	$212,476
Comprehensive income:
Net income for the three months
ended March 31, 2011	-	-	-	1,853	-	-	-	18	1,871
Other comprehensive income net of taxes:
Unrealized loss on available for sale securities net of income taxes of $6	-	-	-	-	-	(10)	-	-	(10)
Total comprehensive income	-	-	-	-	-	-	-	-	$1,861
Dividends declared and paid	-	-	-	(552)	-	-	-	-	(552)
Stock-based compensation	-	-	303	-	-	-	-	-	303
ESOP shares earned	-	-	7	-	135	-	-	-	142
Balance March 31, 2011	30,281	$3,274	$99,895	$154,212	$(5,548)	$(3,473)	$(35,880)	$1,750	$214,230

See notes to consolidated financial statements

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,
2011	2010
(In thousands)
Cash Flows from Operating Activities

Net income	$1,871	$1,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	598	501
Amortization of premiums and accretion of discounts on securities	20	(71)
Accretion of deferred loan fees and discounts	(23)	(67)
Amortization of net premiums on loans	245	-
Amortization of premiums on deposits	(108)	-
Gain on sale of securities available for sale	(17)	(23)
Net gain on sale of mortgage loans originated for sale	(77)	(55)
Mortgage loans originated for sale	(4,060)	(3,773)
Proceeds from sales of mortgage loans originated for sale	4,137	3,828
Net realized loss from sales of real estate owned	70	-
Provision for loan losses	800	1,272
Stock-based compensation, including warrants	303	309
ESOP shares earned	142	162
(Increase) decrease in accrued interest receivable	591	(1,303)
Increase in cash surrender value of bank owned life insurance	(253)	(231)
Decrease in other assets	19	999
Decrease in accrued interest payable	(164)	(231)
Increase in deferred income taxes	(504)	(604)
Increase (decrease) in other liabilities	403	(1,205)

Net Cash Provided by Operating Activities	3,993	1,134

Cash Flows from Investing Activities

Proceeds from maturities, calls and principal repayments of securities available for sale	3,782	5,114
Proceeds from sale of securities available for sale	1,517	520
Purchases of securities available for sale	(1,037)	(6,219)
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	13,286	46,000
Purchases of investment securities held to maturity	(13,922)	(21,975)
Principal repayments on mortgage-backed securities held to maturity	23,479	18,006
Purchases of mortgage-backed securities held to maturity	(47,292)	(27,081)
Net increase in loans receivable	(20,847)	(5,127)
Purchase of bank owned life insurance	-	(169)
Proceeds from life insurance redemption	236	-
Additions to premises and equipment and real estate owned via equity investment	(755)	(578)
Proceeds from sale of real estate owned	1,090	-
Purchases of Federal Home Loan Bank of New York and ACBB stock	(81)	(446)

Net Cash (Used in) Provided by Investing Activities	(40,544)	8,045

Cash Flows from Financing Activities

Net increase in deposits	42,373	35,901
Increase in advance payments by borrowers for taxes and insurance	229	57
Dividends paid to minority stockholders of Roma Financial Corp.	(552)	(603)
Repayment of Federal Home Loan Bank of New York advances	(5,006)	(541)
Proceeds from Federal Home Loan Bank of New York advances	3,500	7,000
Purchases of treasury stock	-	(328)

Net Cash Provided by Financing Activities	40,544	41,486

Net Increase in Cash and Cash Equivalents	3,993	50,665

Cash and Cash Equivalents – Beginning	89,587	50,895

Cash and Cash Equivalents – Ending	$93,580	$101,560

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)
      (Unaudited)

Three Months Ended March 31,
2011	2010
(In thousands)

Supplementary Cash Flows Information

Income taxes paid, net	$412	$-

Interest paid	$5,129	$5,032
Securities purchased and not settled	$2,070	$16,654
Loans receivable transferred to real estate owned	$1,938	$511

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

The Banks offer traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank operates from its main office in Robbinsville, New Jersey, and twenty-three branch offices located in Mercer, Burlington, Camden and Ocean Counties, New Jersey. RomAsia Bank operates from two locations in Monmouth Junction, New Jersey. As of March 31, 2011, the Banks had 319 full-time employees and 58 part-time employees.  Roma Bank maintains a website at www.romabank.com.

Throughout this document, references to “we,” “us,” or “our” refer to the Banks or the Company, or both, as the context indicates.

NOTE B - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Roma Bank and Roma Bank’s wholly-owned subsidiaries, Roma Capital Investment Corp. (the “Investment Co.”) and General Abstract and Title Agency (the “Title Co.”), and the Company’s majority owned investment of 89.55% in RomAsia Bank. The consolidated statements also include the Company’s 50% interest in 84 Hopewell, LLC (the “LLC”), a real estate investment which is consolidated according to the requirements of Accounting Standards Codification Topic 810, Variable Interest Entities.   All significant inter-company accounts and transactions have been eliminated in consolidation. These statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not  include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

NOTE B - BASIS OF PRESENTATION (Continued)

In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three months ended March 31, 2011 and 2010.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year or other interim periods.

The December 31, 2010 data in the consolidated statements of financial condition was derived from the Company’s audited consolidated financial statements for that date. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, changes in stockholders’ equity and cash flows should be read in conjunction with the 2010 audited consolidated financial statements for the year ended December 31, 2010, including the notes thereto included in the Company’s Annual Report on Form 10-K.

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

The consolidated financial statements have been prepared in conformity with (“GAAP”).  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and revenues and expenses for the periods then ended.  Actual results could differ significantly from those estimates.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks’ allowance for loan losses.  Such agencies may require the Banks to recognize additions to their allowance based on their judgments about information available to them at the time of their examinations.

In accordance with Accounting Standards Codification (“FASB ASC”) Topic 855, Subsequent Events, management has evaluated subsequent events until the date of issuance of this report, and concluded that no events occurred that were of a material nature.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business.  In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of March 31, 2011, on the Company’s consolidated financial position or results of operations.

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

Outstanding stock options and restricted stock grants for the three months ended March 31, 2011 were not considered in the calculation of diluted earnings per share because they were antidilutive.

NOTE E – ACQUISITION

On July 16, 2010, the Company completed its acquisition of Sterling Banks, Inc., the holding company for Sterling Bank.  The final consideration paid in the transaction to stockholders of Sterling Banks, Inc. consisted of $2.52 per share, or $14,725,000, in cash.

The Company accounted for the transaction using the acquisition method pursuant to FASB ASC 805 “Business Combinations”. Accordingly, the Company recorded merger and acquisition expenses totaling $924 thousand, in non-interest expense other, during the year ended December 31, 2010. The Company’s results of operations include Sterling Banks, Inc. and Sterling Bank from the date of

NOTE E – ACQUISITION (Continued)

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

We estimated the fair value for most loans acquired from Sterling Bank by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity, and repricing terms. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments.  Projected cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. To estimate the fair value of the remaining loans, we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral.  The value of the collateral was based on completed appraisals adjusted to the valuation date based on recognized industry indices. We discounted those values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.  There was no carryover of Sterling’s allowance for loan losses associated with the loans acquired as the loans were initially recorded at fair value.

Information about the acquired Sterling loan portfolio as of July 16, 2010 is as follows (in thousands):

Contractually required principal and interest at acquisition	$285,506
Contract cash flows not expected to be collected (nonaccretable discount)	(15,647)
Expected cash flows at acquisition	269,859
Interest component of expected cash
flows (accretable premium)	2,454
Fair value of acquired loans	$272,313

Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates.  The projected cash flows from maturing certificates were calculated based on contractual rates.  The fair value of the certificates of deposit was calculated by discounting their contractual cash flows at a market rate for a certificate of deposit with a corresponding maturity.

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

The 2008 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. The Company has reserved 1,292,909 shares of common stock for issuance upon the exercise of options granted under the 2008 Plan and 517,164 shares for grants of restricted stock.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Market Value of a share of Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2008 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At March 31, 2011 there were 495,709 shares available for option grants under the 2008 Plan and 301,164 shares available for grants of restricted stock.

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

NOTE F – STOCK BASED COMPENSATION (Continued)

The following is a summary of the status of the Company’s stock option activity and related information for the three months ended March 31, 2011:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at January 1, 2008	-	$-
Granted	820,000	13.67
Balance at December 2008 and 2009	820,000	13.67
Forfeited	(22,800)	13.67

Balance at March 31, 2011 and December 31, 2010	797,200	$13.67	7.23 years	$0.00

Exercisable at March 31, 2011	349,600	$13.67

The following is a summary of the status of the Company’s restricted shares as of March 31, 2011 and changes during the three months ended March 31, 2011:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at January 1, 2008	-	$-
Granted	222,000	13.67
Non-vested restricted shares at December 31, 2008	222,000	13.67
Vested	(44,400)	13.67
Non-vested restricted shares at December 31, 2009	177,600	13.67
Forfeited	(6,000)	13.67
Vested	(51,600)	13.67
Non-vested restricted shares at March 31, 2011 and December 31, 2010	120,000	$13.67

Stock option and stock award expenses included in compensation expense was $268,000 for the three months ended March 31, 2011 and $300,000 for three months ended March 31, 2010, with a related tax benefit of $107,000 and $118,000 respectively. At March 31, 2011, there was approximately $2.4 million of unrecognized cost, related to outstanding stock options and restricted shares, which will be recognized over a period of approximately 2.23 years.

Equity Incentive Plan – RomAsia Bank

The stockholders of RomAsia Bank approved an equity incentive plan in 2009. On January 6, 2010, directors, senior officers and certain employees of the RomAsia Bank were granted, in the aggregate, options to purchase 75,500 shares of RomAsia common stock.

The Plan enables the Board of Directors of RomAsia Bank to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. RomAsia has reserved 225,000 shares of it’s common stock for issuance upon the exercise of options granted under the Plan.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Market Value of a share of RomAsia’s Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  The stock options vest over a five year service period and are exercisable within ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event

NOTE F – STOCK BASED COMPENSATION (Continued)

generally affecting the number of Company’s outstanding shares. At March 31, 2011, there were 155,000 shares available for option grants under the Plan.

The following is a summary of the status of the RomAsia’s stock option activity and related information for the three months ended March 31, 2011:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at January 1, 2010	-	$-
Granted	75,500	8.47
Balance at January 1, 2011	75,500	8.47
Forfeited	(5,500)	8.47

Balance at March 31, 2011	70,000	$8.47	8.77 years	$0.00

Exercisable at March 31, 2011	14,800

Stock option expense, related to the RomAsia plan included with compensation expense was $11,000 for the three months ended March 31, 2011, and $10,000 for three months ended March 31, 2010, with a related tax benefit of $5,000 and $4,000, respectively.  At March 31, 2011, approximately $149,000 unrecognized cost, related to outstanding stock options, will be recognized over a period of approximately 3.77 years.

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

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants.  Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation,  as described by the Plan, in the year of allocation.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  Roma Bank made its first loan payment in October 2006.  As of March 31, 2011 there were 554,599 unearned shares. The Company’s ESOP compensation expense was $142 thousand and $162 thousand, respectively, for the three months ended March 31, 2011 and 2010.

NOTE G – STOCK  WARRANTS

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

The Warrant expense for minority shareholders, (10.45% ownership), for the three month ended March 31, 2011and 2010, was $22,000, and $0, respectively, and related deferred taxes were recorded at $9,600, and $0, respectively. The warrant expense for the majority shareholder, Roma Financial Corporation, was eliminated in consolidation.

NOTE H- REAL ESTATE OWNED VIA EQUITY INVESTMENTS

In 2008, Roma Bank, together with two individuals, formed 84 Hopewell, LLC. The LLC was formed to build a commercial office building which includes Roma Bank’s Hopewell branch, corporate offices for the other 50% owners’ construction company and tenant space. Roma Bank made a cash investment of approximately $360,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million. Roma Bank and the construction company both have signed lease commitments to the LLC. With the adoption of guidance in regards to variable interest entities now codified in FASB ASC Topic 810, “Consolidation”, the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements.  As of March 31, 2011 and December 31, 2010, this variable interest entity met the requirements of ASC Topic 810 for consolidation based on Roma Bank being the primary financial beneficiary. This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees. As of March 31, 2011, the LLC had $4.0 million in fixed assets and a loan from Roma Bank for $3.4 million, which was eliminated in consolidation. The LLC had accrued interest payable to the Bank of $11 thousand at March 31, 2011 and during the three months then ended the Bank had paid $25 thousand in rent to the LLC.  Both of these amounts were eliminated in consolidation. Roma Bank’s 50% share of the LLC’s net income for the three months ended March 31, 2011 was $8 thousand.

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following summarizes the amortized cost and estimated fair value of securities available for sale at March 31, 2011 and December 31, 2010 with gross unrealized gains and losses therein:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSE’s)	$22,648	$144	$379	$22,413
Obligations of state and political subdivisions	7,986	77	75	7,988
U.S. Government (including agencies)	13,368	-	416	12,952
Corporate bond	1,000	3	10	993
Equity securities	50	9	-	59
Mutual funds	2,909	-	109	2,800

	$47,961	$233	$989	$47,205

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSE’s)	$24,180	$168	$349	$23,999
Obligations of state and political subdivisions	8,761	50	151	8,660
U.S. Government (including agencies)	16,384	17	382	16,019
Corporate bond	1,000	-	12	988
Equity securities	50	3	-	53
Mutual funds	2,877	-	83	2,794

	$53,252	$238	$977	$52,513

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows:

Less than 12 Months		More than 12 Months		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

March 31, 2011:
Mortgage-backed securities-GSE’s	$15,960	$379	$-	$-	$15,960	$379
Obligations of state & political subdivisions	1,863	63	1,327	12	3,190	75
U.S. Government, (including agencies)	12,952	416	-	-	12,952	416
Corporate bond	490	10	-	-	490	10
Mutual funds	-	-	2,800	109	2,800	109

	$31,265	$868	$4,127	$121	$35,392	$989

December 31, 2010:
Mortgage-backed securities-GSE’s	$17,061	$349	$-	$-	$17,061	$349
U.S. Government (including agencies)	13,002	382	-	-	13,002	382
Obligations of state & political subdivisions	4,114	151	-	-	4,114	151
Corporate bond	988	12	-	-	988	12
Mutual funds	-	-	2,793	83	2,793	83

	$35,165	$894	$2,793	$83	$37,958	$977

The amortized cost and estimated fair value of securities available for sale at March 31, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)

One year or less	$-	$-
After one to five years	2,790	2,771
After five to ten years	9,978	9,794
After ten years	8,586	8,375
Total	21,354	20,940
Mortgage-backed securities	22,648	22,413
Equity securities	50	59
Mutual funds	2,909	2,800
Corporate bond	1,000	993
Total	$47,961	$47,205

NOTE I – INVESTMENT AND MORTGAGE- BACKED SECURITIES (Continued)

The following summarizes the amortized cost and estimated fair value of securities held to maturity at March 31, 2011 and December 31, 2010 with gross unrealized gains and losses therein:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Held to maturity:
U.S. Government (including agencies)	$230,520	$175	$5,936	$224,759
Obligations of state and political subdivisions	15,343	217	248	15,312
Corporate and other	1,272	9	-	1,281

	$247,135	$401	$6,184	$241,352

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Held to maturity:
U.S. Government (including agencies)	$227,522	$357	$5,890	$221,989
Obligations of state and political subdivisions	15,628	190	303	15,515
Corporate and other	1,271	10	-	1,281

	$244,421	$557	$6,193	$238,785

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

March 31, 2011
U.S. Government (including agencies)	$195,607	$5,936	$-	$-	$195,607	$5,936
Obligations of state & political subdivisions	4,874	236	1,698	12	6,572	248
	$200,481	$6,172	$1,698	$12	$202,179	$6,184

December 31, 2010
U.S. Government (including agencies)	$169,833	$5,890	$-	$-	$169,833	$5,890
Obligations of state & political subdivisions	6,582	273	1,680	30	8,262	303
	$176,415	$6,163	$1,680	$30	$178,095	$6,193

The amortized cost and estimated fair value of securities held to maturity at March 31, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

Amortized Cost	Fair Value
(In Thousands)

One year or less	$102	$102
After one to five years	3,068	3,088
After five to ten years	102,622	101,203
After ten years	141,343	136,959
Total	$247,135	$241,352

Proceeds from the sale of securities available for sale amounted to $1.5 million and $520 thousand for the three months ended March 31, 2011 and 2010, respectively, with a net realized gain of $17 thousand and $23 thousand, respectively.

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

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

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

At March 31, 2011, the Company’s available for sale and held to maturity debt securities portfolio consisted of approximately 193 securities, of which 95 were in an unrealized loss position for less than twelve months and 6 were in a loss position for more than twelve months. No OTTI charges were recorded for the three months ended March 31, 2011. The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

The available for sale mutual funds consists of CRA investments and currently have an unrealized loss of approximately $109 thousand.  They have been in a loss position for the last two years with the greatest unrealized loss being approximately $184 thousand. Management does not believe the mutual fund securities available for sale are OTTI due to reasons of credit quality. The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Accordingly, as of March 31, 2011 management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Approximately $51.4 million of securities held to maturity are pledged as collateral for Federal Home Loan Bank of New York (“FHLBNY”) advances, borrowings, and deposits at March 31, 2011.

The following tables set forth the composition of our mortgage- backed securities portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Government National Mortgage Association	$9,301	$224	$145	$9,380
Federal Home Loan Mortgage Corporation	174,255	4,419	2,768	175,906
Federal National Mortgage Association	244,018	4,628	2,740	245,906
Collateralized mortgage obligations-GSE’s	7,368	280	-	7,648

	$434,942	$9,551	$5,653	$438,840

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

	December 31, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)

Government National Mortgage Association	$9,988	$204	$107	$10,085
Federal Home Loan Mortgage Corporation	172,969	4,188	2,782	174,375
Federal National Mortgage Association	229,951	5,206	2,629	232,529
Collateralized mortgage obligations-GSE’s	8,206	310	42	8,473

	$421,114	$9,908	$5,560	$425,462

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

March 31, 2011
Government National Mortgage Association	$3,840	$145	$-	$-	$3,840	$145
Federal Home Loan Mortgage Corporation	75,621	2,754	442	14	76,063	2,768
Federal National Mortgage Association	73,391	2,730	2,433	10	75,824	2,740
Collateralized Mortgage Obligations-GSE’s	-	-	-	-	-	-
	$152,852	$5,629	$2,875	$24	$155,727	$5,653

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

December 31, 2010
Government National Mortgage Association	$3,836	$107	$-	$-	$3,836	$107
Federal Home Loan Mortgage Corporation	83,451	2,781	19	1	83,470	2,782
Federal National Mortgage Association	83,252	2,628	8	1	83,260	2,629
Collateralized Mortgage Obligations-GSE’s	1,920	42	-	-	1,920	42
	$172,459	$5,558	$27	$2	$172,486	$5,560

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The amortized cost and estimated fair value of mortgage backed securities held to maturity at March 31, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

Amortized Cost	Fair Value
(In Thousands)

One year or less	$706	$709
After one to five years	21,242	22,066
After five to ten years	51,506	52,568
After ten years	361,488	363,497
Total	$434,942	$438,840

As of March 31, 2011, there were 5 Government National Mortgage Association securities, 37 Federal Home Loan Mortgage Corporation securities, and 16 Federal National Mortgage Association securities in unrealized loss positions. Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment.  The unrealized losses on mortgage-backed securities relate primarily to fixed interest rate and, to a lesser extent, adjustable interest rate securities.  Such losses are the result of changes in interest rates and not credit concerns. The Bank, the Investment Co. and RomAsia Bank do not intend to sell these securities and it is not more likely than not that they will be required to sell these securities, therefore, no OTTI is required.

NOTE J - LOANS RECEIVABLE, NET

Loans receivable, net at March 31, 2011 and December 31, 2010 were comprised of the following (in thousands):

	March 31,	December 31,
	2011	2010
Real estate mortgage loans:
Residential mortgage	$373,687	$358,503
Commercial real estate	281,662	273,177
	655,349	631,680
Construction:
Commercial real estate	22,450	18,055
Residential	15,268	19,142
	37,718	37,197
Consumer:
Home equity	204,724	202,926
Other	1,635	1,760
	206,359	204,686
Commercial	34,524	36,125

Total loans	933,950	909,688
Less:
Allowance for loan losses	10,251	9,844
Deferred loan fees	694	663
Loans in process	11,276	5,339
	22,221	15,846
Total loans receivable, net	$911,729	$893,842

NOTE J - LOANS RECEIVABLE, NET (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(In thousands)
Commercial	$2,022	$2,178
Commercial real estate	17,332	17,481
Commercial real estate – construction	4,396	4,870
Residential mortgage	4,922	5,515
Residential construction	10,170	9,246
Home equity and other consumer	693	1,120
Total	$39,535	$40,410

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

The following table summarizes information in regards to impaired loans by loan portfolio class segregated by those for which a related allowance was required and those for which a related allowance was not necessary, as of March 31, 2011 and the three months then ended:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	1/1/11 – 3/31/11 Average Recorded Investment	1/1/11 – 3/31/11 Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial	$1,282	$3,655	$-	$502	$25
Commercial real estate	28,986	32,244	-	29,041	183
Residential mortgage	12,364	13,653	-	12,391	156
Residential construction	14,640	18,620	-	14,707	145
Home equity and other consumer	2,684	3,030	-	2,689	37
	59,956	71,202	-	59,330	546
With an allowance recorded:
Commercial	1,641	1,641	483	1,641	-
Commercial real estate	11,850	11,850	3,570	11,860	23
Commercial real estate-construction	4,396	4,396	1,300	4,396	-
Residential mortgage	454	454	61	454	-
Home equity and other consumer	217	217	176	217	-
	18,558	18,558	5,590	18,568	23
Total:
Commercial	2,923	5,296	483	2,143	25
Commercial real estate	40,836	44,094	3,570	40,901	256
Commercial real estate-construction	4,396	4,396	1,300	4,396	-
Residential mortgage	12,818	14,107	61	12,845	156
Residential construction	14,640	18,620	-	14,707	145
Home equity and other consumer	2,901	3,247	176	2,906	37
	$78,514	$89,760	$5,590	$77,898	$569

NOTE J - LOANS RECEIVABLE, NET (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class segregated by those for which a related allowance was required and those for which a related allowance was not necessary, as of December 31, 2010 and the year then ended:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$32,714	$38,586	$-	$36,167	$1,159
Residential mortgage	10,833	12,122	-	10,855	128
Residential construction	15,702	20,500	-	16,572	186
Home equity and other consumer	2,545	2,906	-	2,679	70
	61,794	74,114	-	66,273	1,543
With an allowance recorded:
Commercial	1,651	1,651	483	1,712	26
Commercial real estate	6,810	6,810	2,965	4,656	78
Commercial real estate-construction	4,870	4,870	1,555	4,935	101
Residential mortgage	323	323	61	323	-
Home equity and other consumer	226	226	192	189	3
	13,880	13,880	5,256	11,815	208
Total:
Commercial	1,651	1,651	483	1,712	26
Commercial real estate	39,524	45,396	2,965	40,823	1,237
Commercial real estate-construction	4,870	4,870	1,555	4,935	101
Residential mortgage	11,156	12,445	61	11,178	128
Residential construction	15,702	20,500	-	16,572	186
Home equity and other consumer	2,771	3,132	192	2,868	73
	$75,674	$87,994	$5,256	$78,088	$1,751

At March 31, 2011, impaired loans included $37.6 million of loans, net of credit marks of $11.2 million, which were acquired in the merger. Loans totaling $29.6 million which are performing, are also included in this total and classified as impaired because they are a troubled debt restructure, have related loans that are non-performing, or which are considered impaired because at the merger date there was evidence of deterioration of credit quality, since origination, primarily collateral related.

At December 31, 2010, impaired loans included $38.7 million of loans, net of credit marks of $12.4 million, which were acquired in the merger. Loans totaling $30.8 million which were performing, were also included in this total and classified as impaired because they were a troubled debt restructure, have related loans that are non-performing, or which are considered impaired because at the merger date there was evidence of deterioration of credit quality, since origination, primarily collateral related.

NOTE J - LOANS RECEIVABLE, NET (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of  March 31, 2011 (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$39	$-	$1,519	$1,558	$32,966	$34,524	$-
Commercial real estate	4,204	6,049	22,666	32,919	248,743	281,662	4,832
Commercial real estate – constr.	-	-	4,396	4,396	18,054	22,450	-
Residential mortgage	3,874	433	8,379	12,686	361,001	373,687	1,698
Residential construction	1,500	236	8,745	10,481	4,787	15,268	-
Home equity and other consumer	728	595	1,315	2,638	203,721	206,359	55
Total	$10,345	$7,313	$47,020	$64,678	$869,272	$933,950	$6,585

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2011: (In thousands)

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$30,101	$2,083	$2,340	$-	$34,524
Commercial real estate	224,240	21,111	36,311	-	281,662
Commercial real estate- construction	18,054	-	4,396	-	22,450
Residential mortgage	360,778	463	12,446	-	373,687
Residential construct.	4,515	671	10,082	-	15,268
Home equity and other consumer	204,383	192	1,784	-	206,359
Total	$842,071	$24,520	$67,359	$-	$933,950

NOTE J - LOANS RECEIVABLE, NET (Continued)

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

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$32,902	$1,141	$2,082	$-	$36,125
Commercial real estate	217,609	22,039	33,529	-	273,177
Commercial real estate (construction)	11,605	1,580	4,870	-	18,055
Residential mortgage	350,771	786	6,946	-	358,503
Residential construct.	4,358	3,331	11,453	-	19,142
Home equity and other consumer	202,707	926	1,053	-	204,686
Total	$819,952	$29,803	$59,933	$-	$909,688

NOTE J - LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At and For the Three Months Ended March 31, 2011

	Commercial	Commercial Real Estate	Commercial Real Estate-Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$654	$4,922	$2,097	$1,799	$-	$372	$9,844
Charge-offs	-	-	(254)	(126)	-	(15)	(395)
Recoveries	-	-	-	-	-	2	2
Provisions	(20)	538	76	81	-	125	800
Ending Balance	$634	$5,460	$1,919	$1,754	$-	$484	$10,251
Ending Balance: individually valuated for impairment	$483	$3,570	$1,300	$61	$-	$176	$5,590
Ending Balance: collectively evaluated for impairment	$151	$1,890	$619	$1,693	$-	$308	$4,661
Ending Balance: loans acquired with deteriorate credit quality*	$-	$5,630	$-	$1,289	$3,980	$346	$11,244

*These amounts represent credit marks established on loans acquired in merger which are netted against loans and not included in allowance for loan loss

NOTE J - LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At and For the Three Months Ended March 31, 2011

	Commercial	Commercial Real Estate	Commercial Real Estate-Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total

Loans Receivable:
Ending balance	$34,524	$281,662	$22,450	$373,687	$15,268	$206,359	$933,950
Ending balance: individually evaluated for impairment	2,923	28,236	4,396	4,276	-	1,117	40,948
Ending balance: legacy Roma collectively evaluated for impairment	12,142	176,873	18,054	309,485	135	146,133	662,822
Ending balance: acquired loans collectively evaluated for impairment	20,692	65,406	-	53,089	493	57,619	197,299
Ending balance: loans acquired with deteriorated credit quality	$-	$12,600	$-	$8,542	$14,640	$1,784	$37,566

NOTE J - LOANS RECEIVABLE, NET (Continued)
Allowance for Credit Losses and Recorded Investment in Financing Receivables
At and For the Year Ended December 31, 2010

	Commercial	Commercial Real Estate	Commercial Real Estate-Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$306	$3,255	$1,207	$313	$-	$162	$5,243
Charge-offs	-	(2,217)	-	-	-	(37)	(2,254)
Recoveries	-	-	-	-	-	-	-
Provisions	348	3,884	890	1,486	-	247	6,855
Ending Balance	$654	$4,922	$2,097	$1,799	$-	$372	$9,844
Ending Balance: individually evaluated for impairment	$483	$2,965	$1,555	$61	$-	$192	$5,256
Ending Balance: collectively evaluated for impairment	$171	$1,957	$542	$1,738	$-	$180	$4,588
Ending Balance: loans acquired with deteriorate credit quality*	$-	$5,872	$-	$1,289	$4,798	$361	$12,320

*These amounts represent credit marks established on loans acquired in merger which are netted against loans and not included in allowance for loan loss

NOTE J - LOANS RECEIVABLE, NET (Continued)
Allowance for Credit Losses and Recorded Investment in Financing Receivables
At and For the Year Ended December 31, 2010

	Commercial	Commercial Real Estate	Commercial Real Estate-Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total

Loans Receivable:
Ending balance	$36,125	$273,177	$18,055	$358,503	$19,142	$204,686	$909,688
Ending balance: individually evaluated for impairment	1,651	26,822	4,870	2,570	-	982	36,895
Ending balance: legacy Roma collectively evaluated for impairment	11,684	162,941	13,185	292,319	3,301	142,637	626,067
Ending balance: acquire loans collectively evaluated for impairment	22,790	70,713	-	55,028	139	59,278	207,948
Ending balance: loans acquired with deteriorated credit quality	$-	$12,701	$-	$8,586	$15,702	$1,789	$38,778

NOTE K - DEPOSITS

A summary of deposits by type of account as of March 31, 2011 and December 31, 2010 is as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand:
Non-interest bearing checking	$70,078	0.00%	$64,778	0.00%
Interest bearing checking	162,882	0.28%	177,317	0.30%
	232,960	0.23%	242,095	0.22%
Savings and club	476,846	0.80%	439,037	0.79%
Certificates of deposit	836,019	1.78%	822,428	1.83%
Total	$1,545,825	1.24%	$1,503,560	1.27%

                At  March 31, 2011, the Company had contractual obligations for certificates of deposit that mature as follows (in thousands):

One year or less	$515,741
After one to three years	251,866
After three years	68,412
Total	$836,019

                NOTE L – PREMISES AND EQUIPMENT

                Premises and equipment consisted of the following as of March 31, 2011 and December 31, 2010 (in thousands):

	Estimated Useful	March 31,	December 31,
	Lives	2011	2010
Land for future development	-	$1,054	$1,054
Construction in progress	-	156	153
Land and land improvements	-	5,428	5,428
Buildings and improvements	20-50 yrs	43,918	43,481
Furnishings and equipment	3-10 yrs.	12,076	11,761
Total premises and equipment		62,632	61,877
Accumulated depreciation		15,102	14,522
Total		$47,530	$47,355

NOTE M – REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets increased $.8 million to $4.5 million at March 31, 2011 compared to $3.7 million at December 31, 2010. Detailed below are the changes in real estate owned and other repossessed assets are as follows:

	March 31, 2011	December 31, 2010
	(In Thousands)

Beginning balance-January 1,	$3,689	$1,928
Ass Assets acquired in merger	-	2,593
Ass Assets transferred in	1,938	2,068
Net Net proceeds from sales	(1,090)	(2,323)
Net Net gain (loss) on sales	(70)	128
mp Impairment charge	-	(705)
To Total	$4,467	$3,689

NOTE N – REAL ESTATE HELD FOR SALE

The Company acquired in the merger a former branch site and a loan center. At March 31, 2011 both of those locations were available for sale and carried at lower of cost or market.

NOTE O –FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE AND SUBORDINATED DEBENTURES

At March 31, 2011 and December 31, 2010, the Banks had outstanding amortizing Federal Home Bank of New York (FHLBNY) advances as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
		Interest		Interest
	Amount	Rate	Amount	Rate

Maturing:
February 1, 2016	$494	2.11%	$-	-
March 14, 2016	1,000	1.79%	-	-
Total amortizing loans	$1,494		$-

At March 31, 2011 and December 31, 2010, Roma Bank and RomAsia Bank also had outstanding FHLBNY advances totaling $32.0 million and $35.0 million, respectively. The borrowings are as follows (in thousands):

03/31/2011	12/31/2010	Interest Rate	Maturity Date	Call Date

$ 23,000	$23,000	3.90%	10/29/2017	10/29/2010
-	1,500	0.90%	03/21/2011	-
750	-	0.60%	02/22/2012	-
3,500	3,500	1.47%	03/19/2012	-
750	-	1.17%	02/22/2013	-
1,500	1,500	2.09%	03/19/2013	-
500	500	1.52%	12/23/2013	-
500	-	1.73%	02/24/2014	-
500	500	2.08%	12/22/2014	-
500	500	2.61%	12/21/2015	-
500	500	3.08%	12/21/2016	-
-	3,500	0.33%	01/31/2011	-
$ 32,000	$ 35,000

NOTE O –FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE AND SUBORDINATED DEBENTURES (Continued)

Securities sold under agreements to repurchase are treated as financings and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at March 31, 2011 and December 31, 2010. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015, at 3.22%; $20.0 million maturing in 2018, callable at 08/22/11, at 3.51%; and $10.0 million maturing in 2018, callable at 08/22/13, at 3.955%. The repurchase agreement is collateralized by securities described in the underlying agreement which are held in safekeeping by the FHLBNY. At March 31, 2011, the fair value of the mortgage-backed securities used as collateral under the repurchase agreement was approximately $52.7 million.

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

NOTE P –RETIREMENT PLANS

Components of net periodic pension cost for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Service cost	$136	$96
Interest cost	173	155
Expected return on plan assets	(193)	(144)
Amortization of unrecognized net loss	86	61
Amortization of unrecognized past service liability	4	4

Net periodic benefit expense	$206	$172

The Company expects to make contributions of approximately $791,000 during 2011.

NOTE Q – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit.  Outstanding loan commitments at March 31, 2011 were as follows (in thousands):

March 31,
2011
Residential mortgage and equity loans	$10,985
Commercial loans committed not closed	16,111
Commercial lines of credit	32,511
Consumer unused lines of credit	24,933
Commercial letters of credit	2,857
$87,397

In the ordinary course of business to meet the financial needs of the Company’s customers, the Company is party to financial instruments with off-balance-sheet risk. These financial instruments include unused lines of credit and involve, to varying degrees, elements of credit

NOTE Q – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (Continued)

risk in excess of the amount recognized in the consolidated financial statements.  The contract or notional amounts of these instruments express the extent of involvement the Company has in each category of financial instruments.

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at March 31, 2011 and December 31, 2010 is as follows (in thousands):

	March 31, 2011	December 31, 2010
Standby by letters of credit	$2,857	$3,400
Outstanding loan and credit line commitments	$84,540	$85,159

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The current amount of the liability related to guarantees under standby letters of credit issued is not material as of March 31, 2011.

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

The Banks have non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2011: (In thousands)

Year Ended March 31:

2012	$1,163
2013	1,124
2014	1,113
2015	832
2016	838
Thereafter	9,248
Total Minimum Payments Required	$14,318

Included in the total required minimum lease payments is $1,729,000 of payments to the LLC. The Company eliminates these payments in consolidation.

NOTE R – FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2011
	(In Thousands)

Mo Mortgage backed securities- U.S. Government Sponsored Enterprises (GSE’s)	$-	$22,413	$-	$22,413
Obligations of state and political subdivisions	-	7,988	-	7,988
U.S. Government (including agencies)	-	12,952	-	12,952
Co Corporate bond	-	993	-	993
E Equity securities	-	59	-	59
Mu Mutual funds	-	2,800	-	2,800
Securities available for sale	$-	$47,205	$-	$47,205

NOTE R – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy, used at December 31, 2010 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2011
	(In Thousands)

Mo Mortgage backed securities- U.S. Government Sponsored Enterprises (GSE’s)	$-	$23,999	$-	$23,999
Obligations of state and political subdivisions	-	8,660	-	8,660
U.S. Government (including agencies)	-	16,019	-	16,019
Co Corporate bond	-	988	-	988
E Equity securities	-	53	-	53
Mu Mutual funds	-	2,794	-	2,794
Securities available for sale	$-	$52,513	$-	$52,513

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2011
	(In Thousands)
Impaired loans	$-	$-	$12,968	$12,968
Real estate and other assets owned	$-	$-	$4,467	$4,467
Real estate held for sale	$-	$-	$1,164	$1,164

NOTE R – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2011
	(In Thousands)
Impaired loans	$-	$-	$8,624	$8,624
Real estate and other assets owned	$-	$-	$3,689	$3,689
Real estate held for sale	$-	$-	$1,164	$1,164

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

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010.

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

NOTE R – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Impaired Loans (Generally Carried at Fair Value)

Impaired loans carried at fair value are those impaired loans in which the Company has measured impairment generally based on the fair value of the related loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at March 31, 2011 consists of the loan balances of $18.6 million, net of a valuation allowance of $5.6 million. The fair value at December 31, 2010 consists of the loan balances of $13.9 million, net of a valuation allowance of $5.2 million.

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

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of March 31, 2011 and December 31, 2010.

NOTE R – FAIR VALUE MEASUREMENTS AND DISCLOSURES (CONTINUED)

The carrying amounts and estimated fair values of financial instruments are as follows:

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$93,580	$93,580	$89,587	$89,587
Securities available for sale	47,205	47,205	52,513	52,513
Investment securities held to maturity	247,135	241,352	244,421	238,785
Mortgage-backed securities held to maturity	434,942	438,840	421,114	425,462
Loans receivable	911,729	925,276	893,842	907,351
Federal Home Loan Bank of New York and ACBB Stock	4,870	4,870	4,789	4,789
Accrued interest receivable	7,439	7,439	8,030	8,030

F Financial liabilities:
Deposits	1,545,825	1,563,990	1,503,560	1,516,093
Federal Home Loan Bank of New York Advances	33,494	36,076	35,000	37,969
Securities sold under agreements to repurchase	40,000	42,714	40,000	43,311
Subordinated debentures	1,907	1,907	1,904	1,904
Accrued interest payable	665	665	830	830

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

NOTE S –OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive (loss) at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
	(in Thousands)

Net unrealized (loss) on securities available for sale	$(756)		$(739)
Tax effect	319		312
Net of tax amount	(437)		(427)

Minimum pension liability	(5,068)		(5,068)
Tax effect	2,032		2,032
Net of tax amount	(3,036)		(3,036)

Accumulated other comprehensive loss	$(3,473)	$	(3,463)

The components of other comprehensive income for the three months ended March 31, 2011 and 2010 and their related tax effects are presented in the following table:

	March 31, 2011	March 31, 2010
	(in Thousands)

Unrealized holding gains on available for sale securities:
Unrealized holding gains (losses) arising during the period	$34	$274
Reclassification adjustment for Realized gains on sales	(17)	(23)
Net unrealized gains on securities available for sale	17	251
Tax effect	(7)	(106)

Other comprehensive income	$10	$145

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

General

Total assets increased by $34.0 million to $1.9 billion at March 31, 2011 compared to $1.8 billion at December 31, 2010. Total liabilities increased $32.3 million to $1.6 billion at March 31, 2011 compared to $1.6 billion at December 31, 2010.  Total stockholders’ equity increased $1.8 million to $214.2 million at March 31, 2011. The increase in assets was primarily funded by deposit growth of $42.3 million.

Deposits

Total deposits increased $42.3 million to $1.5 billion at March 31, 2011, compared to $1.5 billion at December 31, 2010. Non-interest bearing demand deposits increased $5.3 million to $70.1 million at March 31, 2011, and interest bearing demand deposits decreased $14.4 million to $162.9 million. Savings and club accounts increased $37.9 million to $476.8 million, and certificates of deposit increased $13.6 million to $836.0 million at March 31, 2011.

Investments (Including Mortgage-Backed Securities)

The investment portfolio increased $11.2 million to $729.3 million at March 31, 2011, compared to $718.0 million at December 31, 2010. Securities available for sale decreased $5.3 million to $47.2 million at March 31, 2011, compared to $52.5 million at December 31, 2010, primarily due to calls and principal repayments.   Investments held to maturity increased $2.7 million to $247.1 million at March 31, 2011, compared to $244.4 million at December 31, 2010. Mortgage-backed securities increased $13.8 million to $434.9 million at March 31, 2011, compared to $421.1 million at December 31, 2010.

Loans

Net loans increased by $17.9 million to $911.7 million at March 31, 2011, compared to $893.8 million at December 31, 2010.  Commercial and multi-family real estate mortgages increased $8.5 million to $281.7 million at March 31, 2011, compared to $273.2 million at December 31, 2010. Gross construction loans increased $521 thousand to $37.7 million at March 31, 2011, compared to $37.2 million at December 31, 2010. Residential and consumer loans increased $16.9 million from December 31, 2010 to March 31, 2011.

Other Assets

All other asset categories, except cash and cash equivalents, increased by $0.9 million from December 31, 2010 to March 31, 2011. This increase was primarily caused by an increase of $778 thousand in real estate owned, offset by other minimal increases and decreases.

Federal Home Loan Bank of New York Advances

The $1.5 million decrease in (FHLBNY) advances during the three months ended March 31, 2011 was due to repayments of FHLBNY advances by RomAsia Bank.  At March 31 2011, the outstanding FHLBNY advances were $33.5 million, compared to $35.0 million at December 31, 2010.

Other Liabilities

Other liabilities decreased $8.5 million to $19.7 million at March 31, 2011. The net decrease was primarily due to a decrease of $8.9 million in securities purchased and not settled at March 31, 2011.

Stockholders’ Equity

Stockholders’ equity increased $1.8 million to $214.2 million at March 31, 2011 compared to $212.5 million at December 31, 2010. The net increase was primarily caused by net income of $1.9 million, which was offset by $552 thousand in dividend payments.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General

Net income increased $255 thousand to $1.9 million for the quarter ended March 31, 2011, compared to $1.6 million and for the prior year period.  The increase was primarily due to an increase of $3.7 million in net interest income after provision for loan losses, reduced by an increase of $3.3 million in non-interest expense and an increase of $111 thousand in the provision for federal and state taxes.

Interest Income

Interest income increased by $3.7 million to $18.6 million for the three months ended March 31, 2011 compared to $14.9 million for the prior year period, as a result of the acquisition of Sterling in July 2010 and growth in the loan and investment portfolios.  Interest income from loans increased $3.5 million to $11.7  million for the three months ended March 31, 2011.  Interest income from residential mortgage loans increased $1.3 million over the comparable quarter ended March 31, 2010, while interest income from equity loans increased $670 thousand.  The weighted average interest rates for mortgage and equity loans at March 31, 2011 were 5.25% and 5.80%, respectively, compared to 5.42% and 5.47%, respectively, in the prior year.  Interest income from commercial and multifamily mortgage loans and commercial loans increased $1.6 million from period to period.  The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 5.81% at March 31, 2011, and 6.15% at March 31, 2010.

Interest income from mortgage-backed securities increased $1.2 million over the comparable quarter in 2010. The increase was primarily due to the increase in the portfolio from year to year of $167.7 million.  Interest income from investments held to maturity decreased $1.0 million for the quarter ended March 31, 2011. This increase was primarily due to an decrease in the portfolio from year to year of $40.2 million.  Interest income on securities available for sale increased $122 thousand from period to period.  Interest income from other interest earning assets changed minimally from period to period.

Interest Expense

Interest expense increased $492 thousand for the three month period ended March 31, 2011 to $5.3 million compared to $4.8 million for the three months ended March 31, 2010. The increase was primarily due to a $403 thousand increase in interest paid on deposits. Total deposits increased $494.2 million over the twelve month period ended March 31, 2010, primarily as a result of the acquisition of Sterling in July 2010.  The effect of the increased portfolio was offset by a decrease in the weighted average interest rate of 32 basis points to 1.24% at

March 31, 2011, compared to 1.56% at March 31, 2010. Interest expense on borrowed funds increased $89 thousand to $689 thousand, primarily due to the increase in FHLBNY advances by RomAsia Bank.

Provision for Loan Losses

The loan loss provision for the three months ended March 31, 2011 decreased $472 thousand to $800 thousand. The provision for loan losses is calculated on the legacy Roma and RomAsia loans. Total non-performing loans were $39.5 million and $40.4 million at March 31, 2011 and December 31, 2010, respectively. The legacy Roma non-performing loans were $23.1 million and $22.5 million at March 31, 2011 and December 31, 2010, respectively. The allowance for loan losses to non-performing legacy Roma loans was 44.3% and 43.83% at March 31, 2011 and December 31, 2010, respectively, and the allowance for loan loss to total legacy Roma loans represented 1.5% and 1.5%, respectively, for the same periods of time.  Total loans included $13.9 million and $14.6 million of credit marks on the acquired loans at March 31, 2011 and December 31, 2010, respectively.  The total allowance for loan loss and credit marks were 2.58% and 2.66% of total gross loans at March 31, 2011 and December 31, 2010.

Management believes that the impaired loans remain well collateralized and where needed, appropriate specific reserves, or credit marks, have been established.  The Company is taking a proactive approach in identifying loans at an early stage that may be experiencing cash flow deterioration or collateral weakening even though the loan remains current.  The Company obtains new appraisals at least annually on substandard assets.

Non-Interest Income

Non-interest income decreased $48 thousand to $1.2 million for the three months ended March 31, 2011, compared to $1.3 million for the three months ended March 31, 2010.  The net decrease was chiefly derived from decreases in fees on deposits of $16 thousand, decreases in gains on sale of available for sale securities of $6 thousand, and an increase in the loss on sale of foreclosed assets of $70 thousand, offset by an increases of $28 thousand in income on bank owned life insurance and $22 thousand on the gain on sale of mortgage loans originated for sale.

Non-Interest Expense

All of the non-interest expense categories are impacted by the merger with Sterling in July 2010.  The merger increased overall costs and increased our branch network from fourteen to twenty four branches.

Non-interest expense increased $3.3 million to $11.0 million for the three months ended March 31, 2011 compared to $7.7 million for the three months ended March 31, 2010. Salaries and employee benefits increased $1.7 million to $6.1 million for the three months ended March 31, 2011 compared to the same period in the prior year. This increase represents an increase in overall FTE’s related to the merger and staffing for the ten branches acquired in the merger. Net occupancy of premises expense increased $560 thousand for the three month period ended March 31, 2011.  Other non-interest expenses increased by $365 thousand to $1.4 million for the three months ended March 31, 2011, compared to $1.1 million for the same period in the prior year.  Federal deposit insurance premiums increased $297 thousand primarily due to the increased deposits related to the merger, commercial and mortgage loan expense related to collection efforts increased $101 thousand, consulting fees increased $64 thousand, and operating supplies and telephone expense increased $98 thousand.

Provision for Income Taxes

Income tax expense increased by $111 thousand to $884 thousand for the three months ended March 31, 2011 compared to $773 thousand for the three months ended March 31, 2010 primarily as a result of higher pre-tax income. Income tax expense, represented an effective rate of  32.1% for the three months ended March 31, 2011, compared to 32.2% in the prior year quarter. The Company pays a state tax rate of 3.6% on the taxable income of our investment company and 9.0 % on the taxable income of the other entities.

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

Allowance for Loan Losses

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

Acquired loans

Loans that we acquire in acquisitions subsequent to January 1, 2009, are recorded at fair value with no carryover of the related allowance for credit losses.  Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount or premium and is recognized into interest income over the remaining life of the loan. The difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non accretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan.  Subsequent decreases to the expected cash flows require us to evaluate the need for an allowance for credit losses.  Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which we then reclassify as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method.  Our evaluation of the amount of future cash flows that we expect to collect is performed in a similar manner as that used to determine our allowance for credit losses.  Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

New Accounting Pronouncements

In April 2011 the FASB issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, to clarify the accounting principles applied to loan modifications. ASU No. 2011-02 was issued to address the recording of an impairment loss in FASB ASC 310, Receivables. ASU No. 2011-02 adds text to the scope guidance Section 310-40-15 that is meant to help determine when a lender has granted a concession on their terms of a loan. The added material also provides criteria that should be used to help determine when the loan restructuring delays a payment by a length of time that is considered insignificant and when the borrower is having financial problems. For public companies the effective date is for fiscal quarters and years that start June 15, 2011, or later with retrospective application to the beginning of the fiscal year for loans that are restructured during the year in which the changes are adopted. The Company is in the process of evaluating the adoption of this update will have on their financial condition or statement of operations.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company’s assets and liabilities are monetary in nature.  Consequently, the Company’s most significant form of market risk is interest rate risk.  The Company’s assets, consisting primarily of mortgage loans, have generally longer maturities than the Company’s liabilities, consisting primarily of short-term deposits.  As a result, a principal part of the Company’s business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended March 31, 2011.

Net Portfolio Value

The Company’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Company’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The OTS produces its analysis based upon data submitted on the Company’s quarterly Thrift Financial Reports.  The following table sets forth Roma Bank’s NPV as of December 31, 2010, the most recent date the NPV was calculated by the OTS (in thousands):

December 31, 2010
Net Portfolio Value				Net Portfolio Value as % of Present Value of Assets
Changes in rate		$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
+300	bp	87,950	-113,047	(56)%	05.51%	(607	) bp
+200	bp	129,919	-71,078	(35)%	07.89%	(368	) bp
+100	bp	168,144	-32,853	(16)%	09.93%	(165	) bp
0	bp	200,997	-	-	11.58%	-
–100	bp	229,795	28,797	14%	12.96%	138	bp

(1) The -200bp and -300bp scenarios are not shown due to the low prevailing interest rate environment.

The following table presents RomAsia Bank’s net portfolio value as of December 31, 2010. The net portfolio values shown in this table were calculated by the Office of Thrift Supervision, based on information provided by the Bank (in thousands).

December 31, 2010
Net Portfolio Value				Net Portfolio Value as % of Present Value of Assets
Changes in rate		$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
+300	bp	4,343	-11,500	(73)%	3.74%	(849	) bp
+200	bp	8,482	-7,361	(46)%	7.02%	(521	) bp
+100	bp	12,290	-3,553	(22)%	9.81%	(242	) bp
0	bp	15,843	-	-	12.23%	-
–100	bp	19,120	3,277	21%	14.35%	212	bp

(1) The -200bp and -300bp scenarios are not shown due to the low prevailing interest rate environment.

Management of the Company believes that there has not been a material adverse change in the market risk during the    three months ended March 31, 2011.

ITEM 4 – Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2011.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2011.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

There were no material pending legal proceedings at March 31, 2011 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – Risk Factors

Management does not believe there were any material changes to the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2010 during the most recent quarter.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 – Defaults Upon Senior Securities

       None

ITEM 4 – (Reserved)

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

ROMA FINANCIAL CORPORATION (Registrant)
Date: May 6, 2011	By:	/s/ Peter A. Inverso
Peter A. Inverso President and Chief Executive Officer
Date: May 6, 2011	By:	/s/ Sharon L. Lamont
Sharon L. Lamont Chief Financial Officer