Form 10-Q
period 2011-06-30
ROMA FINANCIAL CORP
filed 2011-07-29
CIK 1355823

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

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
Yes [X] No [   ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer [   ]Accelerated filer [ X ]

                Non-accelerated filer [   ]                        Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, July 20, 2011:

$0.10 par value common stock - 30,320,927 shares outstanding

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition	2
	at June 30, 2011 and December 31, 2010 (Unaudited)

	Consolidated Statements of Income for the Three & Six Months Ended	3
	June 30, 2011 and 2010 (Unaudited)

	Consolidated Statements of Changes in Stockholders’ Equity for the Six	4
	Months Ended June 30, 2011 and 2010 (Unaudited)

	Consolidated Statements of Cash Flows for the Six Months	5
	Ended June 30, 2011 and 2010 (Unaudited)

	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of	39
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	45

Item 4:	Controls and Procedures	46

PART II - OTHER INFORMATION		46

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults Upon Senior Securities

Item 4:	(Reserved)

Item 5:	Other Information

Item 6:	Exhibits

SIGNATURES		48

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2011	2010
	(In thousands, except for share data)
Assets
Cash and amounts due from depository institutions	$19,776	$17,958
Interest-bearing deposits in other banks	38,481	44,220
Money market funds	30,076	27,409
Cash and Cash Equivalents	88,333	89,587
Investment securities available for sale (“AFS”), at fair value	48,060	52,513
Investment securities held to maturity (“HTM”), at amortized cost (fair value of $271,790 and $238,785, respectively)	270,661	244,421
Mortgage-backed securities held to maturity, at amortized cost (fair value of $457,411 and $425,462, respectively)	446,776	421,114
Loans receivable, net of allowance for loan losses ($10,712 and $9,844, respectively)	918,286	893,842
Real estate and other repossessed assets owned	3,935	3,689
Real estate owned via equity investment	3,943	3,979
Real estate held for sale	1,152	1,164
Premises and equipment, net	47,869	47,355
Federal Home Loan Bank of New York and ACBB stock	5,403	4,789
Accrued interest receivable	8,089	8,030
Bank owned life insurance	28,343	28,073
Goodwill	1,826	1,826
Deferred tax asset	13,904	14,281
Other assets	5,120	4,491
Total Assets	$1,891,700	$1,819,154

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$68,359	$64,778
Interest bearing	1,506,446	1,438,782
Total deposits	1,574,805	1,503,560
Federal Home Loan Bank of New York advances	33,446	35,000
Securities sold under agreements to repurchase	40,000	40,000
Subordinated debentures	1,910	1,904
Securities purchased and not settled	11,000	11,004
Advance payments by borrowers for taxes and insurance	3,219	2,776
Accrued interest payable and other liabilities	11,309	12,434
Total Liabilities	1,675,689	1,606,678

Stockholders’ Equity
Common stock, $0.10 par value, 45,000,000 shares authorized, 32,731,875 shares issued;
30,320,927 and 30,280,927 shares outstanding, respectively	3,274	3,274
Paid-in capital	99,708	99,585
Retained earnings	155,046	152,911
Unearned shares held by Employee Stock Ownership Plan	(5,413)	(5,683)
Treasury stock, 2,410,948 and 2,450,948 shares, respectively	(35,335)	(35,880)
Accumulated other comprehensive loss	(3,055)	(3,463)
Total Roma Financial Corporation stockholders’ equity	214,225	210,744
Noncontrolling interest	1,786	1,732
Total Stockholders’ Equity	216,011	212,476
Total Liabilities and Stockholders’ Equity	$1,891,700	$1,819,154
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except for share and per share data)
Interest Income
Loans, including fees	$11,664	$8,437	$23,385	$16,662
Mortgage-backed securities held to maturity	4,406	3,413	8,712	6,558
Investment securities held to maturity	2,207	3,070	4,439	6,336
Securities available for sale	273	138	541	284
Other interest-earning assets	149	103	242	198

Total Interest Income	18,699	15,161	37,319	30,038

Interest Expense
Deposits	4,744	4,117	9,348	8,318
Borrowings	691	614	1,380	1,214

Total Interest Expense	5,435	4,731	10,728	9,532

Net Interest Income	13,264	10,430	26,591	20,506

Provision for loan losses	1,313	769	2,113	2,041

Net Interest Income after Provision for Loan Losses	11,951	9,661	24,478	18,465

Non-Interest Income
Commissions on sales of title policies	271	239	474	450
Fees and service charges on deposits and loans	419	399	814	806
Income from bank owned life insurance	304	283	609	560
Net gain from sale of mortgage loans originated for sale	90	130	167	185
Net gain for sale of available for sale securities	21	28	38	51
Realized (loss) from real estate owned	(37)	-	(107)	-
Other	313	290	591	570

Total Non-Interest Income	1,381	1,369	2,586	2,622

Non-Interest Expense
Salaries and employee benefits	6,119	4,638	12,187	9,020
Net occupancy expense of premises	1,115	685	2,383	1,393
Equipment	898	669	1,783	1,327
Data processing fees	616	410	1,182	827
Federal Deposit Insurance Premium	618	301	1,216	602
Advertising	397	212	566	346
Acquisition costs	-	411	-	525
Other	1,508	1,414	2,931	2,358

Total Non-Interest Expense	11,271	8,740	22,248	16,398

Income Before Income Taxes	2,061	2,290	4,816	4,689

Income Taxes	636	805	1,520	1,578

Net income	1,425	1,485	3,296	3,111
Plus: net gain attributable to the noncontrolling interest	(36)	(21)	(54)	(49)

Net Income attributable to Roma Financial Corporation	$1,389	$1,464	$3,242	$3,062
Net income attributable to Roma Financial Corporation per common share
Basic and Diluted	$.05	$.05	$.11	$.10
Dividends Declared Per Share	$.08	$.08	$.16	$.16

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	30,153,310	30,641,573	30,145,272	30,687,459
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Shares Amount		Paid-in Capital	Retained Earnings	Unearned Shares Held by ESOP	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non-controlling Interest	Total
Balance December 31, 2009	30,933	$3,274	$98,921	$150,131	$(6,224)	$(2,313)	$(29,214)	$1,645	$216,220
Comprehensive income:
Net income for the six months
ended June 30, 2010				3,062				49	3,111
Other comprehensive income net of taxes:
Unrealized gain on available for sale securities net of income taxes $(1,014) and reclassification adjustment of ($51)						1,430			1,430
Total comprehensive income									4,541
Treasury shares repurchased	(196)						(2,344)		(2,344)
Treasury shares released	44		(703)				703		-
Dividends declared				(1,195)					(1,195)
Stock-based compensation			625						625
ESOP shares earned			52		271				323
Balance June 30, 2010	30,781	$3,274	$98,895	$151,998	$(5,953)	$(883)	$(30,855)	$1,694	$218,170

Balance December 31, 2010	30,281	$3,274	$99,585	$152,911	$(5,683)	$(3,463)	$(35,880)	$1,732	$212,476
Comprehensive income:
Net income for the six months
ended June 30, 2011				3,242				54	3,296
Other comprehensive income net of taxes:
Unrealized gain on available for sale securities net of income taxes ($298) and reclassification adjustment ($38)						408			408
Total comprehensive income									3,704
Treasury shares released	40		(545)				545		-
Dividends declared				(1,107)					(1,107)
Stock-based compensation			656						656
ESOP shares earned			12		270				282
Balance June 30, 2011	30,321	$3,274	$99,708	$155,046	$(5,413)	$(3,055)	$(35,335)	$1,786	$216,011

See notes to consolidated financial statements

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,
2011	2010
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,296	$3,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,209	952
Amortization of premiums and accretion of discounts on securities	51	(311)
Accretion of deferred loan fees and discounts	(73)	(102)
Amortization of net premiums on loans	441	-
Amortization of premiums on deposits	(158)	-
Gain on sale of securities available for sale	(38)	(51)
Net gain on sale of mortgage loans originated for sale	(167)	(185)
Mortgage loans originated for sale	(7,250)	(9,258)
Proceeds from sales of mortgage loans originated for sale	7,417	9,443
Net realized loss on sale of real estate owned	107	-
Provision for loan losses	2,113	2,041
Stock-based compensation, including warrants	656	625
ESOP shares earned	282	323
(Increase) decrease in accrued interest receivable	(59)	466
Increase in cash surrender value of bank owned life insurance	(506)	(468)
Increase in other assets	(629)	(44)
(Decrease) in accrued interest payable	(169)	(158)
Decrease (increase) in deferred income taxes	79	(104)
(Decrease) in other liabilities	(950)	(581)

Net Cash Provided by Operating Activities	5,652	5,699

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities, calls and principal repayments of securities available for sale	4,794	7,071
Proceeds from sale of securities available for sale	2,038	2,055
Purchases of securities available for sale	(2,732)	(10,003)
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	40,363	172,487
Purchases of investment securities held to maturity	(55,576)	(110,890)
Principal repayments on mortgage-backed securities held to maturity	37,310	36,625
Purchases of mortgage-backed securities held to maturity	(72,957)	(70,479)
Net increase in loans receivable	(29,240)	(25,815)
Purchase of bank owned life insurance	-	(169)
Proceeds from life insurance redemption	236	-
Additions to premises and equipment and real estate owned via equity investment	(1,675)	(2,834)
Proceeds from sale of real estate owned	1,962	-
(Purchase) of Federal Home Loan Bank of New York and ACBB stock	(614)	(698)

Net Cash Used in Investing Activities	(76,091)	(2,650)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	71,403	94,138
Increase in advance payments by borrowers for taxes and insurance	443	152
Dividends paid to minority stockholders of Roma Financial Corp.	(1,107)	(1,207)
Redemption of Federal Home Loan Bank of New York advances	(5,054)	(1,087)
Proceeds from Federal Home Loan Bank of New York advances	3,500	7,000
Purchases of treasury stock	-	(2,344)

Net Cash Provided by Financing Activities	69,185	96,652
Net (Decrease) Increase in Cash and Cash Equivalents	(1,254)	99,701

Cash and Cash Equivalents – BEGINNING	89,587	50,895

Cash and Cash Equivalents – Ending	$88,333	$150,596

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)
      (Unaudited)

Six Months Ended June 30,
	2011	2010
(In thousands)

Supplementary Cash Flows Information

Income taxes paid, net	$3,037	$1,232
Interest paid	$10,897	$9,690
Securities purchased and not settled	$11,000	$43,468
Loan receivable transferred to other repossessed assets	$2,315	$400

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

RomAsia Bank is a federally-chartered stock savings bank. RomAsia Bank received all regulatory approvals on June 23, 2008 to be a federal savings bank and began operations on that date. The Company invested $13.4 million in RomAsia Bank and currently holds a 89.55% ownership interest. RomAsia Bank is regulated by the Office of Thrift Supervision. Roma Bank and RomAsia Bank are collectively referred to as (the “Banks”).  Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as of July 21, 2011, Roma Financial Corporation MHC and Roma Financial Corporation will be regulated by the Federal Reserve Bank of Philadelphia and Roma Bank and RomAsia by the Office of the Comptroller of the Currency.

The Banks offer traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank operates from its main office in Robbinsville, New Jersey, and twenty-three branch offices located in Mercer, Burlington, Camden and Ocean Counties, New Jersey. RomAsia Bank operates from its main office in Monmouth Junction, New Jersey and a branch in Edison, New Jersey. As of June 30, 2011, the Banks had 315 full-time employees and 59 part-time employees.  Roma Bank maintains a website at www.romabank.com.

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

NOTE B - BASIS OF PRESENTATION (Continued)

In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and six months ended June 30, 2011 and 2010.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year or other interim periods.

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

In accordance with Accounting Standards Codification (“FASB ASC”) Topic 855, Subsequent Events, management has evaluated subsequent events until the date of issuance of these financial statements, and concluded that no events occurred that were of a material nature.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business.  In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of June 30, 2011, on the Company’s consolidated financial position or results of operations.

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

Outstanding stock options and restricted stock grants for the three and six months ended June 30, 2011 were not considered in the calculation of diluted earnings per share because they were antidilutive.

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

The Company acquired loans with a fair value of $272.3 million.  Included in this amount was $47.4 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments due. In accordance with the “Loans and Debt Securities Acquired with Deteriorating Credit Quality” section of FASB ASC 310 “Receivables,” the Company recorded a non accretable credit mark discount of $15.6 million, which is defined as the loans’ contractually required payments receivable in excess of the amount of their cash flows expected to be collected.  The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of a loan’s credit quality at the acquisition date.

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

The goodwill, which is not amortized for book purposes, was assigned to the Company and is not deductible for tax purposes.

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

NOTE F – STOCK BASED COMPENSATION (continued)

On June 25, 2008 directors, senior officers and certain employees of the Company were granted, in the aggregate, 820,000 stock options and awarded 222,000 shares of restricted stock.

On June 15, 2011 directors of the Company were granted, in the aggregate, 32,000 stock options and awarded 54,000 shares of restricted stock.

At June 30, 2011 there were 471,709 shares available for option grants under the 2008 Plan, and 247,164 shares available for grants of restricted stock.

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

Restricted shares vest over a five year service period. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period of the awards of five years. The number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the restricted shares under the Company’s restricted stock plan.

The following is a summary of the status of the Company’s stock option activity and related information for the six months ended June 30, 2011:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at December 31, 2010	797,200	$13.67	7.50 years
Granted	32,000	13.67
Forfeited	(8,000)	13.67

Balance at June 30, 2011	821,200	13.67	7.10 years	$0.00

Exercisable at June 30, 2011	493,200	$13.67

The fair value of stock options granted June 15, 2011 was:

Expected life	6.5 years
Risk-free rate	2.26%
Volatility	35.42%
Dividend yield	3.32%
Fair Value	$1.70

NOTE F – STOCK BASED COMPENSATION (Continued)

The following is a summary of the status of the Company’s restricted shares as of June 30, 2011 and changes during the six months ended June 30, 2011:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares as December 31, 2010	120,000	$13.67
Granted	54,000	9.63
Vested	(40,000)	13.67
Non-vested restricted shares as June 30, 2011	134,000	$12.04

Stock option and stock award expenses included in compensation expense were $275,000 and $544,000, respectively, for the three and six months ended June 30, 2011 with respective tax benefits of $110,000 and $218,000; and $300,000 and $597,000 for the three and  six months ended June 30, 2010, with respective tax benefits of $120,000 and $230,000. At June 30, 2011, there was approximately $2.8 million of unrecognized cost, related to outstanding stock options and restricted shares, which will be recognized over a period of approximately 2.59 years.

Equity Incentive Plan – RomAsia Bank

The stockholders of RomAsia Bank approved an equity incentive plan in 2009. On January 6, 2010, directors, senior officers and certain employees of the RomAsia Bank were granted, in the aggregate, options to purchase 75,500 shares of RomAsia common stock.

The Plan enables the Board of Directors of RomAsia Bank to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. RomAsia has reserved 225,000 shares of it’s common stock for issuance upon the exercise of options granted under the Plan.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Market Value of a share of RomAsia’s Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  The stock options vest over a five year service period and are exercisable within ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event  generally affecting the number of Company’s outstanding shares. At June 30, 2011, there were 155,000 shares available for option grants under the Plan.

The following is a summary of the status of the RomAsia’s stock option activity and related information for the six months ended June 30, 2011:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at January 1, 2010	-	$-
Granted	75,500	8.47
Forfeited	-	-
Balance at January 1, 2011	75,500	$8.47
Granted	-	-
Forfeited	(5,500)	$8.47

Balance at June 30, 2011	70,000	$8.47	8.77 years	$0.00

Exercisable at June 30, 2011	14,800

Stock option expense, related to the RomAsia plan included within compensation expense was $11,000 and $22,000, respectively, for the three and six months ended June 30, 2011, with related tax benefits of $5,000 and $9,000; and $11,000 and $21,000, respectively, for the three and six months ended June 30, 2010, with related tax benefits of $5,000 and $9,000.  At June 30, 2011, approximately $138,000 of unrecognized cost, related to outstanding stock options, will be recognized over a period of approximately 3.77 years.

NOTE F – STOCK BASED COMPENSATION (Continued)

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

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants.  Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  Roma Bank made its first loan payment in October 2006.  As of June 30, 2011 there were 541,170 unearned shares. The Company’s ESOP compensation expense was $142 and $282 thousand, respectively, for the three and six months ended June 30, 2011; and $159 and $323 thousand, respectively, for the three and six months ended June 30, 2010.

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

The Warrant expense for minority shareholders, (10.45% ownership), for the three and six months ended June 30, 2011 was $68,000 and $90,000, respectively, with a related tax benefit of $29,000 and $39,000; and 2010, was $14,000, and $28,000, respectively, and related deferred taxes were recorded at $6,000, and $12,000, respectively. The warrant expense for the majority shareholder, Roma Financial Corporation, was eliminated in consolidation. The warrants were 100% vested at June 30, 2011.

NOTE H- REAL ESTATE OWNED VIA EQUITY INVESTMENTS

In 2008, Roma Bank, together with two individuals, formed 84 Hopewell, LLC. The LLC was formed to build a commercial office building which includes Roma Bank’s Hopewell branch, corporate offices for the other 50% owners’ construction company and tenant space. Roma Bank made a cash investment of approximately $360,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million. Roma Bank and the construction company both have signed lease commitments to the LLC. With the adoption of guidance in regards to variable interest entities now codified in FASB ASC Topic 810, “Consolidation”, the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements.  As of June 30, 2011 and December 31, 2010, this variable interest entity met the requirements of ASC Topic 810 for consolidation based on Roma Bank being the primary financial beneficiary. This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees. As of June 30, 2011, the LLC had $4.0 million in fixed assets and a loan from Roma Bank for $3.4 million, which was eliminated in consolidation. The LLC had accrued interest payable to the Bank of $11 thousand at June 30, 2011 and during the six months then ended the Bank had paid $50 thousand in rent to the LLC.  Both of these amounts were

NOTE H- REAL ESTATE OWNED VIA EQUITY INVESTMENTS (continued)

eliminated in consolidation. Roma Bank’s 50% share of the LLC’s net income for the three and six months ended June 30, 2011 was $24 thousand and $32 thousand.

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following summarizes the amortized cost and estimated fair value of securities available for sale at June 30, 2011 and December 31, 2010 with gross unrealized gains and losses therein:

June 30, 2011
Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSE’s)	$23,262	$193	$216	$23,239
Obligations of state and political subdivisions	7,485	151	10	7,626
U.S. Government (including agencies)	13,353	99	171	13,281
Equity securities	50	9	-	59
Mutual fund shares	2,944	-	80	2,864
Corporate bond	1,000	-	9	991

	$48,094	$452	$486	$48,060

December 31, 2010
Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In Thousands)

Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSE’s)	$24,180	$168	$349	$23,999
Obligations of state and political subdivisions	8,761	50	151	8,660
U.S. Government (including agencies)	16,384	17	382	16,019
Equity securities	50	3	-	53
Mutual fund shares	2,877	-	83	2,794
Corporate Bond	1,000	-	12	988

	$53,252	$238	$977	$52,513

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows:

Less than 12 Months		More than 12 Months		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

June 30, 2011:
Mortgage-backed securities-GSE’s	$14,028	$216	$-	$-	$14,028	$216
Obligations of state & political subdivisions	1,753	10	-	-	1,753	10
U.S. Government, (including agencies)	6,828	171	-	-	6,828	171
Mutual funds	-	-	2,864	80	2,864	80
Corporate bond	494	6	497	3	991	9

	$23,103	$403	$3,361	$83	$26,464	$486

Less than 12 Months		More than 12 Months		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

December 31, 2010:
Mortgage-backed securities-GSE’s	$17,061	$349	$-	$-	$17,061	$349
U.S. Government (including agencies)	13,002	382	-	-	13,002	382
Obligations of state & political subdivisions	4,114	151	-	-	4,114	151
Corporate Bond	988	12			988	12
Mutual funds	-	-	2,793	83	2,793	83

	$35,165	$894	$2,793	$83	$37,958	$977

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The amortized cost and estimated fair value of securities available for sale at June 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)

One year or less	$-	$-
After one to five years	2,782	2,827
After five to ten years	9,971	10,045
After ten years	8,085	8,035
Total	20,838	20,907
Mortgage-backed securities	23,262	23,239
Equity securities	50	59
Mutual funds	2,944	2,864
Corporate Bond	1,000	991
Total	$48,094	$48,060

The following summarizes the amortized cost and estimated fair value of securities held to maturity at June 30, 2011 and December 31, 2010 with gross unrealized gains and losses therein:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies)	$252,666	$2,524	$1,803	$253,387
Obligations of state and political subdivisions	16,724	502	74	17,152
Corporate bond and other	1,271	8	28	1,251

	$270,661	$3,034	$1,905	$271,790

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies)	$227,522	$357	$5,890	$221,989
Obligations of state and political subdivisions	15,628	190	303	15,515
Corporate bond and other	1,271	10	-	1,281

	$244,421	$557	$6,193	$238,785

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities held to maturity are as follows:

Less than 12 Months		More than 12 Months		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

June 30, 2011
U.S. Government (including agencies)	$140,744	$1,786	$2,980	$17	$143,724	$1,803
Obligations of state & political subdivisions	2,835	74	-	-	2,835	74
Corporate	258	28	-	-	258	28
	$143,837	$1,888	$2,980	$17	$146,817	$1,905

December 31, 2010
U.S. Government (including agencies)	$169,833	$5,890	$-	$-	$169,833	$5,890
Obligations of state & political subdivisions	6,582	273	1,680	30	8,262	303
	$176,415	$6,163	$1,680	$30	$178,095	$6,193

The amortized cost and estimated fair value of securities held to maturity at June 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

Amortized Cost	Fair Value
(In Thousands)

One year or less	$100	$100
After one to five years	25,066	25,198
After five to ten years	103,750	105,969
After ten years	141,745	140,523
Total	$270,661	$271,790

Proceeds from the sale of securities available for sale amounted to $520 thousand and $2.0 million for the three and six months ended June 30, 2011, with gross realized gains of $23 thousand and $40 thousand, and gross realized losses of $2 thousand $2 thousand, respectively.  Proceeds from the sale of securities available for sale amounted to $1.6 million and $2.1 million for the three and six months ended June 30, 2010, with gross realized gains of $28 thousand and $51 thousand, respectively.  There were no gross realized losses on the sale of available for sale securities in 2010.

Management evaluates securities for other-than-temporary-impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

In determining OTTI under the ASC Topic 320, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the financial condition and near term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an other-than-temporary-

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

impairment decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time.  An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

At June 30, 2011, the Company’s available for sale and held to maturity debt securities portfolios consisted of approximately 205 securities, of which 96 were in an unrealized loss position for less than twelve months and 2 were in a loss position for more than twelve months. No OTTI charges were recorded for the three or six months ended June 30, 2011. The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

The available for sale mutual funds consist of CRA investments which currently have an unrealized loss of approximately $80 thousand.  They have been in a loss position for the last two years with the greatest unrealized loss being approximately $176 thousand. Management does not believe the mutual fund securities available for sale are OTTI due to reasons of credit quality.  The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities.  Accordingly, as of June 30, 2011, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Approximately $109.7 million of securities held to maturity are pledged as collateral for Federal Home Loan Bank of New York (“FHLBNY”) advances, borrowings, and deposits at June 30, 2011.

The following tables set forth the composition of our mortgage- backed securities portfolio as of June 30, 2011 and December 31, 2010:

June 30, 2011
Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)

Government National Mortgage Association	$8,768	$217	$117	$8,868
Federal Home Loan Mortgage Corporation	171,569	5,249	1,190	175,628
Federal National Mortgage Association	259,616	7,270	1,068	265,818
Collateralized mortgage obligations-GSE’s	6,823	274	-	7,097

	$446,776	$13,010	$2,375	$457,411

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

December 31, 2010
Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)

Government National Mortgage Association	$9,988	$204	$107	$10,085
Federal Home Loan Mortgage Corporation	172,969	4,188	2,782	174,375
Federal National Mortgage Association	229,951	5,206	2,629	232,529
Collateralized mortgage obligations-GSE’s	8,206	310	42	8,473

	$421,114	$9,908	$5,560	$425,462

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

Less than 12 Months		More than 12 Months		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

June 30, 2011
Government National Mortgage Association	$3,093	$117	$-	$-	$3,093	$117
Federal Home Loan Mortgage Corporation	53,491	1,178	428	12	53,919	1,190
Federal National Mortgage Association	57,340	1,067	8	1	57,348	1,068
	$113,924	$2,362	$436	$13	$114,360	$2,375

Less than 12 Months		More than 12 Months		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

December 31, 2010:
Government National Mortgage Association	$3,836	$107	$-	$-	$3,836	$107
Federal Home Loan Mortgage Corporation	83,451	2,781	19	1	83,470	2,782
Federal National Mortgage Association	83,252	2,628	8	1	83,260	2,629
Collateralized mortgage obligations	1,920	42	-	-	1,920	42

	$172,459	$5,558	$27	$2	$172,486	$5,560

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

As of June 30, 2011, there were 4 Government National Mortgage Association, 28 Federal Home Loan Mortgage Corporation, and, 32 Federal National Mortgage Association securities with unrealized losses. Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment.  The unrealized losses on mortgage-backed securities relate primarily to fixed interest rate and, to a lesser extent, adjustable interest rate securities.  Such losses are the result of changes in interest rates and not credit concerns. The Bank, the Investment Co. and RomAsia Bank  do not intend to sell these securities and it is not more likely than not that they will be required to sell these securities, therefore, no OTTI is required.

The amortized cost and estimated fair value of mortgage backed securities held to maturity at June 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

Amortized Cost	Fair Value
(In Thousands)

One year or less	$-	$-
After one to five years	20,333	21,137
After five to ten years	63,118	65,227
After ten years	363,325	371,047
Total	$446,776	$457,411

NOTE J – LOANS RECEIVABLE, NET

Loans receivable, net at June 30, 2011 and December 31, 2010 were comprised of the following:

	June 30,	December 31,
	2011	2010
	(In Thousands)
Real estate mortgage loans:
Residential mortgage	$380,872	$358,503
Commercial real estate	281,878	273,177
	662,750	631,680
Construction:
Commercial real estate	26,208	18,055
Residential	12,484	19,142
	38,692	37,197
Consumer:
Home equity	203,586	202,926
Other	1,477	1,760
	205,063	204,686
Commercial	31,040	36,125

Total loans	937,545	909,688
Less:
Allowance for loan losses	10,712	9,844
Deferred loan fees	754	663
Loans in process	7,793	5,339
	19,259	15,846
Total loans receivable, net	$918,286	$893,842

NOTE J – LOANS RECEIVABLE, NET (continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(In thousands)
Commercial	$1,461	$2,178
Commercial real estate	21,381	17,481
Commercial real estate – construction	4,396	4,870
Residential mortgage	7,625	5,515
Residential construction	9,520	9,246
Home equity and other consumer	1,265	1,120
Total	$45,648	$40,410

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

NOTE J – LOANS RECEIVABLE, NET (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class segregated by those for which a related allowance was required and those for which a related allowance was not necessary, as of June 30, 2011 and the six months then ended:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	1/1/11 - 6/30/11 Average Recorded Investment	1/1/11 - 6/30/11 Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial	$1,293	$3,570	$-	$890	$64
Commercial real estate	31,412	34,224	-	32,784	565
Commercial real estate construction	480	480	-	4	-
Residential mortgage	15,444	17,525	-	15,142	368
Residential construction	11,396	14,414	-	11,908	155
Home equity and other consumer	2,853	3,200	-	2,801	73
	62,878	73,413	-	63,529	1,225
With an allowance recorded:
Commercial	1,386	1,386	319	1,518	-
Commercial real estate	11,307	11,307	3,425	9,058	10
Commercial real estate-construction	9,401	9,401	1,550	7,135	82
Residential mortgage	433	433	30	378	2
Home equity and other consumer	10	10	10	118	-
	22,537	22,537	5,334	18,207	94
Total:
Commercial	2,679	4,956	319	2,408	64
Commercial real estate	42,719	45,531	3,425	41,842	575
Commercial real estate-construction	9,881	9,881	1,550	7,139	82
Residential mortgage	15,863	17,944	30	15,520	370
Residential construction	11,396	14,414	-	11,908	155
Home equity and other consumer	2,877	3,223	10	2,919	73
	$85,415	$95,949	$5,334	$81,736	$1,319

NOTE J – LOANS RECEIVABLE, NET (Continued)

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

At June 30, 2011, impaired loans included $37.1 million of loans, net of credit marks of $10.5 million, which were acquired in the merger. Loans totaling $38.8 million are included in impaired loans, this amount includes $11.4 million of loans acquired in the merger that are performing, but had evidence of credit collateral deterioration at acquisition, and, $27.4 million of legacy Roma loans that are performing, but are classified as impaired because they are troubled debt restructure, or are loans related to loans that are non-performing.

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

NOTE J – LOANS RECEIVABLE, NET (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2011 (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$250	$38	$1,460	$1,748	$29,292	$31,040	$-
Commercial real estate	5,487	2,066	21,445	28,998	252,880	281,878	143
Commercial real estate – constr.	-	-	4,396	4,396	21,812	26,208	-
Residential mortgage	3,362	3,048	9,437	15,847	365,025	380,872	1,382
Residential construction	-	346	9,336	9,682	2,802	12,484	381
Home equity and other consumer	385	480	1,527	2,392	202,671	205,063	262
Total	$9,484	$5,978	$47,601	$63,063	$874,482	$937,545	$2,168

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2011: (In thousands)

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$26,894	$1,945	$2,201	$-	$31,040
Commercial real estate	222,387	21,585	37,906	-	281,878
Commercial real estate- construction	16,327	-	9,881	-	26,208
Residential mortgage	368,152	844	11,876	-	380,872
Residential construct.	2,263	709	9,512	-	12,484
Home equity and other consumer	203,155	242	1,666	-	205,063
Total	$839,178	$25,325	$73,042	$-	$937,545

NOTE J – LOANS RECEIVABLE, NET (Continued)

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

NOTE J – LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At and For the Six Months Ended June 30, 2011

	Commercial	Commercial Real Estate	Commercial Real Estate-Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$654	$4,922	$2,097	$1,799	$-	$372	$9,844
Charge-offs	(205)	(510)	(255)	(182)	-	(97)	(1,249)
Recoveries	-	-	-	-	-	4	4
Provisions	1	1,250	359	138	-	365	2,113
Ending Balance	$450	$5,662	$2,201	$1,755	$-	$644	$10,712
Ending Balance: individually evaluated for impairment	$319	$3,425	$1,550	$30	$-	$10	$5,334
Ending Balance: collectively evaluated for impairment	$131	$2,237	$651	$1,725	$-	$634	$5,378
Ending Balance: loans acquired with deteriorated credit quality*	$2,277	$2,812	$-	$2,081	$3,018	$346	$10,534

*These amounts represent credit marks established on loans acquired in merger which are netted against loans and not included in allowance for loan loss

NOTE J – LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At and For the Six Months Ended June 30, 2011

	Commercial	Commercial Real Estate	Commercial Real Estate-Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In Thousands)
Loans Receivable:
Ending balance	$31,040	$281,878	$26,208	$380,872	$12,484	$205,063	$937,545
Ending balance: individually evaluated for impairment	1,610	31,486	9,881	4,307	-	1,062	48,346
Ending balance: legacy Roma collectively evaluated for impairment	11,483	174,862	16,327	313,777	851	148,216	665,516
Ending balance: acquired loans collectively evaluated for impairment	16,878	64,297	-	51,232	237	53,970	186,614
Ending balance: loans acquired with deteriorated credit quality	$1,069	$11,233	$-	$11,556	$11,396	$1,815	$37,069

NOTE J – LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At and For the Year Ended December 31, 2010

	Commercial	Commercial Real Estate	Commercial Real Estate-Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$306	$3,255	$1,207	$313	$-	$162	$5,243
Charge-offs	-	(2,217)	-	-	-	(37)	(2,254)
Recoveries	-	-	-	-	-	-	-
Provisions	348	3,884	890	1,486	-	247	6,855
Ending Balance	$654	$4,922	$2,097	$1,799	$-	$372	$9,844
Ending Balance: individually evaluated for impairment	$483	$2,965	$1,555	$61	$-	$192	$5,256
Ending Balance: collectively evaluated for impairment	$171	$1,957	$542	$1,738	$-	$180	$4,588
Ending Balance: loans acquired with deteriorated credit quality*	$-	$5,872	$-	$1,289	$4,798	$361	$12,320

*These amounts represent credit marks established on loans acquired in merger which are netted against loans and not included in allowance for loan loss

NOTE J – LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At and For the Year Ended December 31, 2010

	Commercial	Commercial Real Estate	Commercial Real Estate-Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In Thousands)
Loans Receivable:
Ending balance	$36,125	$273,177	$18,055	$358,503	$19,142	$204,686	$909,688
Ending balance: individually evaluated for impairment	1,651	26,822	4,870	2,570	-	982	36,895
Ending balance: legacy Roma collectively evaluated for impairment	11,684	162,941	13,185	292,319	3,301	142,637	626,067
Ending balance: acquired loans collectively evaluated for impairment	22,790	70,713	-	55,028	139	59,278	207,948
Ending balance: loans acquired with deteriorated credit quality	$-	$12,701	$-	$8,586	$15,702	$1,789	$38,778

NOTE K - DEPOSITS

A summary of deposits by type of account as of June 30, 2011 and December 31, 2010 is as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand:
Non-interest bearing checking	$68,359	0.00%	$64,778	0.00%
Interest bearing checking	168,784	0.23%	177,317	0.30%
	237,143	0.16%	242,095	0.22%
Savings and club	507,174	0.78%	439,037	0.79%
Certificates of deposit	830,488	1.75%	822,428	1.83%
Total	$1,574,805	1.20%	$1,503,560	1.27%

At June 30, 2011, the Company had contractual obligations for certificates of deposit that mature as follows (in thousands):

One year or less	$519,834
After one to three years	236,252
After three years	74,402
Total	$830,488

NOTE L – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	Estimated
	Useful	June 30,	December 31,
	Lives	2011	2010
Land for future development	-	$1,054	$1,054
Construction in progress	-	159	153
Land and land improvements	-	5,428	5,428
Buildings and improvements	20-50 yrs	44,680	43,481
Furnishings and equipment	3-10 yrs.	12,241	11,761
Total premises and equipment		63,562	61,877
Accumulated depreciation		15,693	14,522
Total		$47,869	$47,355

NOTE M – REAL ESTATE AND OTHER REPOSSESSED ASSETS OWNED

Real estate owned and other repossessed assets increased $800 thousand to $4.0 million at June 30, 2011 compared to $3.7 million at December 31, 2010. The changes in real estate owned and other repossessed assets were as follows:

	June 30, 2011	December 31, 2010
	(In Thousands)
Beginning balance-January 1,	$3,689	$1,928
Assets acquired in merger	-	2,593
Assets transferred in	2,315	2,068
Net proceeds from sales	(1,962)	(2,323)
Net gain (loss) on sales	(87)	128
Impairment charge	(20)	(705)
Total	$3,935	$3,689

NOTE N – REAL ESTATE HELD FOR SALE

The Company acquired in the merger a former branch site and a loan center. At June 30, 2011, both of those locations were available for sale and carried at lower of cost or market.

NOTE O –FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE AND SUBORDINATED DEBENTURES

At June 30, 2011, the Banks had outstanding amortizing Federal Home Bank of New York (FHLBNY) advances as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Amount	Interest Rate	Amount	Interest Rate

Maturing:
February 1, 2016	$478	2.11%	$-	-%
March 14, 2016	968	1.79%	-	-
Total amortizing loans	$1,446		$-

There were no outstanding amortizing FHLBNY advances as of December 31, 2010.

NOTE O –FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE AND SUBORDINATED DEBENTURES (Continued)

At June 30, 2011 and December 31, 2010, Roma Bank and RomAsia Bank had outstanding FHLBNY advances totaling $32 million and $35.0 million, respectively. The borrowings are as follows (in thousands):

06/30/2011	12/31/2010	Interest Rate	Maturity Date	Call Date

$ 23,000	$23,000	3.90%	10/29/2017	-
-	1,500	0.90%	03/21/2011	-
750	-	0.60%	02/22/2012	-
3,500	3,500	1.47%	03/19/2012	-
750	-	1.17%	02/22/2013	-
1,500	1,500	2.09%	03/19/2013	-
500	500	1.52%	12/23/2013	-
500	-	1.73%	02/24/2014	-
500	500	2.08%	12/22/2014	-
500	500	2.61%	12/21/2015	-
500	500	3.08%	12/21/2016	-
-	3,500	0.33%	01/31/2011	-
$ 32,000	$ 35,000

Securities sold under agreements to repurchase are treated as financings and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at June 30, 2011 and December 31, 2010. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015, at 3.22%; $20.0 million maturing in 2018, callable at 08/22/11, at 3.51%; and $10.0 million maturing in 2018, callable at 08/22/13, at 3.955%. The repurchase agreement is collateralized by securities described in the underlying agreement which are held in safekeeping by the FHLBNY. At June 30, 2011, the fair value of the mortgage-backed securities used as collateral under the repurchase agreement was approximately $52.7 million.

On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”), issued $6.2 million of variable rate capital trust pass-through securities (“capital securities”) to investors.  The variable interest rate reprices quarterly at the three month LIBOR plus 1.7%.  The Trust purchased $6.2 million of variable rate junior subordinated debentures from Sterling Banks, Inc.. The debentures are the sole asset of the Trust. The fair value of the subordinated debentures at acquisition of Sterling Banks, Inc. was $5.1 million. The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by the Company on or after May 1, 2012 at par, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on May 1, 2037.  On October 22, 2010, the Company repurchased $4.0 million of these capital securities for $3.2 million.

NOTE P –RETIREMENT PLANS

Components of net periodic pension cost for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Service cost	$136	$96	$272	$192
Interest cost	173	155	346	310
Expected return on plan assets	(193)	(144)	(386)	(288)
Amortization of unrecognized net loss	86	61	172	122
Amortization of unrecognized past service liability	4	4	8	8

Net periodic benefit expense	$206	$172	$412	$344

The Company expects to make contributions of approximately $791,000 during 2011.

NOTE Q – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit.  Outstanding loan commitments at June 30, 2011 were as follows (in thousands):

June 30, 2011
Residential mortgage and equity loans	$13,636
Commercial loans committed not closed	16,964
Commercial lines of credit	20,214
Consumer unused lines of credit	57,792
Commercial letters of credit	2,741
$111,347

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at June 30, 2011 and December 31, 2010 is as follows (in thousands):

	June 30, 2011	December 31, 2010
Standby letters of credit	$2,741	$3,400
Outstanding loan and credit line commitments	$108,606	$85,159

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The current amount of the liability related to guarantees under standby letters of credit issued is not material as of June 30, 2011.

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

NOTE Q – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (continued)

The Banks have non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2011: (In thousands)

Year Ended June 30:

2012	$ 1,166
2013	1,115
2014	1,058
2015	820
2016	844
Thereafter	9,036
Total Minimum Payments Required	$14,039

Included in the total required minimum lease payments is $1,704,000 of payments to the LLC. The Company eliminates these payments in consolidation.

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

 NOTE R – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value June 30, 2011
	(In Thousands)
Mortgage backed securities-U.S. Government Sponsored Enterprises (GSE’s)	$-	$23,239	$-	$23,239
Obligations of state and political subdivisions	-	7,626	-	7,626
U.S. Government (including agencies)	-	13,281	-	13,281
Corporate bond	-	991	-	991
Equity securities	-	59	-	59
Mutual funds	-	2,864	-	2,864
Securities available for sale	$-	$48,060	$-	$48,060

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy, used at December 31, 2010 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2010
	(In Thousands)
Mortgage backed securities-U.S. Government Sponsored Enterprises (GSE’s)	$-	$23,999	$-	$23,999
Obligations of state and political subdivisions	-	8,660	-	8,660
U.S. Government (including agencies)	-	16,019	-	16,019
Corporate bond	-	988	-	988
Equity securities	-	53	-	53
Mutual funds	-	2,794	-	2,794
Securities available for sale	$-	$52,513	$-	$52,513

NOTE R – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value June 30, 2011
	(In Thousands)
Impaired loans	$-	$-	$17,203	$17,203
Real estate and other assets owned	$-	$-	$3,935	$3,935
Real estate held for sale	$-	$-	$1,152	$1,152

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2010
	(In thousands)
Impaired loans	$-		$8,624	$8,624
Real estate owned	$-	$-	$3,689	$3,689
Real estate held for sale	$-	$-	$1,164	$1,164

Real Estate and Other Assets Owned

Real estate and other assets owned are adjusted to fair value, less estimated selling costs, upon transfer of the loans to real estate and other assets owned.  Subsequently, these assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  These assets are included as Level 3 fair values.

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

NOTE R – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010.

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans carried at fair value are those impaired loans in which the Company has measured impairment generally based on the fair value of the related loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at June 30, 2011 consists of the loan balances of $22.5 million, net of a valuation allowance of $5.3 million. The fair value at December 31, 2010 consists of the loan balances of $13.9 million, net of a valuation allowance of $5.2 million.

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

NOTE R – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Subordinated Debentures

The fair value estimate of subordinated debentures is determined by discounting future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of June 30, 2011 and December 31, 2010.

The carrying amounts and estimated fair values of financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$88,333	$88,333	$89,587	$89,587
Securities available for sale	48,060	48,060	52,513	52,513
Investment securities held to maturity	270,661	271,790	244,421	238,785
Mortgage-backed securities held to maturity	446,776	457,411	421,114	425,462
Loans receivable	918,286	932,096	893,842	907,351
Federal Home Loan Bank of New York and ACBB Stock	5,403	5,403	4,789	4,789
Accrued interest receivable	8,089	8,089	8,030	8,030

Financial liabilities:
Deposits	1,574,805	1,589,724	1,503,560	1,516,093
Federal Home Loan Bank of New York Advances	33,446	36,415	35,000	37,969
Securities sold under agreements to Repurchase	40,000	43,486	40,000	43,311
Subordinated debentures	1,910	1,910	1,904	1,904
Accrued interest payable	649	649	830	830

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

NOTE R – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

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

NOTE S –OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive (loss), net of tax at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
	(in Thousands)
Net unrealized (loss) on securities available for sale	$(33)	$(739)
Tax effect	14	312
Net of tax amount	(19)	(427)

Minimum pension liability	(5,068)	(5,068)
Tax effect	2,032	2,032
Net of tax amount	(3036)	(3,036)

Accumulated other comprehensive loss	$(3,055)	$(3,463)

The components of other comprehensive (loss) income for the three and six months ended June 30, 2011 and 2010 and their related tax effects are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in Thousands)
Unrealized holding gains on available for sale securities:
Unrealized holding gains (losses) arising during the period	$744	$2,221	$744	$2,495
Reclassification adjustment for Realized gains on sales	(21)	(28)	(38)	(51)
Net unrealized gains (losses) on Securities available for sale	723	2,193	706	2,444
Tax effect	(305)	(908)	(298)	(1,014)

Other comprehensive income	$418	$1,285	$408	$1,430

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

General

Total assets increased by $72.5 million to $1.9 billion at June 30, 2011, compared to $1.8 billion at December 31, 2010. Total liabilities increased $69.0 million to $1.7 billion at June 30, 2011, compared to $1.6 billion at December 31, 2010.  Total stockholders’ equity increased $3.5 million to $216.0 million at June 30, 2011. The increase in assets was primarily funded by deposit growth of $71.2 million.  The increase in assets consists primarily of a $26.2 million increase in investment securities held to maturity, a $25.7 million increase in mortgage-backed securities held to maturity and a $24.4 million increase in loans receivable, net of allowance for loan losses.  These increases were partially offset by a $4.5 million decrease in securities available for sale.

Deposits

Total deposits increased $71.2 million to $1.6 billion at June 30, 2011, compared to $1.5 billion at December 31, 2010. Non-interest bearing demand deposits increased $3.6 million to $68.4 million at June 30, 2011, and interest bearing deposits increased $67.7 million to $1.5 billion. Savings and club accounts increased $68.1 million to $507.2 million, and certificates of deposit increased $8.1 million to $830.5 million at June 30, 2011, while interest bearing checking accounts decreased $8.5 million to $168.8 million at June 30, 2011.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investments (Including Mortgage-Backed Securities)

The investment portfolio increased $47.4 million to $765.5 million at June 30, 2011, compared to $718.0 million at December 31, 2010. Securities available for sale decreased $4.5 million to $48.1 million at June 30, 2011, compared to $52.5 million at December 31, 2010, primarily due to sales and calls of government securities and municipal bonds.   Investments held to maturity increased $26.2 million to $270.7 million at June 30, 2011, compared to $244.4 million at December 31, 2010, primarily due to purchases of government agency securities. Mortgage-backed securities increased $25.7 million to $446.8 million at June 30, 2011, compared to $421.1 million at December 31, 2010 primarily due to purchases of securities issued by the Federal National Mortgage Association. The Company seeks to deploy cash not utilized for loan originations into shorter term investments.

Loans

Net loans increased by $24.4 million to $918.3 million at June 30, 2011, compared to $893.8 million at December 31, 2010.  One to four family mortgages increased $22.4 million to $380.9 million at June 30, 2011, compared to $358.5 million at December 31, 2010. Multi-family and commercial mortgages increased $8.7 million to $281.9 million at June 30, 2011, compared to $273.2 million at December 31, 2010.  These increases were partially offset by a $5.1 million decrease in commercial loans to $31.0 million at June 30, 2011, compared to $36.1 million at December 31, 2010.

Other Assets

All other asset categories, except cash and cash equivalents, increased by an aggregate of $1.9 million from December 31, 2010 to June 30, 2011.  This increase was primarily caused by increases in premises and equipment, Federal Home Loan Bank of New York (FHLBNY) and ACBB stock and other assets that were partially offset by a decrease in the deferred tax asset.

Borrowed Money

The $1.6 million decrease in FHLBNY advances during the six months ended June 30, 2011 was due to $5.1 million in principal repayments by RomAsia Bank, partially offset by borrowings of $3.5 million by RomAsia Bank.  At June 30, 2011, the outstanding FHLBNY borrowings were $33.4 million, compared to $35.0 million at December 31, 2010.

Other Liabilities

Other liabilities decreased $680 thousand to $67.4 million at June 30, 2011. This decrease was the result of insignificant changes in various other liabilities that occurred in the normal course of business during the period.

Stockholders’ Equity

Stockholders’ equity increased $3.5 million to $216.0 million at June 30, 2011 compared to $212.5 million at December 31, 2010. The net increase was primarily due to net income of $3.3 million, an increase of $408 thousand in other comprehensive income, $656 thousand in option and warrant costs and $282 thousand increase in Employee Stock Ownership Plan shares earned, these increases were offset by $1.1 million in dividend payments.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General

Net income decreased $60 thousand to $1.4 million for the quarter ended June 30, 2011, compared to $1.5 million for the prior year period.  The decrease was primarily due to an unfavorable change in non-interest expense of $2.5 million and an increase in provision for loan losses of $544 thousand, partially offset by an increase of $2.8 million in net interest income and a $169 thousand decrease in income tax expense.  The comparison of the respective quarterly expenditures is heavily influenced by the acquisition and merger which was consummated during the third quarter of 2010.

Interest Income

Interest income increased by $3.5 million to $18.7 million for the three months ended June 30, 2011 compared to $15.2 million for the prior year period as a result of the acquisition and growth in the loan and investments portfolios. Interest income from loans increased $3.2 million to $11.7 million for the three months ended June 30, 2011.  The increase was primarily due to an increase in the portfolio, which was offset by a decrease in the weighted average interest rate on loans. Interest income from residential mortgage and equity loans increased $1.9 million over the comparable quarter ended June 30, 2010, due to the acquisition and growth in the portfolio.  The weighted average interest rates for mortgage and equity loans at June 30, 2011 were 5.50% and 5.80%, respectively, compared to 5.12% and 5.82%, respectively, at June 30, 2010.  Interest income from commercial and multifamily mortgage loans and commercial loans increased $1.3 million from period to period.  The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 5.67% and 6.2% at June 30, 2011 and 2010, respectively.

Interest income from mortgage-backed securities increased $1.0 million over the comparable quarter in 2010. The increase was primarily due to the increase in the portfolio balance from year to year.  Interest income from investments held to maturity decreased $863 thousand for the quarter ended June 30, 2011, compared to the prior year period. This decrease was due to a decrease in interest rates from year to year and a lower average portfolio balance during the majority of 2011. Interest income on securities available for sale increased $135 thousand from period to period.  Interest income from other interest earning assets increased $46 thousand for the three months ended June 30, 2011, compared to the same period in 2010.  This increase was primarily due to an increase in dividends from FHLB stock from year to year.

Interest Expense

Interest expense increased $704 thousand for the three month period ended June 30, 2011 to $5.4 million compared to $4.7 million for the three months ended June 30, 2010. The increase was primarily related to interest expense on deposits. Total deposits increased $464.8 million during the twelve month period ended June 30, 2011, primarily as a result of the acquisition of Sterling in July 2010. The effect of the increased portfolio was offset by a decrease in the weighted average interest rate of 52 basis points to 1.20% at June 30, 2011.

Provision for Loan Losses

The loan loss provision for the three months ended June 30, 2011 increased $544 thousand to $1.3 million. The increase is representative of the risk profile of the loan portfolio and loan growth. Impaired loans with specific reserves increased $8.6 million to $17.2 million at June 30, 2011, compared to $8.6 million, at June 30, 2010.  These loans remain well collateralized and where needed, appropriate specific reserves have been established.  The Company is taking a proactive approach in identifying loans at an early stage that may be experiencing cash flow deterioration or collateral weakening even though the loan remains current.  The Company obtains new appraisals at least annually on majority of its substandard assets.

Non-Interest Income

Non-interest income increased minimally period over period.

Non-Interest Expense

All of the non-interest expense categories were impacted by the merger with Sterling in July 2010.  The merger increased overall costs and increased our branch network from fourteen to twenty four branches.

Non-interest expense increased $2.5 million to $11.3 million for the three months ended June 30, 2011 compared to $8.7 million for the three months ended June 30, 2010. Salaries and employee benefits increased $1.5 million to $6.1 million in the current quarter, compared

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

to the same period in the prior year. This increase represents an overall increase in full-time employees (FTE’s) and staff acquired in the merger.  Net occupancy expense of premises and equipment expenses increased $659 thousand for the three months ended June 30, 2011, primarily as a result of the merger with Sterling.  Other non-interest expenses increased $94 thousand to $1.5 million for the three months ended June 30, 2011.  Non-interest expense benefited by $411 thousand during the current quarter due to the absence of merger related expenses incurred during the same quarter in 2010.  Federal Deposit Insurance Premium expense increased $317 thousand compared to the same period in 2010, primarily due to the increase in deposits as a result of the merger.  Equipment and data processing expenses also increased for the three months ended June 30, 2011 compared to the prior year period, also primarily as a result of the merger.

Provision for Income Taxes

Income tax expense decreased by $169 thousand to $636 thousand for the three months ended June 30, 2011, compared to $805 thousand for the three months ended June 30, 2010, primarily as a result of lower pre-tax income and the fact that a majority of the merger expense was not tax deductible in the prior year period. Income tax expense represented an effective rate of  30.9% for the three months ended June 30, 2011, compared to 35.2% in the prior year quarter. The Company pays a state tax rate of 3.6% on the taxable income of the Investment Company and 9.0% on the taxable income of the other entities.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

General

Net income increased $185 thousand to $3.2 million for the six months ended June 30, 2011, compared to $3.1 million for the prior year period.  The increase was primarily due to an increase of $6.0 million in net interest income, after the provision for loan losses, reduced by an increase of $5.9 million in other non-interest expense.

Interest Income

Interest income increased by $7.3 million to $37.3 million for the six months ended June 30, 2011, compared to $30.0 million for the prior year period. Interest income from loans increased $6.7 million to $23.4 million for the six months ended June 30, 2011. The increase in interest income from loans was primarily due to an increase in the loan portfolio, offset to some degree by a decrease in the weighted average interest rate on loans. Interest income from residential mortgage loans increased $2.5 million over the comparable six month period ended June 30, 2010, while interest income from equity loans increased approximately $1.3 million.  The weighted average interest rates for mortgage and equity loans at June 30, 2011 were 5.50% and 5.80%, respectively, compared to 5.38% and 5.38%, respectively, at June 30, 2010.  Interest income from commercial and multifamily mortgage loans and commercial loans increased $2.9 million from year to year.  The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 5.81% at June 30, 2011 and 6.19% at June 30, 2010.

Interest income from mortgage-backed securities increased $2.2 million over the comparable six month period in 2010 due to an increase in the portfolio caused primarily by increased purchases of securities following the merger with Sterling in July 2010.   Interest income from investments held to maturity decreased $1.9 million for the six months ended June 30, 2011, as compared to June 30, 2010. The decrease was primarily related to the decrease in interest rates on the held to maturity portfolio. Interest income on securities available for sale increased $257 thousand from year to year.  Interest income on other interest earning assets increased $44 thousand for the six months ended June 30, 2011, compared to the same period in 2010.  This increase was primarily due to an increase in the dividend on FHLB stock.

Interest Expense

Interest expense increased $1.2 million for the six month period ended June 30, 2011 to $10.7 million compared to $9.5 million for the six months ended June 30, 2010. The increase was primarily related to interest expense on deposits. Total deposits increased $464.8 million during the twelve month period ended June 30, 2011, primarily as a result of the acquisition of Sterling in July 2010. The effect of the increased portfolio was offset by a decrease in the weighted average interest rate of 52 basis points to 1.20% at June 30, 2011.

Provision for Loan Losses

The loan loss provision for the six months ended June 30, 2011 increased $72 thousand to $2.1 million, compared to the comparable prior year period. The increase is representative of the risk profile of the loan portfolio and loan growth from period to period. Impaired loans with specific reserves increased $8.6 million to $17.2 million, at June 30, 2011, compared to $8.6 million at June 30, 2010.  These loans remain well collateralized and where needed, appropriate specific reserves have been established.  The Company is taking a proactive

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

approach in identifying loans at an early stage that may be experiencing cash flow deterioration or collateral weakening even though the loan remains current.  The Company obtains new appraisals at least annually on majority of its substandard assets.

Non-Interest Income

Non-interest income decreased $36 thousand for the six months ended June 30, 2011, compared to the six months ended June 30, 2010.  The net decrease was primarily due to a $107 thousand realized loss on real estate owned which was partially offset by increases in income earned on bank-owned life insurance and in commissions on sales of title policies.

Non-Interest Expense

All of the non-interest expense categories are impacted by the merger with Sterling in July 2010.  The merger increased overall costs and increased our branch network from fourteen to twenty four branches.

Non-interest expense increased $5.9 million to $22.2 million for the six months ended June 30, 2011, compared to $16.4 million for the six months ended June 30, 2010. Salaries and related benefits increased $3.2 million to $12.2 million for the six months ended June 30, 2011, compared to $9.0 million for the same period in the prior year. This increase represents an overall increase in FTE’s and staff acquired in the merger.  Other non-interest expenses increased $573 thousand to $2.9 million for the six months ended June 30, 2011, due to increases in professional fees and other office related expenses resulting from the merger with Sterling.  Non-interest expense benefited by $525 thousand during the six months ended June 30, 2011 due to the absence of merger related expenses incurred during the same period in 2010.  Federal Deposit Insurance premiums increased during the six months ended June 30, 2011, compared to the same period in 2010 due to the increase in deposits as a result of the merger.

Provision for Income Taxes

Income tax expense decreased by $58 thousand to $1.5 million for the six months ended June 30, 2011, compared to $1.6 million for the six months ended June 30, 2010. Income tax expense, represented an effective rate of 31.6% for the six months ended June 30, 2011, compared to 33.6% in the prior year. The decrease in the effective tax rate is primarily due to a lower percentage of tax free income to taxable income from period to period and merger expense in 2010 a majority of which was not deductible. The Company pays a state tax rate of 3.6% on the taxable income of the Investment Company and 9.0% on the taxable income of the other entities.

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

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

New Accounting Pronouncements

In April 2011 the FASB issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, to clarify the accounting principles applied to loan modifications. ASU No. 2011-02 was issued to address the recording of an impairment loss in FASB ASC 310, Receivables. ASU No. 2011-02 adds text to the scope guidance Section 310-40-15 that is meant to help determine when a lender has granted a concession on their terms of a loan. The added material also provides criteria that should be used to help determine when the loan restructuring delays a payment by a length of time that is considered insignificant and when the borrower is having financial problems. For public companies the effective date is for fiscal quarters and years that start June 15, 2011, or later with retrospective application to the beginning of the fiscal year for loans that are restructured during the year in which the changes are adopted. The Company is in the process of evaluating the impact the adoption of this update will have on their financial condition or statement of operations.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.  The amendments in ASU No. 2011-03 remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  Other criteria applicable to the assessment of effective control are not changed by the amendments in ASU No. 2011-03.  This update is effective for the first interim or annual period beginning on or after December 15, 2011 and is to be applied prospectively to transactions or modifications of transactions that occur on or after the effective date.  The Company does not expect the adoption of ASU No. 2011-03 to have a material impact on its financial conditions or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments in this update clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This update is effective during interim and annual periods beginning on or after December 15, 2011 and is to be applied prospectively and early adoption is not permitted.  The Company does not anticipate the adoption of this update will impact its financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This update provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments do not affect how earnings per share is calculated or presented.  This update is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively.  The adoption of this update will not impact the Company’s financial condition or results of operations, but will result in a change in presentation of other comprehensive income.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company’s assets and liabilities are monetary in nature.  Consequently, the Company’s most significant form of market risk is interest rate risk.  The Company’s assets, consisting primarily of mortgage loans, have generally longer maturities than the Company’s liabilities, consisting primarily of short-term deposits.  As a result, a principal part of the Company’s business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the six months ended June 30, 2011.

Net Portfolio Value

The Company’s interest rate sensitivity is monitored by management through the use of the OTS model which estimates the change in the Company’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The OTS produces its analysis based upon data submitted on the Company’s quarterly Thrift Financial Reports.  Additionally, the Company engages a consultant to perform a quarterly interest rate risk analysis which measures the economic value of equity, the effect of interest rate sensitivity on net income as well as the NPV approach.  The following table sets forth Roma Bank’s NPV as of March 31, 2011, the most recent date the NPV was calculated by the OTS (in thousands):

Change In					NPV as Percent of Portfolio
Interest rates		NPV			Value of Assets
In Basis Points			Dollar	Percent	NPV	Change in
(Rate Shock)		Amount	Change	Change	Ratio	Basis Points

+300	bp	$92,331	$(116,642)	(56)%	5.70%	(613	)bp
+200	bp	132,658	(76,315)	(37)%	7.95%	(388	)bp
+100	bp	173,377	(35,596)	(17)%	10.08%	(175	)bp
0	bp	208,973	-	0%	11.83%	-
-100	bp	239,117	30,144	14%	13.23%	140	bp

(1)	The -200 bp and -300 bp scenario’s are not shown due to the low prevailing interest rate environment.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk (Continued)

The following table sets forth RomAsia Bank’s NPV as of March 31, 2011, the most recent date the NPV was calculated by the OTS (in thousands):

Change In					NPV as Percent of Portfolio
Interest rates		NPV			Value of Assets
In Basis Points			Dollar	Percent	NPV	Change in
(Rate Shock)		Amount	Change	Change	Ratio	Basis Points

+300	bp	$2,549	$(11,427)	(82)%	2.10%	(824	)bp
+200	bp	6,575	(7,401)	(53)%	5.22%	(513	)bp
+100	bp	10,372	(3,604)	(26)%	7.94%	(241	)bp
0	bp	13,976	-	0%	10.35%	-
-100	bp	17,651	3,675	26%	12.66%	232	bp

(1)	The -200 bp and -300 bp scenario’s are not shown due to the low prevailing interest rate environment.

Management of the Company believes that there has not been a material adverse change in the market risk during the six months ended June 30, 2011.

ITEM 4 – Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2011.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2011.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

There were no material pending legal proceedings at June 30, 2011 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – Risk Factors

Management does not believe there were any material changes to the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2010 during the most recent quarter.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 – Defaults Upon Senior Securities

None

ITEM 4 – (Reserved)

None

ITEM 5 – Other Information

None

ITEM 6 – Exhibits

31.1	Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certifications of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMA FINANCIAL CORPORATION
(Registrant)

Date:	July 29, 2011	/s/ Peter A. Inverso
Peter A. Inverso
President and Chief Executive Officer

Date:	July 29, 2011	/s/ Sharon L. Lamont
Sharon L. Lamont
Chief Financial Officer