Form 10-Q
period 2011-09-30
ROMA FINANCIAL CORP
filed 2011-10-31
CIK 1355823

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, October 31, 2011:

$0.10 par value common stock - 30,320,927 shares outstanding

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition	2
	at September 30, 2011 and December 31, 2010 (Unaudited)

	Consolidated Statements of Income for the Three & Nine Months Ended	3
	September 30, 2011 and 2010 (Unaudited)

	Consolidated Statements of Changes in Stockholders’ Equity for the Nine	4
	Months Ended September 30, 2011 and 2010 (Unaudited)

	Consolidated Statements of Cash Flows for the Nine Months	5
	Ended September 30, 2011 and 2010 (Unaudited)

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

Item 1:      Legal Proceedings

Item 1A:   Risk Factors

Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:      Defaults Upon Senior Securities

Item 4:      (Reserved)

Item 5:      Other Information

 Item 6:      Exhibits

SIGNATURES		49

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2011	2010
	(In thousands, except per share data)
Assets
Cash and amounts due from depository institutions	$17,452	$17,958
Interest-bearing deposits in other banks	113,587	44,220
Money market funds	28,081	27,409
Cash and Cash Equivalents	159,120	89,587
Investment securities available for sale (“AFS”), at fair value	43,602	52,513
Investment securities held to maturity (“HTM”), at amortized cost (fair value of $217,067 and $238,785, respectively)	215,425	244,421
Mortgage-backed securities held to maturity, at amortized cost (fair value of $480,272 and $425,462, respectively)	458,210	421,114
Loans receivable, net of allowance for loan losses ($10,524 and $9,844, respectively)	931,973	893,842
Real estate and other repossessed assets owned	4,298	3,689
Real estate owned via equity investment	3,924	3,979
Real estate held for sale	1,152	1,164
Premises and equipment, net	47,718	47,355
Federal Home Loan Bank of New York and ACBB stock	5,578	4,789
Accrued interest receivable	6,671	8,030
Bank owned life insurance	28,598	28,073
Goodwill	1,826	1,826
Deferred tax asset	12,998	14,281
Other assets	5,420	4,491
Total Assets	$1,926,513	$1,819,154

Liabilities and Stockholders’ Equity
Liabilities

Deposits:
Non-interest bearing	$62,653	$64,778
Interest bearing	1,536,600	1,438,782
Total deposits	1,599,253	1,503,560
Federal Home Loan Bank of New York advances	33,381	35,000
Securities sold under agreements to repurchase	40,000	40,000
Subordinated debentures	1,912	1,904
Securities purchased and not settled	17,000	11,004
Advance payments by borrowers for taxes and insurance	3,244	2,776
Accrued interest payable and other liabilities	13,234	12,434
Total Liabilities	1,708,024	1,606,678

Stockholders’ Equity
Common stock, $0.10 par value, 45,000,000 shares authorized, 32,731,875 shares issued;
30,320,927 and 30,280,927 shares outstanding, respectively	3,274	3,274
Paid-in capital	100,008	99,585
Retained earnings	156,624	152,911
Unearned shares held by Employee Stock Ownership Plan	(5,276)	(5,683)
Accumulated other comprehensive loss	(2,618)	(3,463)
Treasury stock, 2,410,948 and 2,450,948 shares, respectively	(35,335)	(35,880)
Total Roma Financial Corporation stockholders’ equity	216,677	210,744
Noncontrolling interest	1,812	1,732
Total Stockholders’ Equity	218,489	212,476
Total Liabilities and Stockholders’ Equity	$1,926,513	$1,819,154
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except for share and per share data)		(In thousands, except for share and per share data)
Interest Income
Loans, including fees	$11,675	$11,628	$35,060	$28,290
Mortgage-backed securities held to maturity	4,375	3,351	13,087	9,909
Investment securities held to maturity	1,956	2,742	6,395	9,078
Securities available for sale	243	280	784	564
Other interest-earning assets	104	140	346	338

Total Interest Income	18,353	18,141	55,672	48,179

Interest Expense
Deposits	4,576	4,988	13,924	13,306
Borrowings	703	692	2,083	1,906

Total Interest Expense	5,279	5,680	16,007	15,212

Net Interest Income	13,074	12,461	39,665	32,967

Provision for loan losses	771	1,822	2,884	3,863

Net Interest Income after Provision for Loan Losses	12,303	10,639	36,781	29,104

Non-Interest Income
Commissions on sales of title policies	224	248	698	698
Fees and service charges on deposits and loans	402	662	1,216	1,468
Income from bank owned life insurance	308	309	917	869
Net gain from sale of mortgage loans originated for sale	178	137	345	322
Net gain for sale of available for sale securities	38	56	78	107
Realized gain (loss), impairment of real estate owned	-	79	(107)	79
Other	404	381	993	951

Total Non-Interest Income	1,554	1,872	4,140	4,494

Non-Interest Expense
Salaries and employee benefits	6,100	5,946	18,287	14,966
Net occupancy expense of premises	1,200	1,129	3,583	2,522
Equipment	872	862	2,655	2,189
Data processing fees	542	523	1,724	1,350
Federal Deposit Insurance Premium	190	544	1,406	1,146
Advertising	274	222	840	568
Acquisition costs	-	357	-	882
Provision for loss on real estate owned	-	315	-	706
Other	1,485	1,219	4,416	3,185
Total Non-Interest Expense	10,663	11,117	32,911	27,514

Income Before Income Taxes	3,194	1,394	8,010	6,084

Income Taxes	1,031	552	2,551	2,130

Net income	2,163	842	5,459	3,954
Plus: net gain attributable to the noncontrolling interest	(26)	(19)	(80)	(68)

Net Income attributable to Roma Financial Corporation	$2,137	$823	$5,379	$3,886
Net income attributable to Roma Financial Corporation per common share
Basic and Diluted	$.07	$.03	$.18	$.13
Dividends Declared Per Share	$.08	$.08	$.24	$.24
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	29,784,365	30,034,616	29,745,328	30,103,001
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock Shares Amount		Paid-in Capital	Retained Earnings	Unearned Shares Held by ESOP	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest	Total
Balance December 31, 2009	30,933	$ 3,274	$ 98,921	$150,131	$ (6,224)	$ (2,313)	$(29,214)	$ 1,645	$216,220
Comprehensive income:
Net income for the nine months
ended September 30, 2010				3,886				68	3,954
Other comprehensive income net of taxes:
Unrealized gain on available for sale securities net of income taxes $(1,122) and reclassification adjustment of ($107)						1,582			1,582
Total comprehensive income									$ 5,536
Treasury shares repurchased	(361)						(4,132)		(4,132)
Treasury shares released	44		(703)				703		-
Dividends declared				(1,774)					(1,774)
Stock-based compensation			964						964
ESOP shares earned			63		405				468
Balance September 30, 2010	30,616	$ 3,274	$ 99,245	$152,243	$ (5,819)	$ (731)	$(32,643)	$ 1,713	$217,282

Balance December 31, 2010	30,281	$ 3,274	$ 99,585	$152,911	$ (5,683)	$ (3,463)	$(35,880)	$ 1,732	$212,476
Comprehensive income:
Net income for the nine months
ended September 30, 2011				5,379				80	5,459
Other comprehensive income net of taxes:
Unrealized gain on available for sale securities net of income taxes ($614) and reclassification adjustment ($78)						845			845
Total comprehensive income									$ 6,304
Treasury shares released	40		(545)				545		-
Dividends declared				(1,666)					(1,666)
Stock-based compensation			967						967
ESOP shares earned			1		407				408
Balance September 30, 2011	30,321	$ 3,274	$100,008	$156,624	$ (5,276)	$ (2,618)	$(35,335)	$ 1,812	$218,489

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2011	2010
	(In thousands)

Cash Flows from Operating Activities
Net income	$5,459	$3,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,820	1,572
Amortization of premiums and accretion of discounts on securities	19	3
Accretion of deferred loan fees and discounts	(101)	(155)
Amortization of net premiums on loans	609	696
Amortization of premiums on deposits	(209)	(541)
Gain on sale of securities available for sale	(78)	(107)
Net gain on sale of mortgage loans originated for sale	(345)	(322)
Mortgage loans originated for sale	(12,156)	(13,941)
Proceeds from sales of mortgage loans originated for sale	12,501	14,263
Net realized loss on sale and impairment of real estate owned	107	(79)
Provision for loan losses	2,884	3,863
Stock-based compensation, including warrants	967	964
ESOP shares earned	408	468
(Increase) decrease in accrued interest receivable	1,359	(1,456)
Increase in cash surrender value of bank owned life insurance	(761)	(899)
(Increase) decrease in other assets	(529)	2,181
Decrease in accrued interest payable	(148)	(183)
Decrease (increase) in deferred income taxes	270	(537)
Increase (decrease) in other liabilities	950	(4,055)
Net Cash Provided by Operating Activities	13,026	5,689

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	8,858	14,894
Proceeds from sale of securities available for sale	3,233	3,464
Purchases of securities available for sale	(2,767)	(16,034)
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	152,368	304,697
Purchases of investment securities held to maturity	(106,277)	(297,020)
Principal repayments on mortgage-backed securities held to maturity	57,459	57,921
Purchases of mortgage-backed securities held to maturity	(104,549)	(87,582)
Net increase in loans receivable	(44,582)	(35,194)
Proceeds from life insurance redemption	236	-
Net additions to premises and equipment and real estate owned via equity investment	(2,116)	(3,829)
Proceeds from sale of real estate owned	2,344	1,758
(Purchase) of Federal Home Loan Bank of New York and ACBB stock	(789)	(172)
Cash acquired in merger, net of cash used in acquisition	-	16,032
Net Cash Used in Investing Activities	(36,582)	(41,065)

Cash Flows from Financing Activities
Net increase in deposits	95,902	148,270
Increase in advance payments by borrowers for taxes and insurance	468	43
Dividends paid to minority stockholders of Roma Financial Corp.	(1,662)	(1,785)
Redemption of Federal Home Loan Bank of New York advances	(5,119)	(17,559)
Proceeds from Federal Home Loan Bank of New York advances	3,500	7,000
Purchases of treasury stock	-	(4,132)

Net Cash Provided by Financing Activities	93,089	131,837
Net Increase in Cash and Cash Equivalents	69,533	96,461

Cash and Cash Equivalents – Beginning	89,587	50,895

Cash and Cash Equivalents – Ending	$159,120	$147,356

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)
      (Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)

Supplementary Cash Flows Information
Income taxes paid, net	$4,037	$2,592
Interest paid	$16,155	$15,370
Securities purchased and not settled	$17,000	$32,620
Loan receivable transferred to other repossessed assets	$3,060	$911
Fair value of assets acquired, net of cash and cash equivalents acquired	$-	$329,708
Fair value of liabilities assumed	$-	$345,740

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

Roma Bank and RomAsia Bank are collectively referred to as (the “Banks”).  Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as of July 21, 2011, Roma Financial Corporation MHC and Roma Financial Corporation are regulated by the Federal Reserve Bank of Philadelphia and Roma Bank and RomAsia by the Office of the Comptroller of the Currency.

The Banks offer traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank operates from its main office in Robbinsville, New Jersey, and twenty-three branch offices located in Mercer, Burlington, Camden and Ocean Counties, New Jersey. RomAsia Bank operates from its main office in Monmouth Junction, New Jersey and a branch in Edison, New Jersey. As of September 30, 2011, the Banks had 310 full-time employees and 60 part-time employees.  Roma Bank maintains a website at www.romabank.com.

Throughout this document, references to “we,” “us,” or “our” refer to the Banks or the Company, or both, as the context indicates.

NOTE B - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Roma Bank and Roma Bank’s wholly-owned subsidiaries, Roma Capital Investment Corp. (the “Investment Co.”) and General Abstract and Title Agency (the “Title Co.”), and the Company’s majority owned investment of 89.55% in RomAsia Bank. The consolidated statements also include the Company’s 50% interest in 84 Hopewell, LLC (the “LLC”), a real estate investment which is consolidated according to the requirements of Accounting Standards Codification Topic 810, Consolidation.  All significant inter-company accounts and transactions have been eliminated in consolidation. These statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not  include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and nine months ended September 30, 2011 and 2010.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year or other interim periods.

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

The Investment Co. was incorporated in the State of New Jersey effective September 4, 2004, and began operations October 1, 2004.  The Investment Co. is subject to the investment company provisions of the New Jersey Corporation Business Tax Act.  The Title Co. was incorporated in the State of New Jersey effective March 7, 2005 and commenced operations April 1, 2005. The Company, together with two individuals, formed a limited liability company, 84 Hopewell, LLC. The LLC was formed to build a commercial office building in which is located the Company’s Hopewell branch, corporate offices for the other LLC member’s construction company and tenant space.

NOTE B - BASIS OF PRESENTATION (Continued)

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

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business.  In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of September 30, 2011, on the Company’s consolidated financial position or results of operations.

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

Outstanding stock options and restricted stock grants for the three and nine months ended September 30, 2011 were not considered in the calculation of diluted earnings per share because they were antidilutive.

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

The Company acquired loans with a fair value of $272.3 million.  Included in this amount was $47.4 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments due. In accordance with the “Loans and Debt Securities Acquired with Deteriorating Credit Quality” section of FASB ASC 310 “Receivables,” the Company recorded a non-accretable credit mark discount of $15.6 million, which is defined as the loans’ contractually required payments receivable in excess of the amount of their cash flows expected to be collected.  The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of a loan’s credit quality at the acquisition date.

NOTE E – ACQUISITION (Continued)

We estimated the fair value for most loans acquired from Sterling Bank by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity, and repricing terms. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments.  Projected cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. To estimate the fair value of the loans with evidence of deterioration of credit quality, we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral.  The value of the collateral was based on completed appraisals adjusted to the valuation date based on recognized industry indices. We discounted those values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.  There was no carryover of Sterling’s allowance for loan losses associated with the loans acquired as the loans were initially recorded at fair value.

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

At September 30, 2011 there were 471,709 shares available for option grants under the 2008 Plan, and 247,164 shares available for grants of restricted stock.

NOTE F – STOCK BASED COMPENSATION (continued)

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

The following is a summary of the status of the Company’s stock option activity and related information for the nine months ended September 30, 2011:
	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2010	797,200	$ 13.67	7.50 years
Granted	32,000	13.67
Forfeited	(8,000)	13.67

Balance at September 30, 2011	821,200	13.67	6.85 years	$ 0.00

Exercisable at September 30, 2011	493,200	$ 13.67

The key valuation assumptions and fair value of stock options granted June 15, 2011 were:

Expected life	6.5 years
Risk-free rate	2.26%
Volatility	35.42%
Dividend yield	3.32%
Fair Value	$1.70

The following is a summary of the status of the Company’s restricted shares as of September 30, 2011 and changes during the nine months ended September 30, 2011:
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares as December 31, 2010	120,000	$13.67
Granted	54,000	9.63
Vested	(40,000)	13.67
Non-vested restricted shares as September 30, 2011	134,000	$12.04

Stock option and stock award expenses included in compensation expense were $300,000 and $844,000, respectively, for the three and nine months ended September 30, 2011 with respective tax benefits of $120,000 and $338,000; and $300,000 and $900,000 for the three and

NOTE F – STOCK BASED COMPENSATION (Continued)

nine months ended September 30, 2010, with respective tax benefits of $120,000 and $338,000. At September 30, 2011, there was approximately $2.5 million of unrecognized cost, related to outstanding stock options and restricted shares, which will be recognized over a period of approximately 2.34 years.

Equity Incentive Plan – RomAsia Bank

The stockholders of RomAsia Bank approved an equity incentive plan in 2009. On January 6, 2010, directors, senior officers and certain employees of the RomAsia Bank were granted, in the aggregate, options to purchase 75,500 shares of RomAsia common stock.

The Plan enables the Board of Directors of RomAsia Bank to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. RomAsia has reserved 225,000 shares of its common stock for issuance upon the exercise of options granted under the Plan.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Market Value of a share of RomAsia’s Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  The stock options vest over a five year service period and are exercisable within ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At September 30, 2011, there were 155,000 shares available for option grants under the Plan.

The following is a summary of the status of the RomAsia’s stock option activity and related information for the nine months ended September 30, 2011:
	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at December 31, 2010	75,500	$ 8.47
Granted	-	-
Forfeited	(9,500)	8.47

Balance at September 30, 2011	66,000	$ 8.47	8.52 years	$ 0.00

Exercisable at September 30, 2011	13,200

Stock option expense related to the RomAsia plan included within compensation expense was $11,000 and $33,000, respectively, for the three and nine months ended September 30, 2011, with related tax benefits of $5,000 and $14,000; and $11,000 and $32,000, respectively, for the three and nine months ended September 30, 2010, with related tax benefits of $5,000 and $14,000.  At September 30, 2011, approximately $124,000 of unrecognized cost, related to outstanding stock options, will be recognized over a period of approximately 3.52 years.

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

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants.  Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  Roma Bank made its first loan payment in October 2006.  As of September 30, 2011 there were 527,641 unearned shares. The Company’s ESOP compensation expense was $124 thousand and $408 thousand, respectively, for the three and nine months ended September 30, 2011; and $146 and $468 thousand, respectively, for the three and nine months ended September 30, 2010.

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

The Warrants provide that, in the event that RomAsia’s capital falls below certain minimum requirements, the FDIC or the OCC may require RomAsia to notify the holders of the Warrants that such holders must exercise the Warrants within 30 days of such notice, or such longer period as the FDIC or OCC may prescribe, or forfeit all rights to purchase shares of RomAsia Common Stock under the Warrants after the expiration of such period.

The Warrants expire ten years after being issued. In the event a holder fails to exercise the Warrants prior to their expiration, the Warrants will expire and the holder thereof will have no further rights with respect to the Warrants.

The Warrant expense for minority shareholders, (10.45% ownership), for the three and nine months ended September 30, 2011 was $0.00 and $90,000, respectively, with a related tax benefit of $0.00 and $39,000; and 2010, was $14,000, and $28,000, respectively, and related deferred taxes were recorded at $6,000, and $12,000, respectively. The warrants were fully expensed at June 30, 2011.  The warrant expense for the majority shareholder, Roma Financial Corporation, was eliminated in consolidation. The warrants were 100% vested at September 30, 2011.

NOTE H- REAL ESTATE OWNED VIA EQUITY INVESTMENTS

In 2008, Roma Bank, together with two individuals, formed 84 Hopewell, LLC. The LLC was formed to build a commercial office building which includes Roma Bank’s Hopewell branch, corporate offices for the other 50% owners’ construction company and tenant space. Roma Bank made a cash investment of approximately $360,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million. Roma Bank and the construction company both have signed lease commitments to the LLC. With the adoption of guidance in regards to variable interest entities now codified in FASB ASC Topic 810, “Consolidation”, the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements.  As of September 30, 2011 and December 31, 2010, this variable interest entity met the requirements of ASC Topic 810 for consolidation based on Roma Bank being the primary financial beneficiary. This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees. As of September 30, 2011, the LLC had $4.0 million in fixed assets and a loan from Roma Bank for $3.4 million, which was eliminated in consolidation. The LLC had accrued interest payable to the Bank of $11 thousand at September 30, 2011 and during the nine months then ended the Bank had paid $75 thousand in rent to the LLC.  Both of these amounts were eliminated in consolidation. Roma Bank’s 50% share of the LLC’s net income for the three and nine months ended September 30, 2011 was $7 thousand and $40 thousand.

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following summarizes the amortized cost and estimated fair value of securities available for sale at September 30, 2011 and December 31, 2010 with gross unrealized gains and losses therein:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSE’s)	$22,188	$537	$130	$22,595
Obligations of state and political subdivisions	6,329	222	-	6,551
U.S. Government (including agencies)	10,338	276	-	10,614
Equity securities	50	2	-	52
Mutual fund shares	2,978	-	80	2,898
Corporate bond	1,000	-	108	892

	$42,883	$1,037	$318	$43,602

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSE’s)	$24,180	$168	$349	$23,999
Obligations of state and political subdivisions	8,761	50	151	8,660
U.S. Government (including agencies)	16,384	17	382	16,019
Equity securities	50	3	-	53
Mutual fund shares	2,877	-	83	2,794
Corporate Bond	1,000	-	12	988

	$53,252	$238	$977	$52,513

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2011:
Mortgage-backed securities-GSE’s	$2,592	$40	$3,356	$90	$5,948	$130
Mutual funds	-	-	2,899	80	2,899	80
Corporate bond	473	27	419	81	892	108

	$3,065	$67	$6,674	$251	$9,739	$318

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2010:
Mortgage-backed securities-GSE’s	$17,061	$349	$-	$-	$17,061	$349
U.S. Government (including agencies)	13,002	382	-	-	13,002	382
Obligations of state & political subdivisions	4,114	151	-	-	4,114	151
Mutual funds	-	-	2,793	83	2,783	83
Corporate bond	988	12	-	-	988	12

	$35,165	$894	$2,793	$83	$37,958	$977

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The amortized cost and estimated fair value of securities available for sale at September 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)

After one to five years	$2,774	$2,875
After five to ten years	6,808	7,053
After ten years	7,085	7,237
Total	16,667	17,165
Mortgage-backed securities	22,188	22,595
Equity securities	50	52
Mutual funds	2,978	2,898
Corporate Bond	1,000	892
Total	$42,883	$43,602

The following summarizes the amortized cost and estimated fair value of securities held to maturity at September 30, 2011 and December 31, 2010 with gross unrealized gains and losses therein:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies)	$194,397	$879	$13	$195,263
Obligations of state and political subdivisions	19,256	844	-	20,100
Corporate bond and other	1,772	-	68	1,704

	$215,425	$1,723	$81	$217,067

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies)	$227,522	$357	$5,890	$221,989
Obligations of state and political subdivisions	15,628	190	303	15,515
Corporate bond and other	1,271	10	-	1,281

	$244,421	$557	$6,193	$238,785

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2011
U.S. Government (including agencies)	$6,488	$13	$-	$-	$6,488	$13
Corporate	1,704	68	-	-	1,704	68
	$8,192	$81	$-	$-	$8,192	$81

December 31, 2010
U.S. Government (including agencies)	$169,833	$5,890	$-	$-	$169,833	$5,890
Obligations of state & political subdivisions	6,582	273	1,680	30	8,262	303
	$176,415	$6,163	$1,680	$30	$178,095	$6,193

The amortized cost and estimated fair value of securities held to maturity at September 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In Thousands)
One year or less	$100	$100
After one to five years	43,099	43,370
After five to ten years	90,742	91,636
After ten years	81,484	81,961
Total	$215,425	$217,067

Proceeds from the sale of securities available for sale amounted to $1.1 million and $3.2 million for the three and nine months ended September 30, 2011, with gross realized gains of $40 thousand and $80 thousand, and gross realized losses of $2 thousand and $2 thousand, respectively.  Proceeds from the sale of securities available for sale amounted to $1.3 million and $3.4 million for the three and nine months ended September 30, 2010, with gross realized gains of $56 thousand and $107 thousand, respectively.  There were no gross realized losses on the sale of available for sale securities in 2010.

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

When OTTI for debt securities occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If any entity  does  not  intend to  sell  the security  and  it is not  more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit.  The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

At September 30, 2011, the Company’s available for sale and held to maturity debt securities portfolios consisted of approximately 183 securities, of which 16 were in an unrealized loss position for less than twelve months and 15 were in a loss position for more than twelve months. No OTTI charges were recorded for the three or nine months ended September 30, 2011. The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

The available for sale mutual funds consist of CRA investments which currently have an unrealized loss of approximately $80 thousand.  They have been in a loss position for the last two years with the greatest unrealized loss being approximately $109 thousand. Management does not believe the mutual fund securities available for sale are OTTI due to reasons of credit quality.  The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities.  Accordingly, as of September 30, 2011, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Approximately $115.4 million of securities held to maturity are pledged as collateral for Federal Home Loan Bank of New York (“FHLBNY”) advances, borrowings, and deposits at September 30, 2011.

The following tables set forth the composition of our mortgage-backed securities portfolio as of September 30, 2011 and December 31, 2010:
	September 30, 2011
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)

Government National Mortgage Association	$8,275	$237	$125	$8,387
Federal Home Loan Mortgage Corporation	194,082	7,709	7	201,784
Federal National Mortgage Association	249,026	14,022	4	263,044
Collateralized mortgage obligations-GSE’s	6,827	239	9	7,057

	$458,210	$22,207	$145	$480,272

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

	December 31, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)

Government National Mortgage Association	$9,988	$204	$107	$10,085
Federal Home Loan Mortgage Corporation	172,969	4,188	2,782	174,375
Federal National Mortgage Association	229,951	5,206	2,629	232,528
Collateralized mortgage obligations-GSE’s	8,206	310	42	8,474

	$421,114	$9,908	$5,560	$425,462

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2011
Government National Mortgage Association	$-	$-	$1,887	$125	$1,887	$125
Federal Home Loan Mortgage Corporation	176	6	75	1	251	7
Federal National Mortgage Association	155	1	317	3	472	4
CMOs	497	9	-	-	497	9
	$828	$16	$2,279	$129	$3,107	$145

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2010:
Government National Mortgage Association	$3,836	$107	$-	$-	$3,836	$107
Federal Home Loan Mortgage Corporation	83,451	2,781	19	1	83,470	2,782
Federal National Mortgage Association	83,252	2,628	8	1	83,260	2,629
Collateralized mortgage obligations	1,920	42	-	-	1,920	42

	$172,459	$5,558	$27	$2	$172,486	$5,560

NOTE I – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

As of September 30, 2011, there were 3 Government National Mortgage Association, 7 Federal Home Loan Mortgage Corporation, 8 Federal National Mortgage Association securities and 1 CMO with unrealized losses. Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment.  The unrealized losses on mortgage-backed securities relate primarily to fixed interest rate and, to a lesser extent, adjustable interest rate securities.  Such losses are the result of changes in interest rates and not credit concerns. The Bank, the Investment Co. and RomAsia Bank do not intend to sell these securities and it is not more likely than not that they will be required to sell these securities, therefore, no OTTI is required.

The amortized cost and estimated fair value of mortgage backed securities held to maturity at September 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In Thousands)

One year or less	$-	$-
After one to five years	16,865	17,530
After five to ten years	62,862	66,999
After ten years	378,483	395,743
Total	$458,210	$480,272

NOTE J – LOANS RECEIVABLE, NET

Loans receivable, net at September 30, 2011 and December 31, 2010 were comprised of the following:

	September 30,	December 31,
	2011	2010
	(In Thousands)
Real estate mortgage loans:
Residential mortgage	$392,373	$358,503
Commercial real estate	280,496	273,177
	672,869	631,680
Construction:
Commercial real estate	25,322	18,055
Residential	10,595	19,142
	35,917	37,197
Consumer:
Home equity	207,461	202,926
Other	1,454	1,760
	208,915	204,686
Commercial	33,098	36,125

Total loans	950,799	909,688
Less:
Allowance for loan losses	10,524	9,844
Deferred loan fees	811	663
Loans in process	7,491	5,339
	18,826	15,846
Total loans receivable, net	$931,973	$893,842

NOTE J – LOANS RECEIVABLE, NET (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(In thousands)
Commercial	$1,472	$2,178
Commercial real estate	23,384	17,481
Commercial real estate – construction	4,396	4,870
Residential mortgage	8,717	5,515
Residential construction	9,661	9,246
Home equity and other consumer	1,483	1,120
Total	$49,113	$40,410

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

The following table presents changes in the accretable yield for the periods ended September 30, 2011 and 2010:
	September 30, 2011	September 30, 2010
	(In thousands)
Balance January 1	$1,758	$-
Additions resulting from acquisition	-	2,454
Accretion to interest income	(609)	(696)
Balance September 30	$1,149	$1,758

NOTE J – LOANS RECEIVABLE, NET (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class segregated by those for which a related allowance was required and those for which a related allowance was not necessary, as of September 30, 2011 and the nine months then ended:

				1/1/11 -	1/1/11 -
				9/30/11	9/30/11
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Commercial	$1,268	$3,545	$-	$878	$93
Commercial real estate	32,082	34,894	-	30,666	798
Commercial real estate construction	286	286	-	2,645	14
Residential mortgage	16,967	19,252	-	14,647	623
Residential construction	10,295	13,109	-	12,534	119
Home equity and other consumer	3,086	3,472	-	2,935	110
	63,984	74,558	-	64,305	1,757
With an allowance recorded:
Commercial	1,147	1,147	220	1,399	-
Commercial real estate	10,678	10,678	3,161	11,196	42
Commercial real estate-construction	9,401	9,401	1,680	4,396	115
Residential mortgage	432	432	30	424	2
Home equity and other consumer	-	-	-	127	-
	21,658	21,658	5,091	17,542	159
Total:
Commercial	2,415	4,692	220	2,277	93
Commercial real estate	42,760	45,572	3,161	41,862	840
Commercial real estate-construction	9,687	9,687	1,680	7,041	129
Residential mortgage	17,399	19,684	30	15,071	625
Residential construction	10,295	13,109	-	12,534	119
Home equity and other consumer	3,086	3,472	-	3,062	110
	$85,642	$96,216	$5,091	$81,847	$1,916

NOTE J – LOANS RECEIVABLE, NET (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class segregated by those for which a related allowance was required and those for which a related allowance was not necessary, as of December 31, 2010 and the year then ended:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Commercial real estate	$32,714	$38,586	$-	$36,167	$1,159
Residential mortgage	10,833	12,122	-	10,855	128
Residential construction	15,702	20,500	-	16,572	186
Home equity and other consumer	2,545	2,906	-	2,679	70
	61,794	74,114	-	66,273	1,543
With an allowance recorded:
Commercial	1,651	1,651	483	1,712	26
Commercial real estate	6,810	6,810	2,965	4,656	78
Commercial real estate-construction	4,870	4,870	1,555	4,935	101
Residential mortgage	323	323	61	323	-
Home equity and other consumer	226	226	192	189	3
	13,880	13,880	5,256	11,815	208
Total:
Commercial	1,651	1,651	483	1,712	26
Commercial real estate	39,524	45,396	2,965	40,823	1,237
Commercial real estate-construction	4,870	4,870	1,555	4,935	101
Residential mortgage	11,156	12,445	61	11,178	128
Residential construction	15,702	20,500	-	16,572	186
Home equity and other consumer	2,771	3,132	192	2,868	73
	$75,674	$87,994	$5,256	$78,088	$1,751

Included in total impaired loans of $85.6 million, at September 30, 2011, are $37.5 million of loans, net of credit marks of $10.5 million, which were acquired in the merger. $10.7 million of these acquired impaired loans are performing, but had evidence of credit collateral deterioration at acquisition. Also included in total impaired loans at September 30, 2011 are $17.4 million of legacy Roma loans that are performing, but are classified as impaired because they are troubled debt restructurings, or are loans related to loans that are non-performing.

At December 31, 2010, impaired loans included $38.7 million of loans, net of credit marks of $12.4 million, which were acquired in the merger. Loans totaling $30.8 million which are performing, are also included in this total and classified as impaired because they are a troubled debt restructure, have related loans that are non-performing, or are performing acquired loans which are considered impaired because at the merger date there was evidence of deterioration of credit quality, since origination, primarily collateral related.

NOTE J – LOANS RECEIVABLE, NET (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2011 (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$-	$36	$1,472	$1,508	$31,590	$33,098	$-
Commercial real estate	2,399	953	23,990	27,342	253,154	280,496	606
Commercial real estate – constr.	-	-	4,396	4,396	20,926	25,322	-
Residential mortgage	4,323	3,431	9,648	17,402	374,971	392,373	931
Residential construction	-	528	9,358	9,886	709	10,595	-
Home equity and other consumer	596	464	1,627	2,687	206,228	208,915	144
Total	$7,318	$5,412	$50,491	$63,221	$887,578	$950,799	$1,681

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2011: (In thousands)

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$29,571	$1,571	$1,956	$-	$33,098
Commercial real estate	225,833	16,252	38,411	-	280,496
Commercial real estate- construction	15,635	-	9,687	-	25,322
Residential mortgage	378,349	695	13,329	-	392,373
Residential construct.	235	708	9,652	-	10,595
Home equity and other consumer	206,769	188	1,958	-	208,915
Total	$856,392	$19,414	$74,993	$-	$950,799

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

NOTE J – LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At and For the Three and Nine Months Ended September 30, 2011
	Commercial	Commercial Real Estate	Commercial Real Estate- Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance 07/01/11	$450	$5,662	$2,201	$1,755	$-	$644	$10,712
Charge-offs	(243)	(714)	-	-	-	(11)	(968)
Recoveries	-	-	-	-	-	9	9
Provisions	167	444	(5)	154	-	11	771
Ending Balance 09/30/11	$374	$5,392	$2,196	$1,909	$-	$653	$10,524

Beginning balance 01/01/11	$654	$4,922	$2,097	$1,799	$-	$372	$9,844
Charge-offs	(448)	(1,224)	(255)	(182)	-	(108)	(2,217)
Recoveries	-	-	-	-	-	13	13
Provisions	168	1,694	354	292	-	376	2,884
Ending Balance 09/30/11	$374	$5,392	$2,196	$1,909	$-	$653	$10,524
Ending Balance: individually evaluated for impairment	$220	$3,161	$1,680	$30	$-	$-	$5,091
Ending Balance: collectively evaluated for impairment	$154	$2,231	$516	$1,879	$-	$653	$5,433
Ending Balance: loans acquired with deteriorated credit quality*	$2,277	$2,812	$-	$2,285	$2,814	$346	$10,534

*These amounts represent credit marks established on loans acquired in merger which are netted against loans and not included in allowance for loan loss

NOTE J – LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At and For the Nine Months Ended September 30, 2011

	Commercial	Commercial Real Estate	Commercial Real Estate- Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In Thousands)
Loans Receivable:
Ending balance	$33,098	$280,496	$25,322	$392,373	$10,595	$208,915	$950,799
Ending balance: individually evaluated for impairment	$1,370	$31,365	$9,687	$4,383	$-	$1,317	$48,122
Ending balance: legacy Roma loans collectively evaluated for impairment	$14,826	$175,045	$15,635	$325,237	$300	$153,935	$684,978
Ending balance: acquire loans collectively evaluated for impairment	$15,857	$62,691	$-	$49,737	$-	$51,853	$180,138
Ending balance: loans acquired with deteriorated credit quality	$1,045	$11,395	$-	$13,016	$10,295	$1,810	$37,561

NOTE J – LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At and For the Year Ended December 31, 2010
	Commercial	Commercial Real Estate	Commercial Real Estate- Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$306	$3,255	$1,207	$313	$-	$162	$5,243
Charge-offs	-	(2,217)	-	-	-	(37)	(2,254)
Recoveries	-	-	-	-	-	-	-
Provisions	348	3,884	890	1,486	-	247	6,855
Ending Balance	$654	$4,922	$2,097	$1,799	$-	$372	$9,844
Ending Balance: individually evaluated for impairment	$483	$2,965	$1,555	$61	$-	$192	$5,256
Ending Balance: collectively evaluated for impairment	$171	$1,957	$542	$1,738	$-	$180	$4,588
Ending Balance: loans acquired with deteriorated credit quality*	$-	$5,872	$-	$1,289	$4,798	$361	$12,320

*These amounts represent credit marks established on loans acquired in merger which are netted against loans and not included in allowance for loan loss

NOTE J – LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At and For the Year Ended December 31, 2010
	Commercial	Commercial Real Estate	Commercial Real Estate- Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In Thousands)
Loans Receivable:
Ending balance	$36,125	$273,177	$18,055	$358,503	$19,142	$204,686	$909,688
Ending balance: individually evaluated for impairment	1,651	26,822	4,870	2,570	-	982	36,895
Ending balance: legacy Roma loans collectively evaluated for impairment	11,684	162,941	13,185	292,319	3,301	142,637	626,067
Ending balance: acquired loans collectively evaluated for impairment	22,790	70,713	-	55,028	139	59,278	207,948
Ending balance: loans acquire with deteriorated credit quality	$-	$12,701	$-	$8,586	$15,702	$1,789	$38,778

NOTE J – LOANS RECEIVABLE, NET (Continued)

The following table summarizes information in regards to troubled debt restructurings for the nine months ended September 30, 2011 (dollars in thousands):
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Commercial real estate	5	$ 7,051	$ 8,833

There were no troubled debt restructurings that subsequently defaulted.

As indicated in the table above, the Company modified five commercial real estate loans during the nine months ended September 30, 2011.  The five loans modified were to one borrower and were restructured into one loan.  As a result of the modified terms of the new loan, the Company extended the maturity of three of the modified loans and accelerated the term of the remaining two modified loans.  The effective interest rate of the new terms of the modified loans was reduced when compared to the weighted average interest rate of the original terms of the modified loans.  The Company compared the fair value of the modified loan to the carrying amount of the original loans and determined that the modified terms did not require recognition of impairment due to the fair value of the modified loan exceeding the carrying amount of the original loans, combined with the fact that the Company received additional collateral under the terms of the modification.  The borrower has remained current since the modification.

NOTE K - DEPOSITS

A summary of deposits by type of account as of September 30, 2011 and December 31, 2010 is as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand:
Non-interest bearing checking	$62,653	0.00%	$64,778	0.00%
Interest bearing checking	194,758	0.22%	177,317	0.30%
	257,411	0.21%	242,095	0.22%
Savings and club	521,766	0.57%	439,037	0.79%
Certificates of deposit	820,076	1.69%	822,428	1.83%
Total	$1,599,253	1.08%	$1,503,560	1.27%

At September 30, 2011, the Company had contractual obligations for certificates of deposit that mature as follows (in thousands):

One year or less	$499,821
After one to three years	233,919
After three years	86,336
Total	$820,076

NOTE L – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	Estimated
	Useful	September 30,	December 31,
	Lives	2011	2010
Land for future development	-	$1,054	$1,054
Construction in progress	-	161	153
Land and land improvements	-	5,428	5,428
Buildings and improvements	20-50 yrs	45,061	43,481
Furnishings and equipment	3-10 yrs.	12,299	11,761
Total premises and equipment		64,003	61,877
Accumulated depreciation		16,285	14,522
Total		$47,718	$47,355

NOTE M – REAL ESTATE AND OTHER REPOSSESSED ASSETS OWNED

The changes in real estate owned and other repossessed assets were as follows:

	2011	2010
	(In Thousands)

Beginning balance-January 1,	$3,689	$1,928
Assets acquired in merger	-	2,593
Assets transferred in	3,060	2,068
Net proceeds from sales	(2,344)	(2,323)
Net gain (loss) on sales	(87)	128
Impairment charge	(20)	(705)
Balance at September 30, 2011 and December 31, 2010	$4,298	$3,689

NOTE N – REAL ESTATE HELD FOR SALE

The Company acquired in the merger a former branch site and a loan center. At September 30, 2011, both of those locations were available for sale and carried at lower of cost or market.

NOTE O –FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE AND SUBORDINATED DEBENTURES

At September 30, 2011, the Banks had outstanding amortizing FHLBNY advances as follows (dollars in thousands):

	September 30, 2011
	Amount	Interest Rate

Maturing:
February 1, 2016	$461	2.11%
March 14, 2016	920	1.79%
Total amortizing loans	$1,381

There were no outstanding amortizing FHLBNY advances as of December 31, 2010.

At September 30, 2011 and December 31, 2010, Roma Bank and RomAsia Bank had outstanding FHLBNY advances totaling $32 million and $35.0 million, respectively. The borrowings are as follows (in thousands):

09/30/2011	12/31/2010	Interest Rate	Maturity Date	Call Date

$ 23,000	$23,000	3.90%	10/29/2017	-
-	1,500	0.90%	03/21/2011	-
750	-	0.60%	02/22/2012	-
3,500	3,500	1.47%	03/19/2012	-
750	-	1.17%	02/22/2013	-
1,500	1,500	2.09%	03/19/2013	-
500	500	1.52%	12/23/2013	-
500	-	1.73%	02/24/2014	-
500	500	2.08%	12/22/2014	-
500	500	2.61%	12/21/2015	-
500	500	3.08%	12/21/2016	-
-	3,500	0.33%	01/31/2011	-
$ 32,000	$ 35,000

Securities sold under agreements to repurchase are treated as financings and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at September 30, 2011 and December 31, 2010. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015, at 3.22%; $20.0 million maturing in 2018, callable at 08/22/11, at 3.51%; and $10.0 million maturing in 2018, callable at 08/22/13, at 3.96%. The repurchase agreement is collateralized by securities described in the underlying agreement which are held in safekeeping by the FHLBNY. At September 30, 2011, the fair value of the mortgage-backed securities used as collateral under the repurchase agreement was approximately $53.3 million.

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

NOTE P –RETIREMENT PLANS

Components of net periodic pension cost for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Service cost	$136	$96	$408	$288
Interest cost	173	155	519	465
Expected return on plan assets	(193)	(144)	(579)	(432)
Amortization of unrecognized net loss	86	61	258	183
Amortization of unrecognized past service liability	4	4	12	12

Net periodic benefit expense	$206	$172	$618	$516

The Company expects to make contributions of approximately $791,000 during 2011.

NOTE Q – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit.  Outstanding loan commitments at September 30, 2011 were as follows (in thousands):

September 30, 2011
Residential mortgage and equity loans	$15,444
Commercial loans committed not closed	33,833
Commercial lines of credit	31,396
Consumer unused lines of credit	59,072
Commercial letters of credit	1,504
$141,249

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at September 30, 2011 and December 31, 2010 is as follows (in thousands):

	September 30, 2011	December 31, 2010
Standby letters of credit	$1,504	$3,400
Outstanding loan and credit line commitments	$139,745	$85,159

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third

NOTE Q – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (continued)

party fails to perform under a non-financial contractual obligation.  Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The current amount of the liability related to guarantees under standby letters of credit issued is not material as of September 30, 2011.

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

The Banks have non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2011: (In thousands)

Year Ended September 30:

2012	$1,170
2013	1,106
2014	990
2015	825
2016	847
Thereafter	8,824
Total Minimum Payments Required	$13,762

Included in the total required minimum lease payments is $1,679,000 of payments to the LLC. The Company eliminates these payments in consolidation.

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

NOTE R – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value September 30, 2011
	(In Thousands)
Mortgage backed securities-U.S. Government Sponsored Enterprises (GSE’s)	$-	$22,595	$-	$22,595
Obligations of state and political subdivisions	-	6,551	-	6,551
U.S. Government (including agencies)	-	10,614	-	10,614
Corporate bond	-	892	-	892
Equity securities	-	52	-	52
Mutual funds	-	2,898	-	2,898
Securities available for sale	$-	$43,602	$-	$43,602

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

NOTE R – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value September 30, 2011
	(In Thousands)

Impaired loans	$-	$-	$16,567	$16,567
Real estate and other assets owned	$-	$-	$4,298	$4,298
Real estate held for sale	$-	$-	$1,152	$1,152

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs		(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2010
	(In Thousands)
Impaired loans	$-	$		$8,624	$8,624
Real estate owned	$-		$-	$3,689	$3,689
Real estate held for sale	$-		$-	$1,164	$1,164

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

NOTE R – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010.

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

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans carried at fair value are those impaired loans in which the Company has measured impairment generally based on the fair value of the related loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at September 30, 2011 consists of the loan balances of $21.7 million, net of a valuation allowance of $5.1 million. The fair value at December 31, 2010 consists of the loan balances of $13.9 million, net of a valuation allowance of $5.2 million.

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

 Federal Home Loan Bank of New York Advances and Securities Sold Under Agreements to Repurchase (Carried at Cost)

Fair values of FHLBNY advances are determined by discounting the anticipated future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities. Securities sold under agreements to repurchase are estimated using discounted cash flow analysis, based on quoted prices for available borrowings with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

NOTE R – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Subordinated Debentures

The fair value estimate of subordinated debentures is determined by discounting future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments is not considered material as of September 30, 2011 and December 31, 2010.

The carrying amounts and estimated fair values of financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$159,120	$159,120	$89,587	$89,587
Securities available for sale	43,602	43,602	52,513	52,513
Investment securities held to maturity	215,425	217,067	244,421	238,785
Mortgage-backed securities held to maturity	458,210	480,272	421,114	425,462
Loans receivable	931,973	955,829	893,842	907,351
Federal Home Loan Bank of New York and ACBB Stock	5,578	5,578	4,789	4,789
Accrued interest receivable	6,671	6,671	8,030	8,030

Financial liabilities:
Deposits	1,599,253	1,606,161	1,503,560	1,516,093
Federal Home Loan Bank of New York Advances	33,381	37,433	35,000	37,969
Securities sold under agreements to Repurchase	40,000	45,558	40,000	43,311
Subordinated debentures	1,912	1,912	1,904	1,904
Accrued interest payable	670	670	830	830

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

NOTE S –OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive (loss), net of tax at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	(In Thousands)

Net unrealized income (loss) on securities available for sale	$719	$(739)
Tax effect	(301)	312
Net of tax amount	418	(427)

Minimum pension liability	(5,068)	(5,068)
Tax effect	2,032	2,032
Net of tax amount	(3,036)	(3,036)

Accumulated other comprehensive loss	$(2,618)	$(3,463)

The components of other comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 and their related tax effects are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30 2011	September 30, 2010
	(In Thousands)
Unrealized holding gains on available for sale securities:
Unrealized holding gains (losses) arising during the period	$791	$316	$1,537	$2,811
Reclassification adjustment for Realized gains on sales	(38)	(56)	(78)	(107)
Net unrealized gains (losses) on Securities available for sale	753	260	1,459	2,704
Tax effect	(316)	(108)	(614)	(1,122)

Other comprehensive income (loss)	$437	$152	$845	$1,582

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

General

Total assets increased by $107.4 million to $1.9 billion at September 30, 2011, compared to $1.8 billion at December 31, 2010. Total liabilities increased $101.3 million to $1.7 billion at September 30, 2011, compared to $1.6 billion at December 31, 2010.  Total stockholders’ equity increased $6.0 million to $218.5 million at September 30, 2011. The increase in assets was primarily funded by deposit growth of $95.7 million.  The increase in assets consists primarily of a $69.5 million increase in cash and cash equivalents, a $37.1 million increase in mortgage-backed securities held to maturity and a $38.1 million increase in loans receivable, net of allowance for loan losses.  These increases were partially offset by a $29.0 million decrease in investment securities held to maturity and an $8.9 million decrease in securities available for sale.

Deposits

Total deposits increased $95.7 million to $1.6 billion at September 30, 2011, compared to $1.5 billion at December 31, 2010.  Interest bearing demand deposits increased $17.4 million to $194.8 million at September 30, 2011.  Savings and club accounts increased $82.7 million to $521.7 at September 30, 2011, while non-interest bearing checking accounts decreased $2.1 million to $62.7 million and certificates of deposits decreased $2.3 million to $820.1 million at September 30, 2011.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investments (Including Mortgage-Backed Securities)

The investment portfolio decreased $810 thousand to $717.2 million at September 30, 2011, compared to $718.0 million at December 31, 2010. Securities available for sale decreased $8.9 million to $43.6 million at September 30, 2011, compared to $52.5 million at December 31, 2010, primarily due to sales and calls of government securities and municipal bonds.   Investments held to maturity decreased $29.0 million to $215.4 million at September 30, 2011, compared to $244.4 million at December 31, 2010, primarily due to calls of government agency securities. The Company has experienced high call volume on government agencies, primarily during the month of September 2011 as a result of historically low interest rates. Mortgage-backed securities increased $37.1 million to $458.2 million at September 30, 2011, compared to $421.1 million at December 31, 2010 primarily due to purchases of securities issued by the Federal National Mortgage Association. The Company seeks to deploy cash not utilized for loan originations into shorter term investments.

Loans

Net loans increased by $38.1 million to $932.0 million at September 30, 2011, compared to $893.8 million at December 31, 2010.  One to four family mortgages increased $33.9 million to $392.4 million at September 30, 2011, compared to $358.5 million at December 31, 2010. Multi-family and commercial mortgages increased $4.7 million to $278.3 million at September 30, 2011, compared to $273.6 million at December 31, 2010.  These increases were partially offset by a $3.4 million decrease in commercial loans to $33.1 million at September 30, 2011, compared to $39.2 million at December 31, 2010 and a $2.5 million decrease in construction loans to $38.9 million at September 30, 2011 compared to $41.4 million at December 31, 2010.

Other Assets

All other asset categories, except cash and cash equivalents, increased by an aggregate of $505 thousand from December 31,2010 to September 30, 2011.  This increase was primarily caused by increases in real estate owned, premises and equipment, FHLBNY and ACBB stock and other assets that were partially offset by decreases in accrued interest receivable and the deferred tax asset.

Borrowed Money

At September 30, 2011, the outstanding FHLBNY borrowings were $33.4 million, compared to $35.0 million at December 31, 2010.

The $1.6 million decrease in FHLBNY advances during the nine months ended September 30, 2011 was due to $5.1 million in principal repayments by RomAsia Bank, partially offset by borrowings of $3.5 million by RomAsia Bank.

Other Liabilities

All other liabilities increased $8.3 million in the aggregate to $34.5 million at September 30, 2011. This increase was primarily attributable to a $6.0 million increase in securities purchased and not settled as of September 30, 2011.

Stockholders’ Equity

Stockholders’ equity increased $6.0 million to $218.5 million at September 30, 2011 compared to $212.5 million at December 31, 2010. The net increase was primarily due to net income of $5.4 million, an increase of $845 thousand in other comprehensive income, $967 thousand in the equity effect of option and warrant costs and $408 thousand increase in Employee Stock Ownership Plan shares earned, these increases were offset by $1.7 million in dividend payments.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General

Net income increased $1.3 million to $2.1 million for the quarter ended September 30, 2011, compared to $823 thousand for the prior year period.  The increase was primarily due to a $1.7 million increase in net interest income after provision for loan losses and a favorable change in non interest expense of $454 thousand, partially offset by a decrease of $318 thousand in non interest income and an unfavorable change of $479 thousand in income tax expense.  The decrease in non-interest expense was primarily due to a decrease in the federal deposit insurance premiums and the acquisition and merger costs in the comparable period.

Interest Income

Interest income increased by $212 thousand to $18.4 million for the three months ended September 30, 2011 compared to $18.1 million for the prior year period. Interest income from loans increased $47 thousand to $11.7 million for the three months ended September 30, 2011.  The increase was primarily due to an increase in the portfolio, which was offset by a decrease in the weighted average interest rate on loans. Interest income from mortgage and consumer loans increased $110 thousand. The weighted average interest rates for mortgage and consumer loans at September 30, 2011 were 5.11% and 5.17%, respectively, compared to 5.63% and 5.39%, respectively, at September 30, 2010.  Interest income from commercial and multifamily mortgage loans and commercial loans decreased $41 thousand from period to period.  The combined weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 5.37% and 6.0% at September 30, 2011 and 2010, respectively. Interest income was constrained by the protracted low rate environment.

Interest income from mortgage-backed securities increased $1.0 million over the comparable quarter in 2010. The increase was primarily due to the increase in the portfolio balance from year to year.  Interest income from investments held to maturity decreased $786 thousand for the quarter ended September 30, 2011, compared to the prior year period. This decrease was due to a decrease in interest rates from year to year and a lower average portfolio balance during the majority of 2011. Interest income on securities available for sale decreased $37 thousand from period to period.  Interest income from other interest earning assets decreased $37 thousand for the three months ended September 30, 2011, compared to the same period in 2010.  This decrease was primarily due to lower interest rates on overnight investments.

Interest Expense

Interest expense decreased $401 thousand for the three month period ended September 30, 2011 to $5.3 million compared to $5.7 million for the three months ended September 30, 2010. The decrease was primarily related to interest expense on deposits. Total average deposits were $197.4 million higher during the three months ended September 30, 2011, compared to the prior year period, primarily as a result of the acquisition of Sterling in July 2010. The effect of the increased portfolio was offset by a decrease in the weighted average interest rate of 24 basis points to 1.08% at September 30, 2011.

Provision for Loan Losses

The loan loss provision for the three months ended September 30, 2011 decreased $1.1 million to $771 thousand. The decrease was primarily due to minimal additions to specific reserves. In the third quarter of 2010, the Company added $700 thousand of specific reserves on one loan. The allowance is representative of the risk profile of the loan portfolio and loan growth. Impaired loans with specific reserves decreased $0.6 million to $16.6 million at September 30, 2011, compared to $13.3 million, at September 30, 2010.  These loans remain well collateralized and where needed, appropriate specific reserves have been established.  The Company is taking a proactive approach in identifying loans at an early stage that may be experiencing cash flow deterioration or collateral weakening even though the loan remains current.  The Company obtains new appraisals at least annually on the majority of its substandard assets.

Non-Interest Income

Non-interest income decreased $318 thousand for the three months ended September 30, 2011 compared to the prior year period primarily due to a decline in fees and service charges on deposits and loans. This decrease is primarily related to a small decrease in NSF fees and checking accounts fees and a decrease of $260 thousand in loan fees.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Non-Interest Expense

Non-interest expense decreased $454 thousand to $10.7 million for the three months ended September 30, 2011, compared to $11.1 million for the three months ended September 30, 2010. This decrease was primarily due to expenses in 2010 related to the merger, a favorable change in the loss on real estate owned and an appreciable decrease in federal deposit insurance premiums for the three months ended September 30, 2011 compared to the prior year period.  The decrease in federal deposit insurance premiums was due to a change in the required insurance premium calculation to an asset based one that occurred in 2011.  The change in the calculation of the base of the FDIC premium benefitted the Company.These decreases were partially offset by an increase of $154 thousand in salaries and employee benefits to $6.1 million in the current quarter, compared to the same period in the prior year. This increase was primarily the result of an increase in full-time employees acquired in the merger that occurred within the prior year comparable period.

Other non-interest expenses increased $266 thousand to $1.5 million for the three months ended September 30, 2011.

Provision for Income Taxes

Income tax expense increased $479 thousand to $1.0 million for the three months ended September 30, 2011, compared to $552 thousand for the three months ended September 30, 2010, primarily as a result of higher pre-tax income compared to the prior year period, partially offset by a lower effective tax rate due to the majority of the merger related expenses not being tax deductible in the prior year period. Income tax expense represented an effective rate of  32.3% for the three months ended September 30, 2011, compared to 39.6% in the prior year quarter. The Company pays a state tax rate of 3.6% on the taxable income of the Investment Company and 9.0% on the taxable income of the other entities.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General

Net income increased $1.5 million to $5.4 million for the nine months ended September 30, 2011, compared to $3.9 million for the prior year period.  The increase was primarily due to an increase of $7.7 million in net interest income, after the provision for loan losses, reduced by an increase of $5.4 million in other non-interest expense.

Interest Income

Interest income increased by $7.5 million to $55.7 million for the nine months ended September 30, 2011, compared to $48.2 million for the prior year period. Interest income from loans increased $6.8 million to $35.1 million for the nine months ended September 30, 2011. The increase in interest income from loans was primarily due to growth in the loan portfolio, offset to some degree by a decrease in the weighted average interest rate on loans. Interest income from residential mortgage loans increased $2.8 million over the comparable nine month period ended September 30, 2010, while interest income from equity loans increased approximately $1.2 million.  The weighted average interest rates for mortgage and equity loans at September 30, 2011 were 5.11% and 5.17%, respectively, compared to 5.63% and 5.39%, respectively, at September 30, 2010.  Interest income from commercial and multifamily mortgage loans and commercial loans increased $2.9 million from year to year.  The combined weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 5.37% at September 30, 2011 and 6.00% at September 30, 2010.  The increase is primarily due to  nine months of income in 2011 on the loans acquired in July 2010.

Interest income from mortgage-backed securities increased $3.2 million over the comparable nine month period in 2010 due to an increase in the portfolio, and the securities acquired in the July 2010 merger. Interest income from investments held to maturity decreased $2.7 million for the nine months ended September 30, 2011, as compared to September 30, 2010. The decrease was primarily related to calls on held to maturity investments combined with a decrease in interest rates on the held to maturity portfolio. Interest income on securities available for sale increased $220 thousand from year to year.

Interest Expense

Interest expense increased $795 thousand for the nine month period ended September 30, 2011 to $16.0 million, compared to $15.2 million for the nine months ended September 30, 2010. The increase was primarily related to interest expense on deposits. Total average deposits increased $363.9 million for the nine months ended September 30, 2011, compared to the prior year period, primarily as a result of the acquisition of Sterling in July 2010. The effect of the increased portfolio was offset by a decrease in the weighted average interest rate of 24 basis points to 1.08% at September 30, 2011.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Loan Losses

The loan loss provision for the nine months ended September 30, 2011 decreased $1.0 million to $2.9 million, compared to the comparable prior year period. The decrease was primarily due to minimal additions to the specific reserves. In September 2010, the Company added $700 thousand of specific reserves on one loan.  The allowance is representative of the risk profile of the loan portfolio and loan growth from period to period. Impaired loans with specific reserves decreased $0.6 million to $16.6 million, at September 30, 2011, compared to $13.3 million at September 30, 2010.  These loans remain well collateralized and where needed, appropriate specific reserves have been established.  The Company is taking a proactive approach in identifying loans at an early stage that may be experiencing cash flow deterioration or collateral weakening even though the loan remains current.  The Company obtains new appraisals at least annually on a majority of its substandard assets.

Non-Interest Income

Non-interest income decreased $354 thousand for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.  The net decrease was primarily due to a $107 thousand unfavorable change in the realized loss on real estate owned and a decrease in fees and service charges on deposits and loans which were partially offset by increases in income earned on bank-owned life insurance and in the net gain on sale from available for sale securities.

Non-Interest Expense

All of the non-interest expense categories were impacted by the merger with Sterling in July 2010.  The merger increased overall costs as we  increased our branch network from fourteen to twenty four branches.

Non-interest expense increased $5.4 million to $32.9 million for the nine months ended September 30, 2011, compared to $27.5 million for the nine months ended September 30, 2010. Salaries and related benefits increased $3.3 million to $18.3 million for the nine months ended September 30, 2011, compared to $15.0 million for the same period in the prior year. This increase represents an overall increase in full time equivalents and staff acquired in the merger.  Other non-interest expenses increased $1.2 million to $4.4 million for the nine months ended September 30, 2011, due to increases in professional fees and other office related expenses resulting from the merger with Sterling.  Non-interest expense benefited by $882 thousand during the nine months ended September 30, 2011 from the absence of merger related expenses incurred during the same period in 2010.  Federal Deposit Insurance premiums increased during the nine months ended September 30, 2011, compared to the same period in 2010 due to the increase in deposits as a result of the merger.

Provision for Income Taxes

Income tax expense increased by $421 thousand to $2.6 million for the nine months ended September 30, 2011, compared to $2.1 million for the nine months ended September 30, 2010 primarily due to the increase in taxable income. Income tax expense represented an effective rate of 31.8% for the nine months ended September 30, 2011, compared to 35.0% in the prior year. The decrease in the effective tax rate is primarily due to a lower percentage of tax free income to taxable income from period to period and merger expenses in 2010, a majority of which was not deductible. The Company pays a state tax rate of 3.6% on the taxable income of the Investment Company and 9.0% on the taxable income of the other entities.

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

Any such increase in provisions would result in a reduction to our earnings. A change in economic conditions could also adversely affect the value of properties collateralizing real estate loans, resulting in increased charges against the allowance and reduced recoveries, and require increased provisions to the allowance for loan losses. Furthermore, a change in the composition, or growth, of our loan portfolios could result in the need for additional provisions.

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

New Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, to clarify the accounting principles applied to loan modifications. ASU No. 2011-02 was issued to address the recording of an impairment loss in FASB ASC 310, Receivables. ASU No. 2011-02 adds text to the scope guidance Section 310-40-15 that is meant to help determine when a lender has granted a concession on their terms of a loan. The added material also provides criteria that should be used to help determine when the loan restructuring delays a payment by a length of time that is considered insignificant and when the borrower is having financial problems. For public companies the effective date is for the first interim or annual period beginning on or after June 15, 2011, or later with retrospective application to the beginning of the fiscal year for loans that are restructured during the year in which the changes are adopted. The Company adopted this update as of the quarter beginning July 1, 2011 with retrospective application to the beginning of the year.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This update provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments do not affect how earnings per share is calculated or presented.  This update is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively.  The adoption of this update will not impact the Company’s financial condition or results of operations, but will result in a change in presentation of other comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  ASU No. 2011-08 provides entities with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any.  Under the amendments in ASU No. 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.  An entity may resume performing the qualitative assessment in any subsequent period.  The amendments enacted by ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of this update will not impact the Company’s financial condition or results of operations, but will result in a new approach to performing the Company’s annual goodwill impairment assessment.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company’s assets and liabilities are monetary in nature.  Consequently, the Company’s most significant form of market risk is interest rate risk.  The Company’s assets, consisting primarily of mortgage loans, have generally longer maturities than the Company’s liabilities, consisting primarily of short-term deposits.  As a result, a principal part of the Company’s business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the nine months ended September 30, 2011.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk (Continued)

Net Portfolio Value

The Company’s interest rate sensitivity is monitored by management through the use of the a regulatory model which estimates the change in the Company’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  Our regulator produces its analysis based upon data submitted on the Company’s quarterly Thrift Financial Reports.  Additionally, the Company engages a consultant to perform a quarterly interest rate risk analysis which measures the economic value of equity, the effect of interest rate sensitivity on net income as well as the NPV approach.  The following table sets forth Roma Bank’s NPV as of June 30, 2011, the most recent date the NPV was calculated by the OTS (in thousands):

Change In				NPV as Percent of Portfolio
Interest rates	NPV			Value of Assets
In Basis Points		Dollar	Percent	NPV	Change in
(Rate Shock)	Amount	Change	Change	Ratio	Basis Points

+300bp	$ 97,193	$ (119,914)	(55)%	5.86%	(616)bp
+200bp	140,375	(76,733)	(35)%	8.20%	(381)bp
+100bp	182,347	(34,760)	(16)%	10.35%	(166)bp
0bp	217,107	-	0%	12.01%	-
-100bp	247,991	30,883	14%	13.42%	141bp

(1)	The -200 bp and -300 bp scenario’s are not shown due to the low prevailing interest rate environment.

The following table sets forth RomAsia Bank’s NPV as of June 30, 2011, the most recent date the NPV was calculated by the OTS (in thousands):

Change In				NPV as Percent of Portfolio
Interest rates	NPV			Value of Assets
In Basis Points		Dollar	Percent	NPV	Change in
(Rate Shock)	Amount	Change	Change	Ratio	Basis Points

+300bp	$ 2,838	$ (12,599)	(82)%	2.27%	(877)bp
+200bp	7,227	(8,209)	(53)%	5.55%	(548)bp
+100bp	11,465	(3,972)	(26)%	8.48%	(255)bp
0bp	15,437	-	0%	11.04%	-
-100bp	18,175	2,739	18%	12.71%	167bp

(1)	The -200 bp and -300 bp scenario’s are not shown due to the low prevailing interest rate environment.

Management of the Company believes that there has not been a material adverse change in the market risk during the nine months ended September 30, 2011.

ITEM 4 – Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and

ITEM 4 – Controls and Procedures (Continued)

procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2011.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2011.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

There were no material pending legal proceedings at September 30, 2011 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – Risk Factors

Management does not believe there were any material changes to the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2010 during the most recent quarter, except for the potential impact of the dividend waiver.

In accordance with OTS policies, our mutual holding company, the MHC has historically waived receipt of all or substantially all of dividends paid by the Company.  These dividend waivers have allowed the Company to pay higher dividends than would otherwise be feasible without the waiver.  Pursuant to the Dodd-Frank Act, the Federal Reserve has assumed jurisdiction over dividend waivers by federal mutual holding companies, like the MHC.  Under regulations recently adopted by the Federal Reserve on an interim final basis, requests for approvals of dividend waivers will be subject to additional requirements.  Any application for a waiver of dividends must include a description of the conflict of interest that exists because of a mutual holding company director’s ownership of stock in the subsidiary declaring the dividend and any actions taken to address the conflict, such as waiver by the directors of their right to receive dividends.  In addition, waivers of dividends must be approved by the mutual holding company’s members at least every 12 months pursuant to a proxy statement with a detailed description of the dividend waiver and reasons therefore.  The new regulation requirements will increase the costs of obtaining dividend waivers and may affect the ability of the MHC to obtain such waivers which could have an impact on the Company’s dividend policies.

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

ROMA FINANCIAL CORPORATION
(Registrant)

Date:	November __, 2011	/s/ Peter A. Inverso
Peter A. Inverso
President and Chief Executive Officer

Date:	November __, 2011	/s/ Sharon L. Lamont
Sharon L. Lamont
Chief Financial Officer