Form 10-K
period 2011-12-31
ROMA FINANCIAL CORP
filed 2012-03-05
CIK 1355823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2011
- OR -
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ YES   ☒   NO

As of February 29, 2012 there were 30,320,927 shares of common stock outstanding.

The aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant on June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $103.2 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders. (Part III)

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: The strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; market volatility; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

Roma Financial Corporation, MHC is a federally-chartered mutual holding company that was formed in January 2005 in connection with the mutual holding company reorganization. Roma Financial Corporation, MHC has not engaged in any significant business since its formation. So long as Roma Financial Corporation MHC is in existence, it will at all times own a majority of the outstanding stock of the Company.  The MHC and the Company are now regulated as savings and loan holding companies by the Board of Governors of the Federal Researve Bank (“Federal Reserve”) as successors to the Office of Thrift Supervision (“OTS”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

Roma Bank is a federally-chartered stock savings bank. It was originally founded in 1920 and received its federal charter in 1991. Roma Bank’s deposits are federally insured by the Deposit Insurance Fund as administered by the Federal Deposit Insurance Corporation. Roma Bank is regulated by the Office of the Controller of the Currency (“OCC”) as successor to the OTS.

RomAsia Bank is a federally-chartered stock savings bank. It received all regulatory approvals and began operation on June 23, 2008. RomAsia Bank is regulated by the OCC as successor to the OTS. Roma Bank and RomAsia Bank are collectively referred to herein as (the “Banks”).

The Banks offer traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank operates from its main office in Robbinsville, New Jersey, and twenty-three branch offices located in Mercer, Burlington,  Camden and Ocean Counties, New Jersey. RomAsia Bank operates from two branches located in Monmouth Junction and Edison, New Jersey. As of December 31, 2011, the Banks, and their subsidiaries, had 302 full-time employees and 64 part-time employees. Roma Bank maintains a website at www.romabank.com. RomAsia Bank maintains a website at www.romasiabank.com.

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

On July 16, 2010, the Company completed its acquisition of Sterling Banks, Inc., the holding company for Sterling Bank.  The consideration paid in the transaction to stockholders of Sterling Banks, Inc. consisted of $2.52 per share or $14,725,000 in cash.

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

Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, de novo banks, and credit unions located in our primary market area. We also compete with mortgage banking and finance companies for real estate loans and with commercial banks and savings institutions for consumer and commercial loans, and we face competition for funds from investment products such as mutual funds, short-term money funds and corporate and government securities. There are large competitors operating throughout our total market area, and we also face strong competition from other community-based financial institutions. Approximately ten other institutions operate in the Banks’ market area, with asset sizes ranging from $150 million to $50+ billion.  As of June 30, 2011, Roma was fourth in market share in Mercer County and sixth in Burlington County.

Lending Activities

Analysis of Loan Portfolio

We have traditionally focused on the origination of one- to four-family loans, which comprise approximately 40.2%  of the total loan portfolio. We also provide financing for commercial real estate, including multi-family dwellings, service/retail and mixed-use properties, churches and non-profit properties, and other commercial real estate. After real estate mortgage lending, consumer lending is our next largest category of lending and is primarily composed of home equity loans and lines of credit. We also originate construction loans for individual single-family residences and commercial loans to businesses and non-profit organizations, generally secured by real estate.

Loan Portfolio Composition. The following table analyzes the composition of our loan portfolio by loan category at the dates indicated. Except as set forth below, there were no concentrations of loans exceeding 10% of total loans.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:

Real estate mortgage - one-to-four family	$394,206	40.24%	$358,503	39.41%	$251,937	42.21%	$230,956	43.63%	$219,900	46.52%
Real estate mortgage - multi-family and commercial	292,646	29.87	273,177	30.03	172,334	28.87	128,990	24.37	80,537	17.04
Commercial business	39,184	4.00	36,125	3.97	12,302	2.06	5,762	1.09	3,918	0.83
Consumer:
Home equity and second mortgage	217,472	22.20	202,926	22.31	133,199	22.32	133,855	25.28	130,085	27.52
Other	1,381	0.14	1,760	0.19	1,024	0.16	943	0.17	1,127	0.24
Total consumer loans	218,853	22.33	204,686	22.50	134,223	22.48	134,798	25.45	131,212	27.76
Construction	34,851	3.56	37,197	4.09	26,162	4.38	28,899	5.46	37,119	7.85
Total loans	979,740	100.00%	909,688	100.00%	596,958	100.00%	529,405	100.00%	472,686	100.00%
Less:
Construction loans in process	10,796		5,339		5,524		6,543		12,037
Allowance for loan losses	5,416		9,844		5,243		2,223		1,602
Deferred loan (costs) and fees, net	1,139		663		432		233		174
	17,351		15,846		11,199		8,999		13,813
Loans receivable, net	$962,389		$893,842		$585,759		$520,406		$458,873

Loan Maturity Schedule. The following tables set forth the maturity of our loan portfolio at December 31, 2011. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. Loans are stated in the following tables at contractual maturity and actual maturities could differ due to prepayments.

	Real estate mortgage- One-to-four family	Real estate mortgage - Multi-family and commercial	Commercial Business	Home equity and second mortgage loans	Other	Construction	Total
	(In thousands)
Amounts Due:
Within 1 Year	$5,387	$34,657	$14,573	$328	$1,149	$34,851	$90,945
After 1 year:
1 to 3 years	2,355	22,453	9,250	3,158	139	—	37,355
3 to 5 years	1,672	25,433	5,715	12,756	92	—	45,668
5 to 10 years	27,615	42,669	2,790	54,888	1	—	127,963
10 to 15 years	71,959	54,921	4,761	51,674	—	—	183,315
Over 15 years	285,218	112,513	2,095	94,668	—	—	494,494
Total due after one year	388,819	257,989	24,611	217,144	232	—	888,795

Total amount due	$394,206	$292,646	$39,184	$217,472	$1,381	$34,851	$979,740

The following table sets forth the amount of all loans at December 31, 2011 that are due one year or more after December 31, 2011.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

Real estate mortgage - one-to-four family	$361,116	$27,703	$388,819
Real estate mortgage - multi-family and commercial	44,377	213,612	257,989
Commercial business	9,322	15,289	24,611
Construction	—	—	—
Consumer:
Home equity and second mortgage loans	165,915	51,229	217,144
Auto and other	232	—	232
Total	$580,962	$307,833	$888,795

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

Account loans. The Banks grant loans to customers of the Banks collateralized by deposits in specific types of savings/time deposit accounts. Money market deposit passbook accounts are not eligible for account loans. A ninety percent advance rate is provided at pricing three percent above the interest rate paid on the collateral account.

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

Commercial Lending. Though Roma Bank has historically made loans to businesses and not-for-profit organizations, it formalized its commercial lending activities in 2003 with the establishment of a Commercial Loan Department. RomAsia Bank has offered commercial loan products since the time of opening.

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

We typically require personal guarantees on majority of commercial loans. Values are established by conforming real estate appraisals. The Banks’ guidelines for commercial real estate collateral are currently as follows:

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

The pricing for fixed rate commercial real estate mortgage loans provides for rate adjustments after an initial term (generally five years), and at each anniversary thereafter, based on a margin plus the Banks’ Reference Rate which is published in the Wall Street Journal as the prime interest rate, the LIBOR rate, the 5 year Federal Home Loan Bank of New York rate (“FHLBNY”) or the Federal Reserve 5 year, H-15, constant maturity Treasury rate, as applicable.

The variable rate loans are indexed to various indices including Wall Street Journal Prime, the FHLB rate or LIBOR.

Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial loans, therefore, have greater credit risk than residential mortgage or consumer loans. In addition, commercial loans generally result in larger balances to single borrowers, or related groups of borrowers, than one- to four-family loans. Commercial lending also generally requires substantially greater evaluation and oversight efforts.

Construction Lending. We originate construction loans for residential and commercial land acquisition and development, including loans to builders and developers to construct one- to four-family residences on undeveloped real estate, and retail, office, warehouse and industrial or other commercial space. Disbursements are made in accordance with an inspection report by an architect or, in the case of construction loans up to $500 thousand, an inspection report by an approved appraiser or Bank personnel. Our construction lending includes loans for construction or major renovations or improvements of borrower-occupied residences; however, the majority of this portfolio is commercial in nature.

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

Construction lending is generally considered to involve a higher degree of credit risk than residential mortgage lending. If the estimate of construction cost proves to be inaccurate, we may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500 thousand or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of December 31, 2011, Roma Bank’s loans to one borrower legal limit were $26.4 million. However, Roma Bank has set an internal limit of $5.0 million for the origination of loans to one borrower. RomAsia Bank’s legal limit is $2.3 million with and internal limit of $1.5 million.

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

At December 31, 2011, Roma Bank’s largest single borrower had an aggregate loan balance of approximately $8.7 million, secured by commercial real estate. The second largest single borrower had an aggregate loan balance of approximately $7.9 million, secured by commercial real estate. The third largest borrower had in aggregate a loan of $7.3 million comprised of commercial real estate loans.  At December 31, 2011, the loans of these three borrowers were current and performing in accordance with the terms of their loan agreements.

Loan Originations, Purchases, Sales, Solicitation and Processing. The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Loan originations and draws:
Real estate mortgage - one-to-four family	$118,774	$101,590	$90,954
Real estate mortgage - multi-family and commercial	65,540	31,962	32,747
Commercial business	10,251	25,279	853
Construction	3,986	5,244	10,445
Consumer:
Home equity loans and second mortgage	71,567	59,100	29,554
Passbook or certificate	380	586	415
Other	—	—	—
Total loan originations	270,498	223,761	164,968
Loan purchases, loans acquired in merger	—	272,313	11,100
Loans sold (mortgage loans)	24,492	20,343	9,130
Loan principal repayments	175,954	163,021	98,366
Total loans sold and principal repayments	200,446	183,364	107,496
Increase (decrease) due to other items	—	—	—
Net increase in loan portfolio	$70,052	$312,710	$68,572

Sources of loan applications include repeat customers, referrals from realtors and other professionals, commissioned home mortgage consultants and “walk-in” customers. Our residential loan originations are largely reputational and advertisement driven.

The Banks adhere to the residential mortgage underwriting standards of the Mortgage Partnership Finance Program of the Federal Home Loan Bank of New York, as well the standards of Fannie Mae and Freddie Mac. From time to time, the Banks’ sells thirty year fixed rate mortgages that qualify for sale in the secondary mortgage market in order to lessen its interest rate risk.

In November 2003, Roma Bank entered into an Agreement with the Federal Home Loan Bank of New York to sell residential mortgages as a participating institution in its Mortgage Partnership Finance Program. Roma Bank agreed to deliver loans under a $5.0 million Master Commitment which was subsequently increased in 2006 to $10.0 million, to $15.0 million in 2008, and to $25 million which was renewed in 2011.   Sales commenced in 2004 and, through December 31, 2011, $36.0 million in loans had been delivered to the MPF program. In addition to an origination premium, the Bank also realizes income  from credit enhancement fees and loan servicing income. During 2011,  Roma Bank sold $17.9 million of loans. During 2011, Roma Bank also sold $526 thousand of loans to the Federal Home Loan Mortgage Corp. RomAsia Bank also sold $788 thousand of residential mortgage loans in 2011.

The Company did not purchase loans from any third parties in the year ended December 31, 2011. At December 31, 2011, the total outstanding balance of loan participations purchased was $10.6 million, representing participations in commercial construction loans with area banks and thrifts.

Loan Approval Procedures and Authority. Lending policies and loan approval limits are approved and adopted by the Boards of Directors. Loan committees have been established to administer lending activities as prescribed by lending policies. Two committee members may together approve non-commercial loans up to $500 thousand. A majority of members is required to approve non-commercial loans that contain credit policy exceptions, with the condition that the President, the Chairman, or Executive Vice President is one of the approving members. Non-commercial loans over $500 thousand require the approval of the Boards of Directors.

Commercial lending approval authority is as follows: up to $750 thousand, any two of the following: a commercial loan officer and either the senior vice president of lending, or the President or the Executive Vice President; over $750 thousand and up to $1.5 million, any two of the following: the Senior Vice President of Lending and the President or the Executive Vice President; over $1.5 million and up to $5.0 million, the loan committee; and over $5.0 million and up to 10% of the total assets of theRoma Banks, the Boards of Directors.

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

Loans are reviewed on a regular basis and are placed on non-accrual status when they are more than ninety days delinquent, with the exception of a passbook loan, the outstanding balance of which is collected from the related passbook account along with accrued interest and a penalty when the loan is 120 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan for financial statement purposes.  At December 31, 2011, approximately $45.0 million of loans were on a non-accrual basis.

Non-Performing Assets. The following table provides information regarding our non-performing loans.   As of December 31, 2011 and 2010, Roma Bank also had non-performing assets in the form of real estate owned of $3.3 million and $3.7 million, respectively. During the fourth quarter of 2011, Roma Bank charged off its specific allowance for loan losses against the related nonperforming loans. At December 31, 2011, the allowance for loan losses totaled $5.4 million, non-performing loans totaled $45.0 million, and the ratio of allowance for loan losses to non-performing loans was 12.04%. Management believes that the non-performing loans are well secured and that adequate impairments have been recognized to absorb any losses which may occur upon the ultimate resolution. The legacy Roma loan portfolio includes 61 non-performing loans totaling $23.4 million to 21 borrowers.  The portfolio includes $17.9 million in commercial real estate loans, $2.9 million in commercial construction loans, $0.5 million of commercial loans secured by other than real estate, and $5.6 million of residential mortgage and equity loans. The ratio of allowance for loan losses to legacy Roma non-performing loans was 23.1%.  Non-performing loans also includes $19.9 million of non-performing loans acquired from Sterling net of $4.0 million of credit marks.  The loans primarily consist of $10.0 million of residential construction loans, $1.5 million in commercial real estate loans, and $8.4 million of mortgage and equity secured by other than real estate.  RomAsia Bank has $1.6 million of non-performing loans.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:

Residential real estate and construction	$21,933	$14,761	$1,173	$754	$406

Home equity and second mortgage loans	1,964	1,120	629	44	—

Commercial, commercial real estate and const.	21,080	24,529	12,987	9,510	6,483

Total	44,977	40,410	14,789	10,308	6,889

Total non-performing loans	44,977	40,410	14,789	10,308	6,889

Real estate owned	3,276	3,689	1,928	68	—

Total non-performing assets	$48,253	$44,099	$16,717	$10,376	$6,889

Total non-performing loans to total loans	4.59%	4.44%	2.48%	1.98%	1.46%

Total non-performing loans to total assets	2.38%	2.22%	1.13%	0.96%	0.76%

Total non-performing assets to total assets	2.56%	2.42%	1.27%	0.96%	0.76%

During the year ended December 31, 2011, gross interest income of $2.2 million would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $342 thousand of interest from cash payments on such loans was included in income for the year ended December 31, 2011.

Classified Assets. Management, complies with the OCC guidelines, has instituted an internal loan review program, whereby non-performing loans are classified as substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is charged-off.

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

	At December 31,
	2011	2010	2009
	(In thousands)

Special Mention	$18,653	$29,803	$11,042
Substandard	70,199	59,933	25,908
Doubtful	—	—	—
Loss	—	—	—
Total	$88,852	$89,736	$36,950

At December 31, 2011, $41.8 million of the loans classified as “substandard” are also classified as non-performing assets. The substandard loans not categorized as non-performing are primarily secured by real estate and consist of $21.3 million of commercial loans and $7.1 million of residential and consumer loans. Total classified loans at December 31, 2011 and 2010, include of $39.9 million and $38.8 million, respectively, of loans acquired in the Sterling Bank merger.

Allowance for Loan Losses (“ALLL”). The allowance for loan losses is a valuation account that reflects our estimation of the losses in our loan portfolio to the extent they are both probable and reasonable to estimate. The allowance is established through provisions for loan losses that are charged to income in the period they are established. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance.

In order to comprehensively address periodic provisioning and the resultant ALLL, the Banks utilize a multidisciplinary approach which considers each of the following factors: historical realized losses in the credit portfolio; delinquency trends currently experienced in the current portfolio; internal risk rating system that assigns a risk factor, and therefore, a  reserve to every outstanding credit exposure; external independent assessment of the adequacy of the ALLL and the entire credit management function; and current and anticipated economic conditions that could affect borrowers’ ability to continually meet their contractual repayment obligations.

A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Payments received on impaired loans are typically applied first to principal and then to principal and unpaid interest depending on collateral coverage, and if the loan is in non-accrual status.

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

Specific loan loss allowances were established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment. During 2011, we increased our specific reserves, primarily in the commercial real estate area, as annual updated appraisals, had significant declining values. In the last quarter of 2011, $5.1 million of specific reserves were charged off against the respective impaired loans.  In recent years, our charge-offs have been low, with no charge offs in 2006, $59 thousand in 2007, $181 thousand in 2008, $278 thousand in 2009, $2.3 million in 2010, and $9.0 million in 2011. Therefore, our provisions for loan losses have been reflective of other factors, including economic conditions, annual growth of the total loan portfolio of 11%, 10%, 12%, 12.8%, and 6.8% in 2007, 2008, 2009, 2010 and 2011, respectively, exclusive of loans acquired in merger.

The estimation of the allowance for loan losses is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, the OCC, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OCC may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on its review of information available at the time of the examination, which would negatively affect our earnings.

Loans acquired in the merger are carried at fair value with no carryover of the related allowance for loan losses. Therefore, these acquired loans are not included in the allowance for loan loss calculation.  Impaired loans include $37.4 million of loans, net of credit marks of $10.2 million, which were acquired in the merger.  Loans totaling $8.7 million, net of credit marks of $5.1 million, which are performing, are also included in this total and are classified as impaired because at the effective time of the merger there was evidence of deterioration of credit quality since origination, primarily collateral related.

The following table sets forth information with respect to our allowance for loan losses at the dates indicated.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Allowance balance (at beginning of period)	$9,844	$5,243	$2,223	$1,602	$1,169
Provision for loan losses	4,491	6,855	3,280	787	492
Charge-offs:
Commercial real estate	(5,162)	(2,254)	(214)	—	—
Commercial construction	(2,015)	—	—	—	—
Commercial	(1,292)	—	—	—	—
Residential mortgage and equity	(490)	—	—	—	—
Passbook, certificate, overdraft	(64)	—	(64)	(181)	(59)
Total charge-offs	(9,023)	(2,254)	(278)	(181)	(59)
Recoveries	104	—	18	15	—
Net (charge-offs) recoveries	(8,919)	(2,254)	(260)	(166)	(59)
Allowance balance (at end of period)	$5,416	$9,844	$5,243	$2,223	$1,602

Total loans outstanding	$979,740	$909,688	$596,958	$529,405	$472,686
Total legacy Roma Bank loans outstanding	$762,313	$620,426	$596,958	$529,405	$472,686
Average loans outstanding	$943,587	$744,946	$555,108	$482,557	$438,187
Allowance for loan losses as a percent of total loans outstanding	0.55%	1.08%	0.88%	0.42%	0.34%
Allowance for loan losses as a percent of total legacy Roma loans outstanding	0.71%	1.59%	0.88%	0.42%	0.34%
Net loans charged off as a percent of average loans outstanding	0.95%	0.03%	0.05%	0.03%	0.01%
Allowance for loan losses to non-performing loans	12.04%	24.4%	35.4%	21.42%	23.25%
Allowance for loan losses to legacy Roma non-performing loans	23.1%	43.8%	35.4%	21.42%	23.25%

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of our allowance for loan losses by loan category based on the relative composition of loans in the portfolio and the percent of loans in each category to total loans at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the entire loan loss allowance is a valuation reserve applicable to the aggregate loan portfolio. Non accretable fair market adjustments to acquired loans are not included.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Real estate mortgage - One-to-four family	$1,705	40.24%	$1,799	39.41%	$312	42.21%	$209	43.63%	$231	46.52%
Commercial real estate	2,181	29.87	4,922	30.03	3,255	28.87	1,601	24.37	1,089	17.04
Commercial business	199	4.00	654	3.97	1,206	2.06	72	1.09	34	0.83
Consumer:
Home equity and other consumer loans	663	22.34	372	22.31	156	22.32	119	25.28	137	27.52
Passbook, certificate, overdraft	—	—	—	0.19	7	0.16	14	0.17	6	0.24
Auto	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—
Construction	668	3.55	2,097	4.09	307	4.38	208	5.46	105	7.85
Total allowance	$5,416	100.00%	$9,844	100.00%	$5,243	100.00%	$2,223	100.00%	$1,602	100.00%

Securities Portfolio

General. Our deposits have traditionally exceeded our loan originations, and we have invested these excess deposits primarily in mortgage-backed securities and investment securities.

Our investment policy is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, pledging requirements, investment quality, marketability and performance objectives. Roma Bank’s investment policies specify the responsibility for the investment portfolio, asset/liability management and liquidity management and establishe an oversight Investment Committee. The Investment Committee, which is comprised of at least one Board member and the members of management responsible for investment decisions and accountability, meets quarterly to review the portfolio and performance risks and future purchasing strategies. The investment officer is authorized to purchase securities to the limit of $5.0 million per trade per issue with the prior approval of the President, Executive Vice President or Investment Committee.

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

At December 31, 2011, our securities portfolio did not contain securities of any issuer, other than the U.S. government or its agencies, having an aggregate book value in excess of 10% of our equity. We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk. Further, we do not purchase securities which are not rated investment grade.

Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. At December 31, 2011, we had $218.2 million of callable securities, net of premiums and discounts, in our portfolio. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

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

The following table sets forth the carrying value of our securities portfolio at the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Securities Available for Sale:

Mutual fund shares	$2,935	$2,794	$2,686	$2,449	$2,375

Equity securities	49	53	1,387	2,881	3,443

Corporate bond	894	988	—	955	—

Mortgage-backed securities	23,368	23,999	8,308	3,056	1,292

U.S. Government agency obligations	9,639	16,019	8,307	2,869	—

Obligations of state and political subdivisions	5,606	8,660	9,456	4,790	10,128

Total securities available for sale	42,491	52,513	30,144	17,000	17,238

Investment Securities Held to Maturity:

U.S. Government agency obligations	220,728	227,522	292,427	67,985	123,283

Obligations of states and political subdivisions	18,684	15,628	11,943	6,130	4,423

Corporate bond	1,773	1,271	979	—	—
Total investment securities held to maturity	241,185	244,421	305,349	74,115	127,706

Mortgage-Backed Securities Held to Maturity:

Ginnie Mae	7,906	9,988	7,148	8,888	4,276

Freddie Mac	181,779	172,969	123,244	154,246	84,648

Fannie Mae	242,568	229,951	107,294	124,942	47,387

Collateralized mortgage obligations	6,270	8,206	10,740	13,802	7,788

Total mortgage-backed securities held to maturity	438,523	421,114	248,426	301,878	144,099

Total	$722,199	$718,048	$583,919	$392,993	$289,043

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at December 31, 2011. This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2011
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

Mutual fund shares	$2,935	4.12%	$—	—	$—	—	$—	—	$2,935	4.12%	$2,935
Equity securities	49	—	—	—	—	—	—	—	49	0.00%	49
Corporate bond	—	—	1,487	2.15%	894	3.29%	286	1.00%	2,667	2.41%	2,600
U.S. Government obligations	—	—	45,992	1.62%	160,696	2.46%	23,679	2.87%	230,367	2.33%	231,198
Obligations of states and political subdivisions	2,775	2.02	2,423	2.52%	7,242	4.38%	11,850	4.18%	24,290	3.87%	25,363
Ginnie Mae	—	—	5	4.00%	53	2.68%	15,061	3.98%	15,119	3.97%	15,236
Freddie Mac	—	—	5,123	4.35%	10,912	5.02%	170,536	3.54%	186,571	3.65%	192,835
Fannie Mae	—	—	10,127	4.64%	48,310	3.76%	193,935	3.95%	252,372	3.94%	265,788
Collateralized mortgage obligations	—	—	1,487	5.36%	2,130	4.62%	4,680	3.36%	7,829	3.96%	8,064
Total	$2,984	2.12%	$68,950	2.40%	$230,241	2.93%	$420,024	3.58%	$722,199	3.26%	$744,068

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

Deposits are obtained primarily from within New Jersey. Traditional methods of advertising are used, or may be used, to attract new customers and deposits, including radio, print media, direct mail and inserts included with customer statements. We do not currently utilize the services of deposit brokers. Premiums or incentives for opening accounts are sometimes offered, and we periodically select particular certificate of deposit maturities for promotion. The Banks have a tiered savings product that offers a  interest rate related to predetermined tiered balance requirements. Customers that maintain a minimum balance requirement in the tiered account are not charged a monthly service fee for the savings account or for checking accounts and also receive overdraft protection, Visa check card and coin counting services.

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

A large percentage of our deposits are in certificates of deposit, which totaled 50.9% of total average deposits at December 31, 2011. The inflow of certificates of deposit and the retention of such deposits upon maturity are significantly influenced by general interest rates and money market conditions, making certificates of deposit traditionally a more volatile source of funding than core deposits. Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period of time were not renewed. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings which could increase our cost of funds and negatively impact our interest rate spread and our financial condition. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. At December 31, 2011, $243.8 million, or 30.6%, of our certificates of deposit were “jumbo” certificates of $100 thousand or more.

The following tables set forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Year Ended December 31,
	2011			2010			2009
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)

Non-interest-bearing demand	$65,393	4.18%	0.00%	$49,386	3.93%	0.00%	$31,044	3.40%	0.00%
Interest-bearing demand	179,533	11.48	0.16	152,418	12.13	0.38	112,193	12.40	0.54
Money market demand	348,938	22.32	0.50	231,704	18.44	1.01	150,223	16.60	1.30
Savings and club	146,222	9.36	0.27	124,788	9.93	0.82	93,644	10.30	0.94
Certificates of deposit	823,007	52.66	1.62	698,246	55.57	1.98	518,886	57.30	3.05

Total deposits	$1,563,093	100.00%	0.98%	$1,256,542	100.00%	1.41%	$905,990	100.00%	2.12%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2011	2010	2009
Interest Rate	(In thousands)

0.00-1.99%	$567,063	$544,090	$228,895

2.00-2.99%	186,339	204,973	201,953

3.00-3.99%	39,169	62,549	109,989

4.00-4.99%	3,547	5,334	31,633

5.00% and above	—	5,482	5,309

Total	$796,118	$822,428	$577,779

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2011.

	Amount Due
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	5 years	Total
Interest Rate	(In thousands)

0.00-1.99%	$386,843	$135,799	$39,896	$2,334	$2,191	$—	$567,063

2.00-2.99%	86,997	35,611	7,814	18,680	36,824	413	186,339

3.00-3.99%	3,331	2,828	10,463	22,123	305	119	39,169

4.00-4.99%	1,728	1,704	1	114	—	—	3,547

5.00-5.99%	—	—	—	—	—	—	—

Total	$478,899	$175,942	$58,174	$43,251	$39,320	$532	$796,118

The following table shows the amount of certificates of deposit of $100 thousand or more by time remaining until maturity as of the dates indicated.

At December 31, 2011
Maturity Period	(In thousands)
Within three months	$ 60,813
Three through six months	32,594
Six through twelve months	52,387
Over twelve months	97,984
$ 243,778

Borrowings. To supplement deposits as a source of funds for lending or investment, the Banks’ may borrow funds in the form of advances from the Federal Home Loan Bank of New York (FHLBNY). At December 31, 2011, Roma Bank’s borrowing limit with the FHLBNY was $875.0 million or 50% of assets. At December 31, 2011, RomAsia Bank had an overnight borrowing capacity of $2.0 million with the Atlantic Central Bankers Bank.

We traditionally have enjoyed cash flows from deposit activities that were sufficient to meet our day-to-day funding obligations and in the past only occasionally used our overnight line of credit or borrowing facility with the FHLBNY. In the fourth quarter of 2005, we took a five year advance from the FHLBNY to meet the strong demand for loans. This advance was paid in full in 2010.

In the fourth quarter of 2007, we took a ten year advance totaling $23.0 million at a fixed rate of 3.90%, callable at three years, maturing October 2017. Interest is paid quarterly. Approximately $8 million of the proceeds were used for the capital contribution to RomAsia Bank and the other $15 million of proceeds was invested in mortgage-backed securities.

In the third quarter of 2008, we entered into a securities sold under agreement to repurchase with Credit Suisse for $40.0 million, with a blended interest rate of 3.55%. We invested the proceeds into mortgage backed securities with average yields of 5.5%. The maturity dates for these borrowings are as follows: $10.0 million August 2015; $20.0 million August 2018; and, $10.0 million August 2018.

RomAsia Bank had $10.3 million of outstanding short term borrowings from the FHLBNY at December 31, 2011.

Short-term FHLBNY advances generally have original maturities of less than one year, and are typically secured by the FHLBNY stock and by other assets, mainly securities which are obligations of, or guaranteed by, the U.S. government. Additional information regarding our borrowings is included under Note 16 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”), issued $6.2 million of variable rate capital trust pass-through securities (“capital securities”) to investors.  The variable interest rate reprices quarterly at the three month LIBOR plus 1.7%.  The Trust purchased $6.2 million of variable rate junior subordinated debentures from Sterling Banks, Inc. The debentures are the sole asset of the Trust. The fair value of the subordinated debentures at the acquisition date of July 19, 2010 was $5.1 million. The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by the Company on or after May 1, 2012 at par, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on May 1, 2037.  On October 22, 2010, the Company repurchased $4.0 million of these capital securities, with a discounted market value of $3.2 million.

Subsidiary Activity

Roma Financial Corporation has two direct subsidiaries, Roma Bank and RomAsia Bank. RomAsia Bank received all regulatory approvals and opened on June 23, 2008. As of December 31, 2011, the Company had invested $15.9 million in organizational capital out of total capital of $17.5 million, or 91.22% in RomAsia Bank. At December 31, 2011, RomAsia Bank had total assets of $136.6 million.

Roma Bank has two wholly-owned subsidiaries: Roma Capital Investment Corporation, which was incorporated under New Jersey law in 2004 as an investment subsidiary, and General Abstract & Title Agency, a New Jersey corporation.

Roma Capital Investment Corporation is an investment subsidiary and its sole activity is to hold investment securities. Its total assets at December 31, 2011 were $287.9 million. Its net income for 2011 was $6.4 million.

General Abstract & Title Agency sells title insurance, performs title searches and provides real estate settlement and closing services. Its total assets at December 31, 2011 were $356 thousand. Its operating revenue for 2011 consisted of $1.0 million in premiums earned from the placement of title insurance and related title company services. Its net loss for 2011 was $58 thousand.

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

The Banks and the Company operate in a highly regulated industry.  This regulation establishes a comprehensive framework of activities in which a savings and loan holding company and federal savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors.  Set forth below is a brief description of certain laws that relate to the regulation of the Banks and the Company.  The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions of the operation of an institution and its holding company, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material adverse impact on the Company, the Banks and their operations.  The adoption of regulations or the enactment of laws that restrict the operations of the Banks and/or the Company or impose burdensome requirements upon one or all of them could reduce their profitability and could impair the value of the Banks’ franchises, resulting in negative effects on the trading price of the Company’s common stock.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank was signed into law.  The Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gave federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act eliminated our current primary federal regulator, the Office of Thrift Supervision, and subjected savings and loan holding companies to greater regulation.  The Dodd-Frank Act additionally created a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act has and is expected to continue to have a significant impact on our business and operations  Among the provisions that are likely to affect us are the following:

Elimination of OTS.  As a result of the Dodd-Frank Act, the OTS, our former primary federal regulator was eliminated effective July 21, 2011. The primary federal regulator of the Company is now the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the primary federal regulator for the Banks is the Office of the Comptroller of the Currency (“OCC”).  The Federal Reserve and OCC generally have rulemaking, examination, supervision and oversight authority over our operations and the FDIC will retain secondary authority over the Banks.

New Limits on MHC Dividend Waivers.  Effective as of the date of transfer of OTS’s duties, the Dodd-Frank Act made significant changes in the law governing waivers of dividends by mutual holding companies.  After that date, a mutual holding company may only waive the receipt of a dividend from a subsidiary if no insider of the mutual holding company or their associates or tax-qualified or non-tax-qualified employee stock benefit plan holds any shares of the class of stock to which the waiver would apply, the mutual holding company gives written notice of its intent to waive the dividend at least 30 days prior to the proposed payment date and the Federal Reserve does not object.  The Federal Reserve will not object to a dividend waiver if it determines that the waiver would not be detrimental to the safe and sound operation of the savings association, the mutual holding company’s board determines that the waiver is consistent with its fiduciary duties and the mutual holding company has waived dividends prior to December 1, 2009. Roma Financial Corporation is grandfathered under this provision. In addition, waived dividends must be taken into account in determining the appropriate exchange ratio for a second-step conversion of a mutual holding company unless the mutual holding company has waived dividends prior to December 1, 2009.  On July 21, 2011, an interim final regulation adopted by the Federal Reserve requires dividend waivers to be approved by members at least every 12 months.

Holding Company Capital Requirements.  Effective as of the transfer date, the Federal Reserve was authorized to establish capital requirements for savings and loan holding companies.  These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Within five years after enactment, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements that are no less stringent than those currently applied to depository institutions to depository institution holding companies that were not supervised by the Federal Reserve as of May 19, 2009.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets.

Federal Preemption.  A major benefit of the federal thrift charter has been the strong preemptive effect of the Home Owners’ Loan Act (“HOLA”), under which the Banks are chartered.  Historically, the courts have interpreted the HOLA to “occupy the field” with respect to the operations of federal thrifts, leaving no room for conflicting state regulation. The Dodd-Frank Act, however, amended the HOLA to specifically provide that it does not occupy the field in any area of state law.  Henceforth, any preemption determination must be made in accordance with the standards applicable to national banks, which have themselves been scaled back to require case-by-case determinations of whether state consumer protection laws discriminate against national banks or interfere with the exercise of their powers before these laws may be pre-empted.

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadened the base for FDIC insurance assessments, required the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Qualified Thrift Lender Test.  Under the Dodd-Frank Act, a savings association that fails the qualified thrift lender test will be prohibited from paying dividends, except for dividends that: (i) would be permissible for a national bank; (ii) are necessary to meet obligations of a company that controls the savings association; and (iii) are specifically approved by the OCC and the Federal Reserve.  In addition, a savings association that fails the qualified thrift lender test will be deemed to have violated Section 5 of the HOLA and may become subject to enforcement actions thereunder.

Corporate Governance. The Dodd-Frank Act required publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorized the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act also directed the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gave the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

Debit Card Interchange Fees.  Effective July 21, 2011, the Dodd-Frank Act required that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud.  The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

Consumer Financial Protection Bureau.  The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act allowed borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permited states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permited state attorneys general to enforce compliance with both the state and federal laws and regulations.  Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank.  Depending on the implementation of this revised federal preemption standard, the operations of the Banks could become subject to additional compliance burdens in the states in which it operates.

Holding Company Regulation

General.  The Company is a savings and loan holding company within the meaning of Section 10 of the HOLA.  As a result of the Dodd-Frank Act, it is now required to file reports with the Federal Reserve and is subject to regulation and examination by the Federal Reserve, as successor to the OTS.  The Company must also obtain regulatory approval from the Federal Reserve before engaging in a certain transactions, such as mergers with or acquisitions of other financial institutions.  In addition, the Federal Reserve has enforcement authority over the Company and any non-savings institution subsidiaries.  This permits the Federal Reserve to restrict or prohibit activities that it determines to be a serious risk to the Banks.  This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

The Federal Reserve has indicated that, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the HOLA, it intends to apply its current supervisory approach to the supervision of bank holding companies to savings and loan holding companies.  The stated objective of the Federal Reserve will be to ensure the savings and loan holding company and its non-depository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the safety and soundness of the subsidiary depository institutions.  The Federal Reserve has generally adopted the substantive provisions of OTS regulations governing savings and loan holding companies on an interim final basis with certain modifications as discussed below.

Activities Restrictions.  As a savings and loan holding company and as a subsidiary holding company of a mutual holding company, the Company is subject to statutory and regulatory restrictions on its business activities.  The non-banking activities of the Company and its non-savings institution subsidiaries are restricted to certain activities specified by the Federal Reserve regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987 and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956, as amended, or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act.  Before engaging in any non-banking activity or acquiring a company engaged in any such activities, the Company must file with the Federal Reserve either a prior notice or (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition.  Under the Dodd-Frank Act, a savings and loan holding company may only engage in activities authorized for financial holding companies if they meet all of the criteria to qualify as a financial holding company. Accordingly, the Federal Reserve will require savings and loan holding companies to elect to be treated as financial holding companies in order to engage in financial holding company activities. In order to make such an election, the savings and loan holding company and its depository institution subsidiaries must be well capitalized and well managed.

Mergers and Acquisitions.  The Company must obtain approval from the Federal Reserve before acquiring, directly or indirectly, more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation, or purchase of its assets.  Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the FDIC.  In evaluating an application for the Company to acquire control of a savings institution, the Federal Reserve would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Waivers of Dividends by Roma Financial Corporation, MHC.  As previously permitted by OTS policies, the MHC has historically waived the receipt of dividends from the Company.  The OTS reviewed dividend waiver notices on a case-by-case basis and, in general, did not object to any such waiver if; (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members, and (ii) the waiver would not be detrimental to the safe and sound operations of the subsidiary savings association.  During the year ended December 31, 2011, the MHC waived its right, upon non-objection from the OTS, to receive cash dividends of $7.2 million declared during the year.
Effective with the transfer of OTS’s jurisdiction over savings and loan holding companies to the Federal Reserve (the “transfer date”),  mutual holding companies may only waive the receipt of a dividend from a subsidiary if no insider of the mutual holding company or their associates or tax-qualified or non-tax-qualified employee stock benefit plan holds any shares of the class of stock to which the waiver would apply, or the mutual holding company gives written notice of its intent to waive the dividend at least 30 days prior to the proposed payment date and the Federal Reserve does not object.  The Federal Reserve may not object to a dividend waiver if it determines that the waiver would not be detrimental to the safe and sound operation of the savings association, the mutual holding company’s board determines that the waiver is consistent with its fiduciary duties and the mutual holding company has waived dividends prior to December 1, 2009.

The Federal Reserve’s interim final rule on dividend waivers would require that any notice of waiver of dividends include a board resolution together with any supporting materials relied upon by the MHC board to conclude that the dividend waiver is consistent with the board’s fiduciary duties.  The resolution must include; (i) a description of the conflict of interest that exists because of a MHC director’s ownership of stock in the subsidiary declaring the dividend and any actions taken to eliminate the conflict of interest, such as a waiver by the directors of their right to receive dividends; (ii) a finding by the MHC that the waiver is consistent with its fiduciary duties despite any conflict of interest; (iii) an affirmation that the MHC is able to meet the terms of any loan agreement for which the stock of the subsidiary is pledged or to which the MHC is subject; and (iv) any affirmation that  majority of the MHC’s members have approved a waiver of dividends within the past 12 months and that the proxy statement used for such vote included certain disclosures.

Conversion of the MHC to Stock Form.  Federal regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization, commonly referred to as a second step conversion.  In a second step conversion a new holding company would be formed as a successor to the Company, the MHC’s corporate existence would end and certain depositors of Roma Bank would receive the right to subscribe for shares of the new holding company. In a second step conversion, each share of common stock held by stockholders other than the MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that the Company’s stockholders own the same percentage of common stock in the new holding company as they owned in the Company immediately prior to the second step conversion.   The total number of shares held by the Company’s stockholders after a second step conversion also would be increased by any purchases by the Company’s stockholders in the stock offering of the new holding company conducted as part of the second step conversion.

Under the Dodd-Frank Act, waived dividends must be taken into account in determining the appropriate exchange ratio for a second-step conversion of a mutual holding company unless the mutual holding company has waived dividends prior to December 1, 2009.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or as otherwise defined by the Federal Reserve.  Under the Change in Bank Control Act, the Federal Reserve has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control is then subject to regulation as a savings and loan holding company.

Holding Company Capital Requirements.  Effective as of the transfer date, the Federal Reserve was authorized to establish capital requirements for savings and loan holding companies.  These capital requirements must be countercyclical so that the required amount of capital increases in times of economical expansion and decrease in times of economic contraction, consistent with safety and soundness.  Savings and loan holding companies will also be require do serve as a source of financial strength for their depository institution subsidiaries.  Within five years after enactment, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements that are no less stringent than those currently applied to depository institutions and to depository institution holding companies that were not supervised by the FRB as of May 19, 2009.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets.

The Federal Reserve stated that it is considering applying the same consolidated risk-based and leverage capital requirements to savings and loan holding companies as those applied to bank holding companies under Basel III to the extent reasonable and feasible taking into consideration the unique characteristics of savings and loan holding companies and requirements of the HOLA.  The Federal reserve expects these rules to be finalized in 2012 and implementation to begin in 2013.

Regulation of the Banks

General.   As a federally chartered savings banks with deposits insured by the FDIC, the Banks are subject to extensive regulation by federal banking regulators.  This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses.  The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment.  Federal savings banks are also subject to reserve requirements imposed by the Federal Reserve.  Both state and federal law regulate a federal savings bank’s relationship with its depositors and borrowers, especially in such matters as the ownership of savings accounts and the form and content of the bank’s mortgage documents.

As a result of the Dodd-Frank Act, the OCC assumed principal regulatory responsibility for federal savings banks from the OTS effective July 21, 2011.  Under the Dodd-Frank Act, all existing OTS guidance, orders, interpretations, procedures and other advisory in the effect prior to that date will continue in effect and shall be enforceable against the OCC until modified, terminated, set aside or superseded by the OCC in accordance with applicable law.  The OCC has adopted most of the substantive OTS regulations on an interim final basis.

The Banks must file reports with the OCC concerning  activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions.  The OCC will regularly examine the Banks and prepare reports to the Banks’ respective Boards of Directors on deficiencies, if any, found in its operations.  The OCC will have substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements.  In addition, the FDIC has the authority to recommend to the OCC to take enforcement action with respect to a particular federally chartered savings bank, and if the OCC does not take action, the FDIC has authority to take such action under certain circumstances.

Federal Deposit Insurance.   The Banks’ deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2013.  Prior to the Dodd-Frank Act, the FDIC had established a Temporary Liquidity Guarantee Program under which, for the payment of an additional assessment by insured banks that did not opt out, the FDIC fully guaranteed all non-interest-bearing transaction accounts until June 30, 2010 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009, with the FDIC’s guarantee expiring by December 31, 2012 (the “Debt Guarantee Program”).  Neither the Company nor the Banks opted out of the Debt Guarantee Program but neither issued any debt there under.  The Banks did not opt out of the original Transaction Account Guarantee Program but did opt out of its extension.

The FDIC has adopted a risk-based premium system. Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%. The FDIC imposed a special assessment equal to five basis points of assets less Tier I capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose special assessments.

In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5% annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012.  The prepaid assessment will be applied against actual quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.

The Dodd-Frank Act required the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion.  The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments are now based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.  The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled for 2011 regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.

The FDIC has adopted new assessment regulations that redefine the assessment base as average consolidated assets less average tangible equity.  Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and new chartered banks may use weekly averages.  In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger.  Average assets would be reduced by goodwill and other intangibles.  Average tangible equity will equal Tier 1 capital.  For institutions with more than $1.0 billion in assets average tangible equity will be calculated on a weekly basis while smaller institutions may use the quarter-end balance.  Beginning April 1, 2011, the base assessment rate for insured institutions in Risk Category 1 ranges between 5 and 9 basis points for institutions in Risk Categories II, III and IV will be 14, 23, and 35 basis points.  An institution’s assessment rate will be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits.  Risk Categories are eliminated for institutions with more than $10 billion in assets which will be assessed at a rate between 5 and 35 basis points.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged 0.01% of insured deposits on an annualized basis in fiscal year 2011.  These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements.   Under the HOLA, savings institutions are required to meet three minimum capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% of total adjusted assets and (3) risk-based capital equal to 8% of total risk-weighted assets.  For information on the Banks’ respective compliance with these regulatory capital standards, see Note 17 to Consolidated Financial Statements, included elsewhere in this Form 10-K.  In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well and has the authority to establish higher capital requirements for individual institutions where necessary.

In addition, the OCC may require that a savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4%, or Tier 1 capital to total adjusted assets of less than 4%, to take certain action to increase its capital ratios.  If the savings institution’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the OCC may restrict its activities.

For purposes of these capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights.  Tier 1 or core capital is defined as common stockholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, minority interest in the equity accounts of consolidated subsidiaries and certain non-withdrawable account and pledged deposits of mutual savings banks.  The Banks do not have any non-withdrawable accounts or pledged deposits.  Tier 1 or core capital is reduced by an institution’s intangible assets, with limited exceptions for certain mortgage and non-mortgage servicing rights and purchased credit card relationships.  Both core and tangible capital are further reduced by an amount equal to the savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible for national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

The risk-based capital standard for savings institutions requires the maintenance of total capital of 8% of risk-weighted assets.  Total capital equals the sum of core and supplementary capital.  The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt and intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses and up to 45% of unrealized gains on equity securities.  The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.  Overall, supplementary capital is limited to 100% of core capital.  For purposes of determining total capital, a savings institution’s assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution’s equity investments (other than those deducted from core and tangible capital)  and its high loan-to-value ratio land loans and commercial construction loans.

A savings institution’s risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight.  These risk weights generally range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans and certain other assets.

Dividend and Other Capital Distribution Limitations.   Federal regulations impose various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.  A savings institution that is a subsidiary of a savings and loan holding company, such as the Banks, must file notice with Federal Reserve and an application or a notice with the OCC at lease thirty days before making a capital distribution, such as paying a dividend to the Company.  A savings institution must file an application with the OCC for prior approval of a capital distribution if; (i) it is not eligible for expedited treatment under the applications processing rules; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OCC or applicable regulations.  The Federal Reserve may disapprove a notice and the OCC may disapprove a notice to deny an application for a capital distribution if; (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation, enforcement action or agreement or condition imposed in connection with an application.

Qualified Thrift Lender Tests.   Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks.  Under the Dodd-Frank Act, a savings institution that fails to satisfy the qualified thrift lender test will be deemed to have violated Section 5 of the HOLA.  To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans).  For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business and specified liquid assets up to 20% of total assets.  A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months.

A savings bank that fails the qualified thrift lender test and does not convert to a bank charter generally will be prohibited from: (i) engaging in any new activity not permissible for a national bank; (ii) paying dividends not permissible under national bank regulations; and (iii) establishing any new branch office in a location not permissible for a national bank in the institution’s home state.  In addition, if the institution does not requalify under the qualified thrift lender test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB as promptly as possible.

Community Reinvestment Act (“CRA”).   Under the CRA, every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  The CRA requires the OCC to assess the depository institution’s record of meeting the credit needs of its community and to consider such record in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank.  The OCC may use an unsatisfactory CRA examination rating as the basis for the denial of an application.  The Banks both received a satisfactory CRA rating on their most recent CRA examination.

Federal Home Loan Bank System (“FHLB”). The Bank are both  members of the FHLB of New York, which is one of twelve regional Federal Home Loan Banks.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members pursuant to policies and procedures established by the Board of Directors of the FHLB.

As a member, the Banks are required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding FHLB advances.  The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.

The USA Patriot Act.   The Banks are subject to OCC regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act.  The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA Patriot Act and the related regulations of the OCC impose the following requirements with respect to financial institutions.

●
Establishment of anti-money laundering programs that include, at minimum; (i) internal policies, procedures and controls; (ii) specified designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

●
Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period.

●	Establishment of appropriate, specific and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

●
Prohibitions on establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country) and compliance with certain record keeping obligations with respect to correspondent accounts of foreign banks.

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

Shareholders own a minority of Roma Financial Corporation’s common stock and are not able to exercise voting control over most matters put to a vote of stockholders.

Roma Financial Corporation, MHC owns 71% of Roma Financial Corporation’s outstanding common stock at December 31, 2011 and is able to exercise voting control over most matters put to a vote of shareholders, including the election of directors.  Roma Financial Corporation, MHC may also exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares.  The Board of Directors of Roma Financial Corporation, MHC is also the Board of Directors of Roma Financial Corporation.

New Federal Reserve Regulations could affect the ability of Roma Financial Corporation, MHC to waive dividends.

In accordance with OTS policies, our mutual holding company, Roma Financial Corporation, MHC has historically waived receipts of all or substantially all of dividends paid by the Company.  These dividend waivers have allowed the Company to pay higher dividends than would otherwise be feasible without the waiver.  Pursuant to the Dodd-Frank Act, the Federal Reserve has assumed jurisdiction over dividend waivers by federal mutual holding companies, like Roma Financial Corporation, MHC.  Under regulations recently adopted by the Federal Reserve on an interim final basis, requests for approvals of dividend waivers will be subject to additional requirements.  Any application for a waiver of dividends must include a description of the conflict of interest that exists because of a mutual holding company director’s ownership of stock in the subsidiary declaring the dividend and any actions taken to address the conflict, such as waiver by the directors of their right to receive dividends.  In addition, waivers of dividends must be approved by the mutual holding company’s members at least every 12 months pursuant to a proxy statement with a detailed description of the dividend waivers and reasons therefore.  The new regulation requirements will increase the costs of obtaining dividend waivers and may affect the ability of Roma Financial Corporation, MHC to obtain such waivers which could have an impact on the Company’s dividend policies.

Federal policies on remutualization transactions could prohibit acquisition of Roma Financial Corporation, which may adversely affect our stock price.

Although a mutual holding company may be acquired by a mutual institution in a remutualization transaction, remutualization transactions were viewed by the OTS as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity.  The OTS indicated that it would give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that there is no cause for OTS’s concerns in the particular case.  The Federal Reserve has not indicated whether it will continue to follow OTS’s policies on remutualization.  Should he Federal reserve prohibit or otherwise restrict these transactions in the future, our stock price may be adversely affected.

The Dodd-Frank Act could substantially increase our compliance burden and costs and necessitate changes in the conduct of our business.

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes.  Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  In particular, the following provisions of the Dodd-Frank Act, among others, are expected to impact our operations and activities, both currently and prospectively:

•	Elimination of the OTS as our primary federal regulator:

•	New requirements for waivers of dividends by Roma Financial Corporation MHC, which could affect our dividend policies;

•	Weakening of federal preemption standards applicable to Roma Financial Corporation which could expose us to state regulation;

•	Changes in methodologies for calculating deposit insurance premiums and increases in required deposit insurance fund reserve levels, which could increase our deposit insurance expense;

•	Potential application of regulatory capital requirements to Roma Financial Corporation; and

•	Imposition of comprehensive, new consumer protection requirements, which could substantially increase our compliance burden and potentially expose us to new liabilities.

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

A continuation or worsening of national and local economic conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which may negatively impact our financial condition and results of operations.

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area.  These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular.  In recent years, the national economy has experienced recessionary conditions that have resulted in general economic downturns, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence.  The economic recession has also had a negative impact on our primary market area.  A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms.  Continued or further deterioration in local economic conditions could also drive the level of loan losses beyond the level we have provided for in our allowance for loan losses, which could necessitate increasing our provision for loans losses and reduce our earnings.  Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

Changes in interest rates may adversely affect our net interest rate spread and net interest margin, which would hurt our earnings.

We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities.  In general, the larger the spread, the more we earn.  When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate.  This can cause decreases in our spread and can adversely affect our income.

From an interest rate risk perspective, the Company has generally been liability sensitive, which indicates that liabilities generally re-price faster than assets.  The timing mismatch of the re-price of interest-earning assets and interest-bearing liabilities is referred to as the gap position.  The most common measurement interval is one year.  At September 30, 2011, the Company’s one-year gap position was (2.35)% and at June 30, 2011 it was (12.33)%.  During the year it fluctuated from 5.63% at September 30, 2010 to (10.97)% at December 31, 2010 to (12.11)% at March 31, 2011.

In response to negative economic developments, the Federal Open Market Committee has steadily reduced its federal funds rate target from 5.25% in September 2007 to between 0.00% and 0.25% currently which has had the effect of reducing our cost of funds.  However, the benefits to earnings arising from the reduction in our cost of interest-cost liabilities have been partially offset by reducing yields on the Company’s interest-earning assets.  The Company’s net interest rate spread decreased by 5 basis points to 2.77% for the year ended December 31, 2011 from 2.82% for the year ended December 31, 2010.

The decline in the Company’s net interest spread are partially indicative of its overall level of asset sensitivity. However, the Company’s asset sensitivity may adversely affect net income and earnings in the future when market interest rates ultimately increase from their historical lows and its cost of interest-bearing liabilities rises faster than its yield on interest-earning assets.

Interest rates also affect how much money we lend.  For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease.  In addition, changes in interest rates can affect the average life of loans and securities.  A reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost.  This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities.  Changes in market interest rates could also reduce the value of our financial assets.  If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and profitability could suffer.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the required amount of the allowance for loan losses, we evaluate certain loans individually and establish specific loan loss allowances for identified impairments.  For all non-impaired loans, including those not individually reviewed, we estimate losses and establish general loan loss allowances based upon historical and environmental loss factors.  If the assumptions used in our calculation methodology are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance.  While our allowance for loan losses was 0.55% of total loans at December 31, 2011, significant additions to our allowance could materially decrease our net income. However, it should be noted that as of December 31, 2011 and 2010, the Company has $12.4 million, and $14,5 million, respectively, of non-accretable adjustments available on the acquired loans, which are not included in the above numbers.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2011, we had investment securities with fair values of approximately $53.9 million which had approximately $1.1 million in related gross unrealized losses.  All unrealized losses on investment securities at December 31, 2011 represented temporary impairments of value.  However, if changes in the expected cash flows of these securities and/or prolonged price declines result in our concluding in future periods that the impairment of these securities is other than temporary, we will be required to record an impairment charge against income equal to the credit-related impairment.

Strong competition within our market area may limit our growth and profitability.

Competition is intense within the banking and financial services industry in New Jersey.  In our  market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms operating locally and elsewhere.  Many of these competitors have substantially greater resources, higher lending limits and offer services that we do not or cannot provide.  This competition makes it more difficult for us to originate new loans and retain and attract new deposits.  Price competition for loans may result in originating fewer loans, or earning less on our loans and price competition for deposits may result in a reduction of our deposit base or paying more on our deposits.

Our business is geographically concentrated in New Jersey and a downturn in economic conditions within the state could adversely affect our profitability.

A substantial majority of our loans are to individuals and businesses in New Jersey.  The decline in the economy of the state could continue to have an adverse impact on our earnings.  We have a significant amount of real estate mortgages, such that continuing decreases in local real estate values may adversely affect the value of property used as collateral.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which may adversely influence our profitability.

Our return on equity compares unfavorably to other companies.  This could negatively influence the price of our stock.

The net proceeds from our initial public offering in July 2006 substantially increased our equity capital.  The costs of our growth programs utilizing this capital have tightened earnings. As a result, our return on equity, which is the ratio of earnings divided by average equity capital, while it has been rising since 2009, is lower than that of many similar companies.  To the extent that the stock market values a company based, in part, on its return on equity, our low return on equity relative to our peer group could negatively affect the trading price of our common stock.  The Company expects to continue efforts to grow and diversify the balance sheet with the goals of improving profitability.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2011, our net investment in property and equipment totaled $47.4 million, including land held for future development and construction in progress.

The following table sets forth the location of our main office and branch offices, the year each office was opened and the net book value of each office.

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at December 31, 2011
			(In thousands)
Corporate Headquarters and Robbinsville Town Center Office: 2300 Route 33 Robbinsville, NJ	2005	Owned	$12,290
Chambersburg Office: 485 Hamilton Avenue Trenton, NJ	1962	Owned	377
Mercerville Office: 500 Route 33 Hamilton, NJ	1971	Owned	682
Yardville Office: 4500 South Broad Street Hamilton, NJ	1984	Owned	1,207

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at December 31, 2011
			(In thousands)
South Trenton Office: 1450 South Broad Street Trenton, NJ	1993	Owned	$792
Florence Township Office: 2150 Route 130 North Florence Township Burlington, NJ	2003	Owned	2,272
Plumsted Office: 400 Route 539 Cream Ridge, NJ	2007	Owned	2,521
Bordentown Office: 213 Route 130 Bordentown, NJ 08505	2008	Leased	512
Whiting Office: 451 Lacey Road Whiting, NJ 08759	2008	Leased	1,527
Hopewell Office: 84 route 31, Suite 101 Hopewell, NJ 08534	2008	Leased	600
Columbus Office: 23201 Columbus Road Columbus, NJ 08022	2008	Leased	1,303
Lawrenceville Office: 160 Lawrenceville-Pennington Road, Suite 14 Lawrenceville, NJ 08648	2008	Leased	268
RomAsia Bank: 4287 Rt. 1 South Monmouth Jct., NJ 08852	2008	Owned*	3,163
Larchmont Office: 3100 Route 38 Mount Laurel, NJ 08054	2010	Leased	488
Vincentown Office: 52 Main Street Vincentown, NJ 08088	2010	Owned	272
Marlton Office: 320 Evesboro-Medford Road Marlton, NJ 08053	2010	Leased	46
Medford Office: 415 Stokes Road Medford, NJ 08055	2010	Leased	98
Bordentown (Farnsworth) Office: 789 Farnsworth Avenue Bordentown, NJ 08505	2010	Owned	1,430
Florence (Broad Street) Office: 4 Broad Street Florence, NJ 08518	2010	Owned	194

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at December 31, 2011
			(In thousands)

Larchmont Office: 3100 Route 38 Mount Laurel, NJ 08054	2010	Leased	$488
Vincentown Office: 52 Main Street Vincentown, NJ 08088	2010	Owned	272
Marlton Office: 320 Evesboro-Medford Road Marlton, NJ 08053	2010	Leased	46
Medford Office: 415 Stokes Road Medford, NJ 08055	2010	Leased	98
Bordentown (Farnsworth) Office: 789 Farnsworth Avenue Bordentown, NJ 08505	2010	Owned	1,430
Florence (Broad Street) Office: 4 Broad Street Florence, NJ 08518	2010	Owned	194
Maple Shade Office: 124 East Main Street Maple Shade, NJ 08052	2010	Owned	1,376
Delran Office: 80 Hartford Road Moorestown, NJ 08057	2010	Leased	1,704
Voorhees Office: 1006 Kresson Road Voorhees, NJ 08043	2010	Leased	768
Wexford Office: 1951 Route 70 East Cherry Hill, NJ 08003	2010	Owned	1,169
Edison Office (RomAsia Bank): 561 US Highway 1 Edison, NJ 08817	2010	Leased	508
*Owned by Roma Financial Corporation leased to RomAsia Bank.

Item 3. Legal Proceedings

The Banks, from time to time, are party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company, the Banks or subsidiaries at December 31, 2011 that would have a material effect on our operations or income.

Item 4. Mine Safety Disclosures

Not applicable.
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

Quarters Ended	High	Low	Dividends

March 31, 2010	$12.79	$11.44	$.08

June 30, 2010	$12.65	$10.86	$.08

September 30, 2010	$11.64	$10.19	$.08

December 31, 2010	$10.65	$9.40	$.08

March 31, 2011	$11.15	$10.16	$.08

June 30, 2011	$10.91	$9.52	$.08

September 30, 2011	$10.57	$7.85	$.08

December 31, 2011	$10.12	$7.99	$.08

Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, stock market characteristics and general economic conditions. The timing, frequency and amount of dividends are determined by the Board.

During the years ended December 31, 2011, 2010 and 2009, Roma Financial Corporation, MHC waived its right, upon non-objection from the Office of Thrift Supervision, to receive cash dividends of $7.2 million, $7.2 million, and $7.2 million, respectively, declared by the Company during the year.

As of March 2, 2012, there were approximately 2,416 shareholders of record of the Company’s common stock, including brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial owners.

Historically, the Office of Thrift Supervision had allowed mutual holding companies to waive the receipt of dividends without taking waived dividends into account in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form. However, the Dodd-Frank Act transferred the authority to review and approve mutual holding company dividend waivers to the Federal Reserve and required that waived dividends be taken into account in determining an appropriate exchange ratio in a conversion of a mutual holding company to stock form, except in the event of a mutual-to-stock conversion of a federal mutual holding company, such as the MHC, that has waived dividends prior to December 1, 2009. The Federal Reserve Board historically has generally not allowed mutual holding companies to waive the receipt of dividends, and there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as the MHC. See “The recently enacted financial reform legislation may have an adverse effect on our ability to pay dividends which would adversely affect the value of our common stock,” under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

On December 22, 2011, the Company announced a fifth 5% stock repurchase plan, equivalent to 330,093 shares.  At December 31, 2011, no shares had been repurchased under this program.

Set forth below is a stock performance graph comparing the cumulative total shareholder return on the Company’s common stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ Composite Index and (b) the cumulative total shareholder return on stocks included in the SNL MHC Index, in each case assuming an investment of $100 as of December 31, 2006.  The cumulative total returns for the indices and the Company are computed assuming the reinvestment of dividends that were paid during the period. It is assumed that the investment in the Company’s common stock was made at the initial public offering price of $10.00 per share.

Roma Financial Corporation

Total Return Performance
120
110
100
90
80
70
60
Index Value
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
Roma Financial Corporation (MHC)
NASDAQ Composite
SNL Thrift MHCs

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Roma Financial Corporation (MHC)	100.00	95.76	78.46	79.08	69.74	67.44
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Thrift MHCs	100.00	87.91	92.23	83.04	76.72	77.06

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

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)

Balance Sheet Data:

Total assets	$1,888,084	$1,819,154	$1,312,001	$1,077,095	$907,114
Loans receivable, net	962,389	893,842	585,759	520,406	458,873
Mortgage backed securities held to maturity	438,523	421,114	248,426	301,878	144,099
Securities available for sale	42,491	52,513	30,144	17,000	17,238
Investment securities held to maturity	241,185	244,421	305,349	74,115	127,706
Cash and cash equivalents	84,659	89,587	50,895	80,419	95,302
Goodwill	1,826	1,826	572	572	572
Deposits	1,575,606	1,503,560	1,015,755	764,233	651,030
Federal Home Loan Bank borrowings	33,316	35,000	24,826	46,929	28,940
Securities sold under agreement to repurchase	40,000	40,000	40,000	40,000	—
Total stockholders’ equity	217,955	212,476	216,220	213,016	218,303

	Year Ending December 31,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share data)
Summary of Operations:

Interest income	$73,552	$66,413	$54,813	$48,095	$45,769
Interest expense	20,797	20,276	21,683	19,720	17,783
Net interest income	52,755	46,137	33,130	28,375	27,986
Provision for loan losses	4,491	6,855	3,280	787	492
Net interest income after provision for loan losses	48,264	39,282	29,850	27,588	27,494
Non-interest income	5,170	7,369	2,804	4,229	4,060
Non-interest expense	43,028	38,477	29,012	25,120	20,327
Income before income taxes	10,406	8,174	3,642	6,697	11,227
Provisions for income taxes	3,303	2,981	1,035	2,190	4,134
Net income before noncontrolling interests	7,103	5,193	2,607	4,507	7,093
Noncontrolling interests	(123)	(87)	8	161	123
Net Income	$6,980	$5,106	$2,615	$4,668	$7,216
Net income per share – basic and diluted	$0.23	$0.17	$0.09	$0.15	$0.23
Dividends per share	$0.32	$0.32	$0.32	$0.32	$0.24
Weighted number of common shares outstanding	29,759	30,554	30,680	30,584	31,563

	At or For the Years Ended December 31,
	2011		2010		2009		2008		2007
Performance Ratios:
Return on average assets (net income divided by average total assets	0.37%		0.32%		0.22%		0.48%		0.82%
Return on average equity (net income divided by average equity)	3.23		2.38		1.23		2.15		3.12
Net interest rate spread	2.77		3.18		3.46		2.67		2.71
Net interest margin on average interest-earning assets	2.97		3.10		2.94		3.18		3.42
Average interest-earning assets to average interest-bearing liabilities	1.13	x	1.16	x	1.19	x	1.23	x	1.33	x
Efficiency ratio (Non-interest expense divided by the sum of net interest income and non-interest income)	74.28%		82.77%		89.56%		78.95%		63.43%
Non-interest expense to average assets	2.30		2.50		2.57		2.81		2.30

Asset Quality Ratios:
Non-performing loans to total loans	4.59		4.44		2.48		1.95		1.46
Non-performing assets to total assets	2.56		2.44		1.27		0.96		0.76
Net charge-offs to average loans outstanding	0.98		0.03		0.05		0.03		0.01
Allowance for loan losses to total loans	0.55		1.08		0.88		0.42		0.34
Allowance for loan losses to non-performing loans	12.04		24.4		35.40		21.42		23.25
Allowance for loan losses to legacy Roma non-performing loans	23.1		43.8		35.40		21.42		23.25
Capital Ratios:
Average equity to average assets (average equity divided by average total assets)	11.50		13.65		17.50		22.37		26.19
Equity to assets at period end	11.55		11.68		16.48		19.62		24.07
Tangible equity to tangible assets at period end	11.50		11.63		15.75		18.25		24.01

Number of Offices:
Offices	26		26		15		15		11

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This discussion and analysis reflects the Company’s Consolidated Financial Statements and other relevant statistical data. We include it to enhance your understanding of our financial condition and results of operation. You should read the information in this section in conjunction with the Company’s Consolidated Financial Statements and notes thereto contained in this Annual Report on Form 10-K, and other statistical data provided herein.

Overview

Financial Condition and Results of Operations. The Company’s results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earnings assets and the interest we pay on our interest-bearing liabilities. It is a function of the average balances of loans and investments versus average balances of deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds. On July 16, 2010, the company completed its acquisition of Sterling Banks Inc., at the time of the merger, Sterling had $360.4 million in total assets, $272.3 million in loans receivable and $320.7 million in deposits. Pursuant to purchase accounting, the Company’s results of operations include the effect of the merger subsequent to July 16, 2010.

Our interest-earning assets primarily consist of loans, mortgage-backed securities and investment securities. At December 31, 2011, net loans comprised 50.97% of our total assets and our securities portfolio comprised 38.3% of our total assets. The most significant change in interest-earning assets from the prior year was a $190.2 million, or 26.0%, increase in the average balance of loans receivable, net from $730.5 million for the year ended December 31, 2010, to $920.8 million for the year ended December 31, 2011. This growth in average assets was primarily due to the merger in July of 2010.At year end, actual loans receivable, net, totaled $962.4 million, an increase of $68.5 million over the prior year.  During 2011 and 2010, a key goal of management was growth in the loan portfolio, particularly multi-family and commercial real estate loans. Multi-family and commercial real estate loans increased by 7.1%, or $19.5 million, from 2010 to 2011.

During 2011, the amount of mortgage backed securities increased $17.4 million.

Our interest-bearing liabilities consist primarily of retail deposits, borrowings from the FHLBNY, and, securities sold under agreements to repurchase. At December 31, 2011, our total deposits were $1.6 billion, compared to $1.5 billion at December 31, 2010. The $72.0 million, or 4.8%, increase in deposits was in all product areas.   Management tightly controlled the deposit pricing, because of excess liquidity from deposits, thereby lowering the cost of funds.

Borrowings from the FHLBNY were $33.3 million compared to $35.0 million a year earlier. The Company acquired in the merger $6.2 million of subordinated debt maturing in 2037 with an interest rate of 6.7%. In October 2010, the Company repaid $4.0 million of the debt, at a discounted amount.

Our net interest income increased 14.3% to $52.8 million in 2011, from $46.1 million in 2010. The net interest spread decreased to 2.77% from 2.82% in 2010, as the average cost of interest bearing liabilities decreased 27 basis points, while the yield on interest-earning assets declined 33 basis points. For 2011, the average cost of interest-bearing liabilities was 1.32% and the average yield on interest-earning assets was 4.14%. Total interest income increased 10.7%, due to a 19.5% increase in the average balance of interest-earning assets, but was offset by a 33 basis point decrease in average yield. Interest expense increased 2.6%, reflecting a 23.0% increase in average interest bearing liabilities, but benefitted from a 27 basis point decline in the cost of interest bearing liabilities.

Our results of operations are also influenced by our provisions for loan losses, non-interest income and non-interest expense. The provision for loan losses increased as we added to the reserves as collateral values declined and increased our percentages in various environmental areas for the general reserve.  Non-interest income includes service fees and charges, including income generated by the Banks’ retail branch networks and operations, income from bank-owned life insurance, and title insurance revenue from our title agency subsidiary. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses.

Non-interest income decreased $2.2 million to $5.2 million in 2011, compared to $7.4 million in 2010.   The increase was primarily due to income from the recovery of virtually all of the 2009 write down of an equity security of $2.0 million.  Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest expense increased by $4.6 million, or 11.8%, to $43.0 million in 2011, compared to $38.4 million in 2010. The increase was primarily due to expenses related to the merger and the ten branches also acquired in the merger for a full year in 2011.

Net income for the year ended December 31, 2011 was $7.0 million, an increase of $1.9 million or 36.7% from $5.1 million for the year ended December 31, 2010.

Total assets increased $68.9 million, or 3.8%, to $1.9 billion, from $1.8 billion at December 31, 2010. Cash and cash equivalents decreased $4.9 million from year to year. Loans receivable, net, increased $68.5 million, available for sale securities decreased $10.0 million, investments held to maturity decreased $3.2 million, while mortgage backed securities increased $17.4 million at December 31, 2011, as compared to December 31, 2010.

Stockholders’ equity increased $5.5 million, or 2.6%, to $218.0 million at December 31, 2011 due to net income offset by dividend payments and stock repurchases.

Business Strategy. Our current business strategy is to seek growth and improve profitability by:

•	Increasing the volume of loan originations and the size of our loan portfolio relative to our securities portfolio;

•	Increasing originations of multi-family and commercial real estate loans and commercial business loans;

•	Maintaining high asset quality;

•	Lowering the level of non-performing assets;

•	Building core banking business through internal growth and growing our branches, and judiciously considering expansion through acquisition opportunities; and

•	Developing a sales culture by training and encouraging branch personnel to promote existing products and services to our customers.

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

Acquired loans. Loans that we acquired in the  acquisition of Sterling Bank subsequent to January 1, 2009, were recorded at fair value with no carryover of the related allowance for credit losses.  Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount or premium and is recognized into interest income over the remaining life of the loan. The difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non accretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan.  Subsequent decreases to the expected cash flows require us to evaluate the need for an allowance for credit losses.  Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonacretable discount which we then reclassify as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method.  Our evaluation of the amount of future cash flows that we expect to collect is performed in a similar manner as that used to determine our allowance for credit losses.  Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

General. Total assets increased by $68.9 million, or 3.8%, to $1.9 billion at December 31, 2011 compared to $1.8 billion at December 31, 2010, primarily due to an increase of $68.5 million in  net loans.

Cash and Cash Equivalents. Cash and cash equivalents decreased $4.9 million, or 5.5%, to $84.7 million at December 31, 2011 from $89.6 million at December 31, 2010.

Securities available for sale. The carrying value of securities available for sale decreased $10.0 million, or 19.1%, to $42.5 million at December 31, 2011 compared to $52.5 million for the prior year. The decrease was primarily due to $12.4 million of available for sale securities sold or called during the year, net of purchases of additional securities classified as available for sale during the year.

Investment securities held to maturity. Investment securities held to maturity decreased $3.2 million, or 1.3%, to $241.2 million at December 31, 2011 from $244.4 million at December 31, 2010. The decrease in the investments held to maturity portfolio was primarily due to calls of securities.  The weighted yield of the portfolio at December 31, 2011 was 3.04%.

Mortgage-backed securities. Mortgage-backed securities increased $17.4 million, or 4.1%, to $438.5 million at December 31, 2011, from $421.1 million at December 31, 2010. The average yield on mortgage-backed securities at December 31, 2011 was 3.91%.

Loans. Loans receivable, net, increased $68.5 million or 7.7% to $962.4 million at December 31, 2011, compared to $893.8 million at December 31, 2010.  Conventional one-to-four family mortgages increased $35.7 million, or 10.0%, to $394.2 million at December 31, 2011, compared to $358.5 million at December 31, 2010.  Loans in this category increased primarily due to the lower rate environment and   a demand for refinancing from both existing and new customers. Commercial and multi-family mortgages, construction and commercial loans increased $20.2 million, an increase of 5.8%, to $366.7 million at December 31, 2011, compared to $346.5 million in the prior year.  Majority of the growth was in commercial real estate loans.  Home equity and consumer loans increased $14.2 million, or 6.9%, to $218.9 million at December 31, 2011, compared to $204.7 million the prior year.  Majority of the increase was related to an improvement in equity loan demand.

Premises and equipment. Premises and equipment increased minimally from year to year remaining at $47.4 million. Roma Bank also holds a 50% interest in a variable interest entity which owns real estate which is listed separately on the balance sheet as real estate owned via equity investment.  The Company acquired two closed branch locations in the merger which are held for sale and listed separately on the balance sheet.  The Company recorded a $194 thousand impairment on the real estate held for sale during 2011.  One of those branch locations was sold in January 2012 at a loss of three thousand.

Bank Owned Life Insurance. Bank owned life insurance (“BOLI”) increased $779 thousand to $28.9 million at December 31, 2011 compared to $28.1 million the prior year. In January of 2012, the Company invested an additional $4.6 million in bank owned life insurance.

Real Estate Owned. Real estate owned decreased $413 thousand to $3.3 million at December 31, 2011, compared to $3.7 million at December 31, 2010.  During 2011, twelve new properties were added to real estate owned and nine were sold. At December 31, 2011, the Company held sixteen residential properties and two commercial properties.

Other assets. All other assets increased $910 thousand to $38.3 million at December 31, 2011, compared to $37.4 million a year earlier. The increase was primarily a result of an increase of $1.0 million in Federal Home Loan Bank stock, the recording of $419 thousand of mortgage servicing rights, an increase of $4.4 million of prepaid federal and state tax offset by decreases of $2.0 million in deferred taxes and $1.5 million in accrued interest receivable.

Deposits. Deposits increased by $72.0 million, or 4.8%, to $1.6 billion at December 31, 2011, compared to $1.5 billion in the prior year.   Non-interest bearing time deposits decreased $1.0 million, or 1.5%, to $63.8 million at December 31, 2011, compared to $64.8 million at December 31, 2010.  Interest bearing checking accounts increased $21.3 million, or 12.0%, to $198.6 million at December 31, 2011, compared to $177.3 million in the prior year.  The weighted average interest rate of total checking accounts, including both interest bearing and non-interest bearing, was 0.20% at December 31, 2011, compared to 0.22% in the prior year.  Savings and club accounts increased $78.1 million, or 17.81%, to $517.1 million at December 31, 2011, compared to $439.0 million at December 31, 2010.  The weighted average interest rate of savings and club accounts at December 31, 2011 was .44%, compared to .79% in the prior year.  Certificates of deposit decreased $26.3 million, or 3.2%, to $796.1 million at December 31, 2011, compared to $822.4 million in the prior year.  The weighted average interest rate of certificates of deposit at December 31, 2011 was 1.62%, compared to 1.83% in the prior year.  Rate competition in our market place for deposits was very aggressive with de-novo banks offering rates well above those suggested by the treasury yield curve.

Federal Home Loan Bank Advances. Federal Home Loan Bank of New York (FHLBNY) advances decreased $1.7 million to $33.3 million at December 31, 2011 compared to $35.0 million at December 31, 2010.   Roma Bank has a $23.0 million advance with the FHLBNY for ten years, with a three year call, at 3.9% interest, with interest paid quarterly. RomAsia Bank has various short term advances totaling $10.3 million.  In January 2012, Roma Bank borrowed $15.0 million from the FHLBNY for five years, amortizing at an interest rate of 1.03%.

Subordinated Debentures. On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust (the “Trust”), issued $6.2 million of variable rate capital trust pass-through securities (“capital securities”) to investors.  The variable interest rate reprices quarterly at the three month LIBOR plus 1.7%.  The Trust purchased $6.2 million of variable rate junior subordinated debentures from Sterling Banks, Inc..  The debentures are the sole asset of the Trust. The fair value of the subordinated debentures at acquisition of Sterling Banks, Inc. was $5.1 million. The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The Company. As successor to Sterling Banks, Inc. has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  The capital securities are redeemable by the Company on or after May 1, 2012 at par, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier I Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on May 1, 2037.  On October 22, 2010, the Company repurchased $4.0 million of these capital securities at a discounted market value of $3.2 million.

Securities Sold Under Agreements to Repurchase. In August 2008, the Company entered into an agreement to sell securities under agreement to repurchase in the amount of $40.0 million. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015 at 3.22%; $20.0 million maturing in 2018 at 3.51%; and, $10.0 million maturing in 2018 at 3.955%. The agreement is collateralized by securities described in the underlying agreement which are held in safekeeping at the FHLBNY.

Other Liabilities. Other liabilities increased by $3.8 million or 30.1% to $16.2 million at December 31, 2011, compared to $12.4 million at December 31, 2010.  The increase was primarily due to a $3.5 million increase in the pension liability.

Stockholders’ Equity. Stockholders’ equity increased $5.5 million, or 2.6%, to $218.0 million at December 31, 2011.  The increase was primarily a result of net income of $7.1 million offset by dividends paid to minority shareholders of $2.2 million.

Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010

General. Net income for the year ended December 31, 2011 was $7.0 million, an increase of $1.9 million, or 36.7%, from $5.1 million for the year ended December 31, 2010.

Net Interest Income. Net interest income, after the provision for loan loss increased $9.0  million, or 22.9%, to $48.3 million, compared to $39.3 million for the year ended December 31, 2010. Our net interest rate spread on the average balance sheet decreased 6 basis points to 2.82%, compared to 2.88% the prior year. The average yield on interest earning assets decreased 33 basis points, while the average cost of interest bearing liabilities decreased 27 basis points. The average yield on interest bearing assets was 4.14% and 4.47% for the years ended December 31, 2011 and 2010, respectively. The average cost of interest-bearing liabilities for the years ending December 31, 2011 and 2010 were 1.32% and 1.59%, respectively.

Interest Income. Total interest income increased $7.1 million, or 10.7%, to $73.6 million for the year ended December 31, 2011, compared to $66.4 million for the prior year. The improvement in interest income resulted from an increase in the average balance of interest earning assets.

Interest income on loans increased $7.0 million, or 17.6%, to $47.0 million for the year ended December 31, 2011, compared to $40.0 million for the prior year. The increase resulted from an increase in the average balance of loans from $730.5 million to $920.8 million; an increase of $190.2 million over 2010. This was offset by a decrease in the average yield on loans year over year of 37 basis points.

Interest income on mortgage-backed securities held to maturity increased $3.7 million, or 27.5%, to $17.2 million for the year ended December 31, 2011, compared to $13.5 million in the prior year. This increase was due primarily to an average volume increase of $146.2 million offset by a 68 basis point decrease in average yield.

Interest income on investment securities available for sale and held to maturity decreased $3.6 million, or 28.86%, to $8.8 million for the year ended December 31, 2011 compared to $12.4 million for the prior year. The average yield on investment securities available for sale and held to maturity decreased 63 basis points to 3.06%, compared to 3.69% in the prior year. The average balance of investment securities available for sale and held to maturity decreased $46.2 million to $288.0 million in 2011, compared to $334.2 million in the prior year. The decrease in the average balance was primarily due to more favorable rates and prices in other investment options.

Interest income on other interest-earning assets decreased $34 thousand to $0.5 million in 2011, compared to $0.5 million in the prior year. The average yield on other interest-bearing assets decreased 3 basis points to 0.37% in 2011, compared to 0.40% in the prior year. The decrease was primarily the result of a continued decline in overnight interest rates in 2011. The average balance of other interest-bearing assets increased $789 thousand to $128.5 million in 2011, compared to $127.8 million in 2010.

Interest Expense. Total interest expense increased $521 thousand, or 2.6%, to $20.8 million for the year ended December 31, 2011, compared to $20.3 million in the prior year. The increase primarily was from 23.0% increase in interest bearing liabilities offsetting  a 27 basis point decrease in the average cost of interest bearing liabilities, which, decreased 27 basis points to 1.32% compared to 1.59% in the prior year. The average balance of interest-bearing liabilities increased $295.1 million to $1.6 billion compared to $1.3 billion in the prior year.

Interest expense on deposits increased $326 thousand, or 1.8%, to $18.0 million in 2011, compared to $17.7 million in 2010. Average interest-bearing demand deposits increased $27.1 million, or 17.8%, to $179.5 million for the year ending December 31, 2011, compared to $152.4 million at the end of the prior year. The average cost of demand deposits decreased 14 basis points from year to year. Average savings and club accounts increased $138.7 million, or 38.9%, to $495.2 million, compared to $356.5 million in the prior year. The average cost of interest-bearing savings and club accounts decreased 24 basis points to 0.68%, compared to 0.92% in the prior year. The average cost of interest-bearing certificates of deposits decreased 26 basis points to 1.72%, compared to 1.98% in the prior year. The average balance of interest-bearing certificates of deposit increased $124.8 million, or 17.9%, to $823.0 million, compared to $698.2 million in 2010.

Interest expense on FHLBNY advances increased $195 thousand to $1.2 million, compared to $1.0 million in the prior year. The average cost of borrowings increased 13 basis points to 3.58% compared to 3.45% in the prior year. In late October 2007, the Company borrowed $23.0 million in the form of a ten year advance with a three year call, interest only quarterly at 3.90%.  In August 2008, the Company borrowed $40.0 million under an agreement to repurchase securities at a blended interest rate of 3.55%. RomAsia Bank has $10.3 million of short-term borrowing from FHLBNY.

The Company acquired in the merger Subordinated Debentures totaling $6.2 million maturing in 2037, callable in May 2012 at a rate of 6.8%.  The Company paid off a portion of this debt in October 2010.  At December 31, 2011, the balance was $1.9 million.

Provision for Loan Losses.   The provision for loan losses decreased $2.4 million to $4.5 million for the year ended December 31, 2011 compared to $6.9 million in the prior year. The provision was decreased as impairments were recognized and loans were charged off.  The allowance for loan loss was 0.55% of total loans, and, 0.76% of legacy Roma loans, at December 31, 2011, compared to 1.59% in the prior year. The loans acquired from Sterling Bank have non-accretable credit marks of $12.5 million at December 31, 2011 on gross loans totaling $218.1 million, or 5.7%.

Non-Interest Income. Non-interest income includes fees and service charges on loans, commissions on the sale of title insurance policies, bank-owned life insurance income, and other miscellaneous income. Non-interest income decreased $2.2 million, or 29.8%, to $5.2 million in 2011 compared to $7.4 million in the prior year. The decrease was primarily due to a realized gain of $2.2 million on an equity security in 2010.

Commissions on sale of title policies decreased minimally primarily due to static real estate transactions.

Fees and service charges on deposits and loans decreased minimally, $289 thousand, to $1.5 million, compared to $1.8 million in the prior year. Fees and service-charges on deposits decreased $61 thousand, or 4%, to $1.4 million, compared to $1.5 million in the prior year. The minimal decrease was primarily due to decreased fees from our overdraft protection program. Fees and service charges on loans decreased minimally by $228 thousand primarily from a decline in late charge fees.

Income from bank-owned life insurance increased $46 thousand in 2011.  No new policies were purchased in 2011, however, in January 2012, Roma Bank purchased an additional $4.6 million of bank owned life insurance.

Other categories of non-interest income decreased $1.9 million, in the aggregate, to $1.5 million in 2011, compared to $4.1 million in the prior year.  The decrease was primarily due to realized gain of $2.2 million on an equity security in the prior year.

Non-Interest Expense. Non-interest expense increased $4.6 million, or 11.8%, to $43.0 million in 2011, compared to $38.5 million in the prior year. The increase was primarily due to the full year of costs related to the merger with Sterling Bank in July 2010 and the related costs associated with the ten branches acquired in the merger.

Salaries and employee benefits increased $3.1 million, or 15.0%, to $24.0 million in 2011, compared to $20.9 million in the prior year. The increase in costs was primarily related to the full year of personnel related to the merger in 2010.  Full-time equivalent employees decreased by 12 from December 31, 2010 to December 31, 2011.

Net occupancy expense of premises increased approximately $980 thousand, or 26.1%, to $4.7 million in 2011 compared to $3.7 million in the prior year. Costs related to the full year costs for the ten branches acquired in the merger were $781 thousand.

Equipment costs increased $454 thousand, or 14.7%, to $3.5 million for the year ended December 31, 2011 compared to $3.1 million in the prior year. Approximately $275 thousand of the increase is related to full year costs related to the merger.

Data processing costs increased $302 thousand, or 15.3%, to $2.3 million in 2011, compared to $2.0 million in the prior year. This increase was primarily related to the merger and the need to have duplicate systems for a short period of time.

Advertising decreased $27 thousand to $800 thousand in 2011, compared to $827 thousand in the prior year.

Other non-interest expense decreased $282 thousand, or 3.5% to $7.7 million in 2011, compared to $7.9 million in the prior year. The decrease was primarily due to merger costs of $924 thousand in 2010, primarily offset by increases in costs relating to impaired loans of $525 thousand and increased compliance related consulting costs of approximately $65 thousand, and other minimal increases in various categories.

Provision for Income Taxes. The provision for income taxes increased $322 thousand, or 10.8%, to $3.3 million in 2011 compared to $3.0 million in the prior year. The increase is primarily related to an increase of 27.3% in pre-tax income lowered by increases in tax free income primarily from bank owned life insurance. The effective tax rate for 2011 was 31.74%, compared to 36.47% for 2010.

Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

General. Net income for the year ended December 31, 2010 was $5.1 million, an increase of $2.5 million, or 95.3%, from $2.6 million for the year ended December 31, 2009. Net income benefitted from a realized gain of $2.0 million on an equity security that had been written down as an- other than temporary impairment in 2010 by $2.2 million. Operating results were also impacted by the acquisition of Sterling since July 16, 2010.

Net Interest Income. Net interest income, after the provision for loan loss increased $9.4 million, or 31.6%, to $39.3 million, compared to $29.9 million for the year ended December 31, 2009. Our net interest rate spread on the average balance sheet decreased 32 basis points to 2.88%, compared to 2.56% the prior year. The average yield on interest earning assets decreased 39 basis points, while the average cost of interest bearing liabilities decreased 71 basis points. The average yield on interest bearing assets was 4.47% and 4.86% for the years ended December 31, 2010 and 2009, respectively. The average cost of interest-bearing liabilities for the years ending December 31, 2010 and 2009 were 1.59% and 2.30%, respectively.

Interest Income. Total interest income increased $11.6 million, or 21.2%, to $66.4 million for the year ended December 31, 2010, compared to $54.8 million for the prior year. The improvement in interest income resulted from an increase in the average balance of interest earning assets.

Interest income on loans increased $8.7 million, or 27.9%, to $40.0 million for the year ended December 31, 2010, compared to $31.3 million for the prior year. The increase resulted from an increase in the average balance of loans from $551.4 million to $730.5 million; an increase of $179.1 million over 2010. This was offset by a decrease in the average yield on loans from year over year of 19 basis points.

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

The Company acquired in the Sterling merger subordinated debentures totaling $6.2 million maturing in 2037, callable in June 2012 at a rate of 6.8%.  The Company paid off a portion of this debt in October 2010.  At December 31, 2009, the balance was $1.9 million.

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

In December 2010, the Banks worked with a consultant to validate and strengthen the peer, internal risk and historical data driving our allowance for loan loss methodology.  While management uses available information to recognize losses on loans, additional loan loss provisions in the future may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their periodic examinations, review the allowance for loan losses and may require us to record additional provisions based on their judgment of information available to them at the time of their examination.

Non-Interest Income. Non-interest income includes fees and service charges on loans, commissions on the sale of title insurance policies, bank-owned life insurance income, and other miscellaneous income. Non-interest income increased $4.6 million, or 162.8%, to $7.4 million in 2010 compared to $2.8 million in the prior year. The increase was primarily due to a realized gain of $2.0 million in 2010 on an equity security on which we had taken a $2.2 million impairment loss in 2009.

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

Income from bank-owned life insurance increased $37 thousand in 2010.  No new policies were purchased in 2010, however, $2.6 million of bank owned life insurance was acquired in the merger.

Other non-interest income, in the aggregate, increased $5.2 million to $4.1 million in 2010, compared to $1.1 million loss in the prior year.  The increase was primarily due to realized gain of $2.0 million on an equity security that had a $2.2 million impairment loss in the prior year.

Non-Interest Expense. Non-interest expense increased $9.5 million, or 35.5%, to $38.5 million in 2010, compared to $29.0 million in the prior year. The increase was primarily due to the merger with Sterling Bank and the related merger expenses and costs associated with the ten branches acquired in the merger.

Salaries and employee benefits increased $4.9 million, or 30.0%, to $20.9 million in 2010, compared to $16.0 million in the prior year. The increase in costs was primarily related to the merger.

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

Other non-interest expense increased $2.7 million, or 80% to $6.1 million in 2010, compared to $3.4 million in the prior year. Included in other non-interest expense is $924 thousand of merger expenses.  Other increases included $690 thousand in REO and loan expense related to costs associated with impaired loans, write downs on REO values of $705 thousand, and $527 thousand of increases in operating expenses such as telephone, supplies, insurance, etc.

Provision for Income Taxes. The provision for income taxes increased $2.0 million, or 63.3%, to $3.0 million in 2010 compared to $1.0 million in the prior year. The increase is primarily related to an increase of 95% in pre-tax income lowered by increases in tax free income primarily from bank owned life insurance. The effective tax rate for 2010 was 36.47% compared to 28.42% for 2009.

    Average Balance Sheet. The average yields and costs shown in the following table are derived by dividing income or expense by the daily average balance of assets or liabilities, respectively, for the periods presented. No tax equivalent adjustments have been made.

	At December 31,		For the Year Ended December 31,
	2011		2011				2010				2009
	Actual Balance	Actual Yield/ Cost	Actual Balance		Interest	Actual Yield/ Cost	Actual Balance		Interest	Actual Yield/ Cost	Actual Balance		Interest	Actual Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$962,389	4.89%	$920,778		$47,033	5.11%	$730,532		$40,002	5.48%	551,369		$31,282	5.67
Mortgage-backed securities held to maturity	438,523	3.93	440,782		17,238	3.91	294,579		13,525	4.59	273,871		14,292	5.20
Investment securities: (2)
Tax-exempt	15,327	2.24	13,637		469	3.44	11,095		447	4.03	10,928		599	5.48
Taxable	268,349	3.11	274,376		8,335	3.03	323,139		11,928	3.69	208,673		7,949	3.80
Other interest-earning assets (3)	119,309	0.40	128,543		477	0.37	127,754		511	0.40	82,478		691	0.80
Total interest-earning assets	1,803,897	4.08	1,778,116		73,552	4.14	1,487,099		66,413	4.47	1,127,319		54,813	4.86
Non-interest-earning assets	84,187		101,551				86,263				89,927
Total assets	$1,888,084		$1,879,667				$1,573,362				$1,217,246
Interest-bearing liabilities:
Interest-bearing demand	$198,597	0.22	179,533		434	0.24	$152,418		580	0.38	$112,193		618	0.54
Money market and savings	517,124	0.66	495,160		3,412	0.68	356,492		3,295	0.92	243,867		3,005	1.23
Certificates of deposit	796,081	1.03	823,007		14,190	1.72	698,247		13,835	1.98	518,885		15,592	3.01
Subordinate debentures	1,915	7.21	1,910		138	7.22	1,788		138	7.72	-		-
Securities sold under agreement to re purchase	40,000	3.55	40,000		1,420	3.55	40,000		1,420	3.55	40,000		1,420	3.55
Federal Home Loan Bank borrowings	33,316	3.61	33,624		1,203	3.58	29,179		1,008	3.45	29,423		1,048	3.56
Total interest-bearing liabilities	1,587,033	1.31	1,573,234		20,797	1.32	1,278,124		20,276	1.59	944,368		21,683	2.30
Non-interest-bearing liabilities	83,056		90,223				78,753				58,189
Total liabilities	1,670,089		1,663,457				1,356,877				1,002,557
Minority interest	1,855		1,688				1,688				1,651
Stockholders’ equity	216,140		214,523				214,797				213,038
Total liabilities and stockholders’ equity	$1,888,084		$1,879,667				$1,573,362				$1,217,246
Net interest income					$52,755				$46,137				$33,130
Interest rate spread (4)		2.77%				2.82				2.88%				2.56%
Net yield on interest-earning assets (5)						2.97%				3.10%				2.94%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.13	x			1.16	x			1.19	x

(1)	Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2)	Includes both available for sale and held to maturity securities.
(3)	Includes interest-bearing deposits at other banks, federal funds purchased Federal Home Loan Bank of New York capital stock and bank owned life insurance.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$9,733	$(2,702)	$7,031	$9,865	$(1,145)	$8,720
Mortgage-backed securities, held to maturity	5,716	(2,003)	3,713	1,077	(1,844)	(767)
Investment securities:
Tax-exempt	87	(65)	22	9	(161)	(152)
Taxable	(2,016)	(1,577)	(3,593)	4,209	(230)	3,979
Other interest earnings assets	(17)	(17)	(34)	150	(330)	(180)
Total interest-earning assets	$13,503	$(6,364)	$7,139	$15,310	$(3,710)	$11,600

Interest expense:
Interest-bearing demand	$(11)	$(135)	$(146)	$141	$(180)	$(39)
Savings and club	1,073	(956)	117	1,851	(1,561)	290
Certificates of deposit	2,270	(1,915)	355	3,588	(5,345)	(1,757)
Securities sold under agreement to repurchase	—	—	—	—	—	—
Subordinated debentures	—	—	—	138	—	138
Advances from Federal Home Loan Bank	157	38	195	(7)	(32)	(39)
Total interest-bearing liabilities	$3,489	$(2,968)	$521	$5,711	$(7,118)	$(1,407)

Change in net interest income	$10,014	$(3,396)	$6,618	$9,599	$3,408	$13,007

Liquidity, Commitments and Capital Resources

The Banks’ liquidity, represented by cash and cash equivalents, is a product of their operating, investing and financing activities. The Banks’ primary sources of funds are deposits; amortization, prepayments and maturities of mortgage-backed securities and outstanding loans; maturities of investment securities and funds provided from operations. In addition, the Banks invest excess funds in short-term interest-earnings assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities.

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

The Banks review cash flow projections regularly and update them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At December 31, 2011, the Banks had outstanding commitments to originate loans of $43.0 million, and unused lines of credit of $94.7 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2011 totaled $478.9 million.

While deposits are the Banks’ primary source of funds, they also generate cash through borrowings from the FHLBNY. The Banks have traditionally enjoyed cash flows from deposit activities that were sufficient to meet their day-to-day funding obligations and only occasionally used overnight lines of credit or other borrowings with the FHLBNY.   In October 2007, Roma Bank borrowed $23.0 million from the FHLBNY at 3.90%, interest only quarterly, for ten years with a three year call. At December 31, 2011, Roma Bank’s borrowing limit with the FHLBNY was $200.0 million. Roma Bank also had at December 31, 2011 securities sold under an agreement to repurchase in the amount of $40.0 million. RomAsia Bank at December 31, 2011 had $10.3 million of short-term advances with FHLBNY.

The following table discloses our contractual obligations and commitments as of December 31, 2011.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 years
	(In thousands)

Federal Home Loan Bank borrowings	$33,316	$4,250	$3,750	$2,316	$23,000
Securities sold under agreement to repurchase	$40,000	$—	$—	$10,000	$30,000

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In thousands)

Lines of credit	$94,728	$94,728	$—	$—	$—
Construction loans in process	10,796	10,796	—	—	—
Other commitments to extend credit	43,042	43,042	—	—	—
Total	$148,566	$148,566	$—	$—	$—

    Roma Bank has non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2011:

Years Ended December 31:	(In thousands)
2012	$1,170
2013	1,106
2014	991
2015	825
2016	847
Thereafter	8,823
Total Minimum Payments Required	$13,762

Included in the total required minimum lease payments are $ 1.7 million of payments to the “LLC” a variable interest entity in which the Company hold a 50% ownership interest. The Company eliminates these payments in consolidation.

Consistent with their goals to operate sound and profitable financial organizations, the Banks actively seek to maintain their status as well-capitalized institutions in accordance with regulatory standards. As of December 31, 2011, the Banks exceeded all capital requirements of the Office of the Controller of Currency.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving  Banks’ facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage backed securities, and commitments to extend credit to meet the financial needs of our customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of non-performance by other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at December 31, 2011, see Note 20 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

While the federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have decreased, intermediate-and long-term market interest rates, which we use as a guide to our loan pricing, have decreased to a larger extent than deposit rates. Although the yield curve has steepened, competitive deposit rates in our market areas have not permitted the Bank to lower rates in proportion to loan rates. This has lead to a tightening of our interest spread. If short-term interest rates continue to be high in the market area, we would expect that our interest spread and net interest margin would continue to compress, which would hurt our net interest income.

A falling rate environment would result in a decrease in rates we pay on deposits and borrowings, but the decrease in the cost of our funds may not be as great at the decrease in the yields on our loan portfolio and mortgage-backed securities and loan portfolios. This could cause a narrowing of our net interest rate spread and could cause a decrease in our earnings.

Quantitative Analysis. The following table presents Roma Bank’s net portfolio value as of December 31, 2011. The net portfolio values shown in this table were calculated by the OCC, based on information provided by Roma Bank (in thousands).

December 31, 2011
Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
Changes in rate	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
+300 bp	143,021	-77,465	(35)%	08.42%	(378) bp
+200 bp	178,490	-41,996	(19)%	10.24%	(196) bp
+100 bp	205,750	-14,736	(7)%	11.56%	(65) bp
0 bp	220,486	—	—	12.20%	—
–100 bp	231,669	11,183	5%	12.69%	49bp

(1) The -200bp and -300bp scenarios are not shown due to the low prevailing interest rate environment.

The following table presents RomAsia Bank’s net portfolio value as of December 31, 2011. The net portfolio values shown in this table were calculated by the OCC, based on information provided by RomAsia Bank (in thousands).

December 31, 2011
Net Portfolio Value				Net Portfolio Value as % of Present Value of Assets
Changes in rate		$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
+300	bp	8,968	-9,222	(51)%	6.95%	(597) bp
+200	bp	12,591	-5,600	(31)%	9.43%	(348) bp
+100	bp	15,834	-2,356	(13)%	11.51%	(141) bp
0	bp	18,190	—	—	12.92%	—
-100	bp	19,982	1,792	10%	13.98%	106 bp

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

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2011. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Additional Information About Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I -- Election of Directors” and “-- Biographical Information” in the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated herein by reference.

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

(d)          Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2011 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	( a )	( b )	( c )

	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	821,200	$13.67	471,709

Total	821,200	$13.67	471,709

(1)  Options outstanding have been granted pursuant to the Roma Financial Corporation 2008 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of options to purchase up to 1,292,909 shares of common stock of which options to purchase 821,200 shares were outstanding at December 31, 2011. The Plan also provides for grants of up to 517,164 shares of restricted common stock of which 243,895 shares have already been granted.

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

1.
The consolidated statements of financial condition of Roma Financial Corporation and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2011, together with the related notes and the Independent Registered Public Accounting Firm are included following this Item 15.

2.	Schedules omitted as they are not applicable.

3.	Exhibits

The following Exhibits are filed as part of this report:

3.1	Charter of Roma Financial Corporation*
3.2	Amended and Restated Bylaws of Roma Financial Corporation**
4	Stock Certificate of Roma Financial Corporation*
10.1	Form of Supplemental Executive Retirement Agreement*
10.2	Form of Phantom Stock Appreciation Rights Agreement*
10.3	Roma Financial Corporation 2008 Equity Incentive Plan***
10.4	Employment Agreement between the Registrant, Roma Bank and Peter A. Inverso****
10.5	Employment Agreement between the Registrant, Roma Bank and Maurice T. Perilli****
10.6	Employment Agreement between Roma Bank and Sharon L. Lamont*****
10.7	Employment Agreement between Roma Bank and Keith Pericoloso*****
10.8	Emeritus Director Agreement between Roma Financial Corporation and Maurice T. Perilli ******
21	Subsidiaries of the Registrant
23	Consent of ParenteBeard LLC
31.1	Certifications of CEO to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on March 14, 2006
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 20, 2011
***	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on March 27, 2009 (Registration Number 333-158249)
****	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 26, 2009
*****	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 5, 2010
******	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 23, 2011

March 5, 2012

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2011 the Company’s internal control over financial reporting is effective based on those criteria.  The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Company’s internal control over financial reporting as of December 31, 2011.

/s/ Peter A. Inverso	/s/ Sharon L. Lamont
Peter A. Inverso	Sharon L. Lamont
President & CEO	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Roma Financial Corporation

We have audited Roma Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Roma Financial Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal control over financial reporting. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit.

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

In our opinion, Roma Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders’ equity and cash flows of Roma Financial Corporation and Subsidiaries and our report dated March 5, 2012 expressed an unqualified opinion.

/s/ParenteBeard LLC

Philadelphia, Pennsylvania
March 5, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Roma Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Roma Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roma Financial Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Roma Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2012 expressed an unqualified opinion.

/s/ParenteBeard LLC

Philadelphia, Pennsylvania
March 5, 2012

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2011	2010
	(In thousands, except for share data)
ASSETS
Cash and amounts due from depository institutions	$17,791	$17,958
Interest-bearing deposits in other banks	41,775	44,220
Money market funds	25,093	27,409

Cash and Cash Equivalents	84,659	89,587

Investment securities available for sale (“AFS”) at fair value	42,491	52,513
Investment securities held to maturity at amortized cost (fair value of $243,022 and $238,785, respectively)	241,185	244,421
Mortgage-backed securities held to maturity at amortized cost (fair value of $458,555 and $425,462, respectively)	438,523	421,114
Loans receivable, net of allowance for loan losses of $5,416 and $9,844 at December 31, 2011 and 2010	962,389	893,842
Real estate owned and other repossessed assets	3,276	3,689
Real estate owned via equity investment	3,905	3,979
Real estate held for sale	970	1,164
Premises and equipment, net	47,433	47,355
Federal Home Loan Bank of New York and ACBB stock	5,798	4,789
Accrued interest receivable	6,492	8,030
Bank owned life insurance	28,852	28,073
Goodwill	1,826	1,826
Deferred tax asset	12,253	14,281
Other assets	8,032	4,491

Total Assets	$1,888,084	$1,819,154

See notes to consolidated financials statements.

Roma Financial Corporation and Subsidiaries

Liabilities and Stockholders’ Equity

December 31,
2011	2010
(In thousands, except for share data)
Liabilities
Deposits:
Non-interest bearing	$63,766	$64,778
Interest-bearing	1,511,840	1,438,782
Total deposits	1,575,606	1,503,560
Federal Home Loan Bank of New York advances	33,316	35,000
Securities sold under agreements to repurchase	40,000	40,000
Subordinated debentures	1,915	1,904
Securities purchased and not settled	—	11,004
Advance payments by borrowers for taxes and insurance	3,064	2,776
Accrued interest payable and other liabilities	16,188	12,434
Total Liabilities	1,670,089	1,606,678

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.10 par value, 45,000,000 authorized; 32,731,875 issued; 30,320,927 and 30,280,927, respectively, outstanding.	3,274	3,274
Paid-in capital	100,310	99,585
Retained earnings	157,669	152,911
Unearned shares held by Employee Stock Ownership Plan	(5,141)	(5,683)
Treasury stock, 2,410,948 and 2,450,948, respectively, outstanding	(35,335)	(35,880)
Accumulated other comprehensive loss	(4,637)	(3,463)

Total Roma Financial Corporation stockholders’ equity	216,140	210,744
Noncontrolling interest	1,855	1,732
Total Stockholders’ Equity	217,995	212,476

Total Liabilities and Stockholders’ Equity	$1,888,084	$1,819,154

See notes to consolidated financials statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Income
Years Ended December 31,
2011	2010	2009
(In thousands, except for share and per share data)
Interest Income
Loans, including fees	$47,033	$40,002	$31,282
Mortgage-backed securities held to maturity	17,238	13,525	14,292
Investment securities held to maturity	7,780	11,576	7,949
Securities available for sale	1,024	799	599
Other interest-earning assets	477	511	691
Total Interest Income	73,552	66,413	54,813

Interest Expense
Deposits	18,036	17,710	19,215
Borrowings	2,761	2,566	2,468
Total Interest Expense	20,797	20,276	21,683
Net Interest Income	52,755	46,137	33,130

Provision for Loan Losses	4,491	6,855	3,280
Net Interest Income after Provision for Loan Losses	48,264	39,282	29,850

Non-Interest  Income
Commissions on sales of title policies	963	1,019	1,145
Fees and service charges on deposits and loans	1,530	1,819	1,573
Income from bank owned life insurance	1,226	1,180	1,143
Net gain from sale of mortgage loans originated for sale	558	491	109
Net gain from sale of available for sale securities	104	2,205	158
Impairment loss on available for sale equity security	—	—	(2,246)
Impairment loss on real estate owned	(208)	(705)	—
Impairment loss on real estate held for sale	(194)	—	—
Net realized gain (loss) from real estate owned	(40)	128	(8)
Other	1,231	1,232	930
Total Non-Interest Income	5,170	7,369	2,804

Non-Interest Expenses
Salaries and employee benefits	24,016	20,892	16,022
Net occupancy expense of premises	4,727	3,747	2,900
Equipment	3,543	3,089	2,541
Data processing fees	2,276	1,974	1,620
Advertising	800	827	842
Federal deposit insurance premiums	1,814	1,883	1,710
Merger expense	—	924	—
Other	5,852	5,141	3,377
Total Non-Interest Expenses	43,028	38,477	29,012
Income before Income Taxes	10,406	8,174	3,642

Income Taxes	3,303	2,981	1,035
Net income before noncontrolling interests	7,103	5,193	2,607
(Income) loss attributable to noncontrolling interests	(123)	(87)	8
Net Income Attributable to Roma Financial Corporation	$6,980	$5,106	$2,615
NET INCOME ATTRIBUTABLE TO ROMA FINANCIAL CORPORATION PER COMMON SHARE
Basic and Diluted	$.23	$.17	$.09
Dividends declared per share	$.32	$.32	$.32
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Diluted	29,759	30,554	30,680

See notes to consolidated financials statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2011, 2010 and 2009

					Unearned	Accumulated
					Shares	Other		Non-
	Common Stock		Paid-In	Retained	Held by	Comprehensive	Treasury	controlling
	Shares	Amount	Capital	Earnings	ESOP	Loss	Stock	Interest	Total
	(In Thousands)

Balance - December 31, 2008	30,888	$3,274	$98,294	$149,926	$(6,765)	$(3,421)	$(29,935)	$1,643	$213,016

Other comprehensive income:
Net income	—	—	—	2,615	—	—	—	(8)	2,607
Unrealized gain on securities available for sale, net of income taxes of $(140)	—	—	—	—	—	487	—	—	487
Pension cost, net of income taxes $(405)	—	—	—	—	—	621	—	—	621
Total Comprehensive Income									3,715

Contribution of capital by noncontrolling interest	—	—	—	—	—	—	—	10	10
Stock based compensation including warrants	—	—	1,219	—	—	—	—	—	1,219
Vesting of restricted stock	45	—	(721)	—	—	—	721	—	—
Dividends paid and declared	—	—	—	(2,410)	—	—	—	—	(2,410)
ESOP shares earned		—	129	—	541	—	—	—	670
Balance - December 31, 2009	30,933	3,274	98,921	150,131	(6,224)	(2,313)	(29,214)	1,645	216,220

Other comprehensive income:
Net income	—	—	—	5,106	—	—	—	87	5,193
Unrealized loss on securities available for sale, net of income taxes of $254	—	—	—	—	—	(356)	—	—	(356)
Pension cost, net of income taxes $529	—	—	—	—	—	(794)	—	—	(794)
Total Comprehensive Income	—	—	—	—	—	—	—	—	4,043

See notes to consolidated financials statements.

Roma Financial Corporation and Subsidiaries

					Unearned	Accumulated
					Shares	Other		Non-
	Common Stock		Paid-In	Retained	Held By	Comprehensive	Treasury	controlling
	Shares	Amount	Capital	Earnings	ESOP	Loss	Stock	Interest	Total
	(In Thousands)
Dividends paid and declared		—	—	(2,326)	—	—	—	—	(2,326)
Treasury shares repurchased	(704)	—	—	—	—	—	(7,484)	—	(7,484)
Stock based compensation including warrants		—	1,419	—	—	—	—	—	1,419
Vesting of restricted stock	52	—	(818)	—	—	—	818	—	—
ESOP shares earned	—	—	63	—	541	—	—	—	604
Balance - December 31, 2010	30,281	3,274	99,585	152,911	(5,683)	(3,463)	(35,880)	1,732	212,476

Other comprehensive income:
Net income	—	—	—	6,980	—	—	—	123	7,103
Unrealized gain on securities available for sale, net of income taxes of ($666)	—	—	—	—	—	914	—	—	914
Pension cost, net of income taxes $1,384	—	—	—	—	—	(2,088)	—	—	(2,088)
Total Comprehensive Income	—	—	—	—	—	—	—	—	5,929

Dividends paid and declared		—	—	(2,222)	—	—	—	—	(2,222)
Vesting of restricted stock	40	—	(545)	—	—	—	545	—	—
Stock based compensation, including warrants	—	—	1,280	—	—	—	—	—	1,280
ESOP shares earned	—	—	(10)	—	542	—	—	—	532

Balance - December 31, 2011	30,321	$3,274	$100,310	$157,669	$(5,141)	$(4,637)	$(35,335)	$1,855	$217,995

See notes to consolidated financials statements.

Roma Financial Corporation and Subsidiaries

 Consolidated Statements of Cash Flows
	Years Ended December 31,
	2011	2010	2009
	(In Thousands)
Cash Flows from Operating Activities
Net income	$7,103	$5,193	$2,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,424	2,212	1,949
Amortization of premiums and accretion of discounts on securities	75	44	(106)
Accretion of deferred loan fees and discounts	(122)	(163)	(126)
Amortization of net premiums on loans	756	697	—
Amortization of premium on deposits	(218)	(541)	—
Accretion of discount on subordinated debt	11	—	—
Net gain on sale of mortgage loans originated for sale	(558)	(491)	(109)
Mortgage loans originated for sale	(19,209)	(20,343)	(9,130)
Proceeds from sales of mortgage loans originated for sale	19,767	20,834	9,239
Net realized loss (gain) from sales of real estate owned	40	(128)	8
Loss on impairment of real estate owned	208	705	—
Loss on impairment of real estate held for sale	194	—	—
Provision for loan losses	4,491	6,855	3,280
Stock based compensation, including warrants	1,280	1,419	1,219
Gain on sale of securities available for sale	(104)	(2,205)	(158)
Impairment loss on available for sale security	—	—	2,246
Decrease (increase) in interest receivable	1,538	(1,562)	(1,409)
Increase in cash surrender value of bank owned life insurance	(1,015)	(992)	(973)
(Increase) decrease in other assets	(3,551)	4,180	(3,281)
Decrease in accrued interest payable	(172)	(396)	(380)
Increase (decrease) in other liabilities	454	(5,657)	2,424
Decrease (increase) in deferred tax asset	2,746	(802)	(2,361)
ESOP shares earned	532	604	670
Net Cash Provided by Operating Activities	16,670	9,463	5,609

Cash Flows from Investing Activities
Proceeds from calls and repayments on securities available for sale	13,146	22,187	8,101
Proceeds from sale of securities available for sale	4,224	9,820	7,311
Purchases of securities available for sale	(6,830)	(25,507)	(29,015)
Proceeds from maturities and calls of investment securities held to maturity	235,406	387,608	152,555
Purchases of investment securities held to maturity	(232,019)	(326,317)	(383,764)
Principal repayments on mortgage-backed securities held to maturity	87,466	83,989	77,417
Purchases of mortgage-backed securities held to maturity	(114,933)	(240,268)	(23,887)
Net increase in loans receivable	(76,732)	(45,227)	(70,503)
Net additions to premises and equipment and real estate owned via equity investment	(2,428)	(4,194)	(1,127)
(Purchases) redemption of FHLBNY and ACBB stock	(1,009)	(665)	434
Proceeds from life insurance redemption	236	—	—
Cash acquired in acquisition, net of cash used in acquisition	—	16,032	—
Purchase of bank owned life insurance	—	(169)	—
Proceeds from sale of real estate owned	3,225	2,323	60
Net Cash Used in Investing Activities	(90,248)	(120,388)	(262,418)

Cash Flows from Financing Activities
Net increase in deposits	72,264	167,625	251,522
Increase in advance payments by borrowers for taxes and insurance	288	113	266
Federal Home Loan Bank of New York advances	3,500	13,000	—
Repayments of Federal Home Loan Bank of New York advances	(5,184)	(18,059)	(22,103)
Purchase of treasury stock	—	(7,484)	—
Dividends paid to minority shareholders of Roma Financial Corp.	(2,218)	(2,378)	(2,410)
Repayment of subordinated debentures	—	(3,200)	—
Capital contributed by noncontrolling interests	—	—	10
Net Cash Provided by Financing Activities	68,650	149,617	227,285
Net (Decrease) Increase in Cash and Cash Equivalents	(4,928)	38,692	(29,524)
Cash and Cash Equivalents – Beginning	89,587	50,895	80,419
Cash and Cash Equivalents – Ending	$84,659	$89,587	$50,895
See notes to consolidated financials statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Supplementary Cash Flows Information
Income taxes paid, net	$5,237	$3,242	$2,867

Interest paid	$20,969	$20,672	$22,063

Loans receivable transferred to real estate owned	$3,060	$2,068	$1,928

Securities purchased and not settled	$—	$11,004	$1,000

Premises and equipment transferred to held for sale	$—	$1,164	$—

Fair value of assets acquired, net of cash and equivalents acquired	$—	$329,708	$—

Fair value of liabilities assumed	$—	$345,740	$—

See notes to consolidated financials statements.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Roma Financial Corporation (the “Company”), its wholly-owned subsidiary, Roma Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, Roma Capital Investment Co. (the “Investment Co.”) and General Abstract and Title Agency (the “Title Co.”) and the Company’s majority owned investment of 91.22% in RomAsia Bank. Roma Bank and RomAsia Bank are collectively referred to as (“the Banks”). As discussed in Note 6, Real Estate Owned Via Equity Investments, the consolidated financial statements also include the Company’s 50% interest in 84 Hopewell, LLC (the “LLC”), a real estate investment deemed to be a variable interest entity, which was consolidated by the Company when it was determined to be the primary beneficiary according to the requirements of FASB ASC Topic 810.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Investment Co. is a special purpose entity whose activities are limited to holding investment securities, collecting earnings, principal repayments and recognizing other gains/losses thereon.  It holds a substantial portion of the Company’s investment and mortgage-backed securities portfolios and is subject to the investment company provisions of the New Jersey Corporation Business Tax Act.  The Title Co. was incorporated in the State of New Jersey effective March 7, 2005 and commenced operations on April 1, 2005 upon the acquisition of the assets of the General Abstract & Title Agency (the “Agency”), which consisted primarily of the Agency’s title search files.  Related goodwill of approximately $572,000 was recognized as a result of the purchase price exceeding the fair market value of assets acquired. RomAsia Bank received all regulatory approvals on June 23, 2009 to be a federal savings bank and began operations on that date. The Company invested $13.4 million in RomAsia Bank originally, and in December 2011 invested an additional $2.5 million, and currently holds a 91.22% ownership interest. The Company, together with two individuals, formed a limited liability company, 84 Hopewell, LLC. The LLC was formed to build a commercial office building in which is located the Company’s Hopewell branch, corporate offices for the other LLC members’ construction company and tenant space. The Company invested $360,000 in the LLC and provided a loan in the amount of $3.6 million to the LLC. The Company and the other 50% owner’s construction company both have signed lease commitments to the LLC.

Roma Financial Corporation, MHC, a federally chartered mutual holding company, whose activity is not included in these consolidated financial statements, held 22,584,995 or 74.5% of the Company’s outstanding stock as of December 31, 2011.

Subsequent Events

Effective April 1, 2010, the Company adopted Financial Accounting Standards Board (“FASB”) guidance now codified as FASB ASC Topic 855, Subsequent Events.  This guidance establishes general standards for accounting and for disclosure of events that occur after the balance sheet date but before financial statements are issued.  The subsequent event guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.  Management evaluated subsequent events until the date of issuance of the report and concluded that no events occurred that were of a material nature.

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

Business of the Company and Subsidiaries

The Company’s primary business is the ownership and operation of the Banks.  The Banks are principally engaged in the business of attracting deposits from the general public at their twenty six locations in New Jersey and using those deposits, together with other funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, consumer loans.  Roma Bank’s subsidiary, the  Investment Co., was organized to hold investments and mortgage-backed securities.  Roma Bank’s subsidiary, the Title Co., provides title searches and policies for its customers’ real estate investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions, with original maturities of three months or less and money market funds.

Interest –Bearing Deposits in Banks

Interest-bearing deposits in banks mature within three months or less and are carried at cost.

Securities

In accordance with applicable accounting standards, the Company classifies its investment securities into one of three portfolios: held to maturity; available for sale or trading. Investments in debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income (“OCI”) component of stockholders’ equity.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired.  Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary”.

The Company accounts for temporary impairments based upon their classification as either available for sale, held to maturity or managed within a trading portfolio. Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through OCI with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Conversely, the Company does not adjust the carrying value of “held to maturity” securities for temporary impairments, although information concerning the amount and duration of impairments on held to maturity securities is generally disclosed in periodic financial statements.  The carrying value of securities held in a trading portfolio is adjusted to their fair value through earning on a daily basis.  However, the Company maintained no securities in trading portfolios at or during the periods presented in these financial statements.

The Company accounts for other-than-temporary impairments based upon several considerations.  First, other-than-temporary impairments on securities that the Company has decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell prior to the full recovery of their fair value to a level equal to or exceeding their amortized cost, are recognized in earnings. If neither of these conditions regarding the likelihood of the securities’ sale are applicable, then, for debt securities, the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components. A credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on a debt security fall below its amortized cost.  The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. The Company recognizes credit-related, other-than-temporary impairments in earnings.  However, noncredit-related, other-than-temporary impairments on debt securities are recognized in OCI.

Premiums and discounts on all securities are generally amortized/accreted to maturity by use of the level-yield method considering the impact of principal amortization and prepayments on mortgage-backed securities.  Premiums on callable securities are generally amortized to the call date whereas discounts on such securities are accreted to the maturity date.  Gain or loss on sales of securities is based on the specific identification method.

Loans Receivable

Loans receivable, net, are stated at unpaid principal balances, net of deferred loan origination fees and costs, purchased discounts and premiums and the allowance for loan losses.  Certain direct loan origination costs net of loan origination fees, are deferred and amortized, using the level-yield method, as an adjustment of yield over the contractual lives of the related loans.  Unearned premiums and discounts are amortized or accreted by use of the level-yield method over the contractual lives of the related loans.

Acquired Loans

Loans that we acquire in acquisitions subsequent to January 1, 2009 are recorded at fair value with no carryover of the related allowance for credit losses.  Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan.  The difference between

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount.  The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan.  Subsequent decreases to the expected cash flows require us to evaluate the need for an allowance for credit losses.  Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount, which we then reclassify as an accretable discount that is recognized into interest income over the remaining life of the loan, using the interest method.  Our evaluation of the amount of future cash flows that we expect to collect is performed in a similar manner as the nonaccretable discount portion of the fair value adjustment.

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans, and if we expect to collect the new carrying value of the loans. As such, we may no longer consider the loan to be  nonaccrual or nonperforming, and, may accrue interest on these loans, including the impact of any accretable discount.

Past Due Loans

A loan’s “past due” status is generally determined based upon the delinquency of contractually required principal and interest payments under the terms of the loan (“P&I delinquency”),  in conjunction with its “past maturity” status, where applicable.  A loan’s “P&I delinquency” status is based upon the number of calendar days between the date of the earliest principal and interest (“P&I”) payment due and the “as of” measurement date.  A loan’s “past maturity” status, where applicable, is based  upon the number of calendar days between a loan’s contractual maturity date and the “as of” measurement date.  Based upon the larger of these criteria, loans are categorized into the following “past due” tiers for financial statement reporting and disclosure purposes:  Current (including 1-29 days past due), 30-59 days past due, 60-89 days and 90 or more days.

Nonaccrual Loans

Loans are generally placed on nonaccrual status when contractual payments become 90 days or more past due, and are otherwise placed on nonaccrual when the Company does not expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement.  Loans that become 90 days past maturity, but remain non-delinquent with regard to ongoing P&I payments may remain on accrual status if:  (1) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the loan agreement, past maturity status notwithstanding, and (2) the borrower is working actively and cooperatively with the Company to remedy the past maturity status through an expected refinance, payoff or modification of the loan agreement that is not expected to result in a troubled debt restructuring (“TDR”) classification.  All TDRs are placed on nonaccrual status for a period of no less than twelve months after restructuring, irrespective of past due status.  The sum of nonaccrual loans plus accruing loans that are 90 days or more past due are generally defined as “nonperforming loans”.

Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan for financial statement purposes.  When a loan is returned to accrual status, any accumulated interest payments previously applied to the carrying value of the loan during its nonaccrual period are recognized as interest income.

Loans that are not considered to be TDRs are generally returned to accrual status when payments due are brought current and the Company expects to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.  Non-TDR loans may also be returned to accrual status when a loan’s payment status falls below 90 days past due and the Company: (1) expects receipt of the

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

remaining past due amounts within a reasonable timeframe, and (2) expects to receive all remaining P&I payments owed substantially in accordance with the terms of the loan agreement.  TDRs may be returned to accrual status if (1) the borrower has paid timely P&I payments in accordance with the terms of the restructured loan agreement for no less than twelve consecutive months after restructuring, and (2) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the restructured loan agreement.

Classification of Assets

In compliance with the regulatory guidelines, the Company’s loan review system includes an evaluation process through which certain loans exhibiting adverse credit quality characteristics are classified “Special Mention”, “Substandard”, “Doubtful” or “Loss”.  It is our policy to review the loan portfolio in accordance with regulatory classification procedures, generally on a monthly basis.

An asset is classified as “Substandard” if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Assets classified as “Doubtful” have all of the weaknesses inherent in those classified as “Substandard”, with the added characteristics that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values.  Assets, or portions thereof, classified as “Loss” are considered uncollectible or of so little value that their continuance as assets is not warranted.

Management evaluates loans classified as substandard or doubtful for impairment in accordance with applicable accounting requirements.  Impairment identified through these evaluations are classified as “Loss” through which either a specific valuation allowance equal to 100% of the impairment is established and the loan is charged off.  In general, loans that are classified as “Loss” in their entirety are charged off directly against the allowance for loan loss.

More typically, the Company’s impaired loans with impairment are characterized by “split classification” (ex. Substandard/Loss) with charge offs being recorded against the allowance for loan loss at the time such losses are realized.  For loans primarily secured by real estate, the recognition of impairments as “charge offs” typically coincides with the foreclosure of the property securing the impairment loan at which time the property is brought into real estate owned at its fair value, less estimated selling costs, and any portion of the loan’s carrying value in excess of that amount is charged off against the ALLL.

Assets which do not currently expose the Company to a sufficient degree of risk to warrant an adverse classification but have some credit deficiencies or other potential weaknesses are designated as “Special Mention” by management.  Adversely classified assets, together with those rated as “Special Mention”, are generally referred to as  “Classified Assets”.  Non-classified assets are internally rated as either “Pass” or “Watch” with the latter denoting a potential deficiency or concern that warrants increased oversight or tracking by management until remediated.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

Management performs a classification of assets review, including the regulatory classification of assets, generally on a monthly basis.  The results of the classification of assets review are validated by the Company’s third party loan review firm during their quarterly, independent review.  In the event of a difference in rating or classification between those assigned by the internal and external resources, the Company will generally utilize the more critical or conservative rating or classification.  Final loan ratings and regulatory classifications are presented monthly to the Board of Directors and are reviewed by regulators during the examination process.

Allowance for Loan Losses

The allowance for loan losses is a valuation account that reflects the Company’s estimation of the losses in its loan portfolio to the extent they are both probable and reasonable to estimate.  The balance of the allowance is generally maintained through provisions for loan losses that are charged to income in the period that estimated losses on loans are identified by the Company’s loan review system.  The Company charges losses on loans against the allowance as such losses are actually incurred.  Recoveries on loans previously charged-off are added back to the allowance.

The Company’s allowance for loan loss calculation methodology utilizes a “two-tier” loss measurement process that is performed monthly.  Based upon the results of the classification of assets and credit file review processes described earlier, the Company first identifies the loans that must be reviewed individually for impairment.  Factors considered in identifying individual loans to be reviewed include, but may not be limited to, classification status, past due and/or nonaccrual status, size of loan, type and condition of collateral and the financial condition of the borrower.

Traditionally, the loans considered by the Company to be eligible for individual impairment review have generally represented its larger and/or more complex loans including its commercial mortgage loans, comprising multi-family and nonresidential real estate loans, as well as its construction loans and commercial business loans.  The Company also considers eligible for individual impairment review to now include all one-to-four family mortgage loans as well as its home equity loans and home equity lines of credit.

A reviewed loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Once a loan is determined to be impaired, management measures the amount of impairment associated with the loan.

In measuring the impairment associated with collateral dependent loans, the fair value of the real estate collateralizing the loan is generally used as a measurement proxy for that of the impaired loan itself as a practical expedient.  Such values are generally determined based upon a discounted market value obtained through an automated valuation module or prepared by a qualified, independent real estate appraiser.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

The Company generally obtains independent appraisals on properties securing real estate loans when such loans are initially placed on nonperforming status with such values updated approximately every  twelve months thereafter throughout the foreclosure process, at the point of foreclosure and approximately every twelve months thereafter while the repossessed property is held as real estate owned.

As required by accounting and regulatory guidance, the Company reduces the fair value of the collateral by estimated selling costs, such as real estate brokerage commissions, to measure impairment when such costs are expected to reduce the cash flows available to repay the loan.

The Company establishes specific valuation allowances in the fiscal period during which the loan impairments are identified.  Such valuation allowances are adjusted in subsequent fiscal periods, where appropriate, to reflect any changes in carrying value or fair value identified during subsequent impairment evaluations which are updated monthly by management.

The second tier of the loss measurement process involves estimating the probable losses which addresses loans not otherwise reviewed individually for impairment.  Such loans include groups of smaller-balance homogeneous loans that may generally be excluded from individual impairment analysis, and therefore collectively evaluated for impairment, as well as the non-impaired portion of those loans within categories that are otherwise eligible for individual impairment review.

Valuation allowances established through the second tier of the loss measurement process utilize historical and environmental loss factors to collectively estimate the level of probable losses within defined segments of the Company’s loan portfolio.  The loans receivable portfolio is segregated into commercial and consumer loans. These segments aggregate homogeneous subsets of loans with similar risk characteristics based upon loan type.  For allowance for loan loss calculation and reporting purposes, the Company currently stratifies its loan portfolio into six primary classes:  residential mortgage loans, residential construction loans, commercial real estate loans, commercial construction loans, commercial and industrial loans, and home equity and consumer loans.

In regard to historical loss factors, the Company’s allowance for loan loss calculation calls for an analysis of historical charge-offs and recoveries for each of the defined classes within the loan portfolio.  The Company currently utilizes a three-year moving average of  annual net charge-off rates (charge-offs net of recoveries) by loan class, where available, to calculate its actual, historical loss experience.  The outstanding principal balance of each loan class is multiplied by the applicable historical loss factor to estimate the level of probable losses based upon the Company’s historical loss experience.

The timeframe between when loan impairment is first identified by the Company and when such impairment is ultimately charged off varies by loan type due to the applicable collection, foreclosure and/or collateral repossession process timeframes.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

The Company’s secured loans are primarily comprised of residential and nonresidential mortgage loans and commercial/business loans secured by properties located in New Jersey where the foreclosure process currently takes 24-36 months to complete.  As noted above, impairment is first measured at the time the loan is initially classified as nonperforming, which generally coincides with initiation of the foreclosure process.  However, such impairment measurements are updated at least quarterly which may result in the identification of additional impairment and loss classifications arising from deteriorating collateral values or other factors affecting the estimated fair value of collateral-dependent loans. Partial charge-offs of the cumulative portion of secured loans classified as loss, where applicable, are generally recognized when the impairment is identified.

Accordingly, the historical loss factors used in the Company’s allowance for loan loss calculations do not reflect the probable losses on impaired loans until such time that the losses are realized as charge-offs.  Consideration of these probable losses in the Company’s historical loss factors would otherwise increase the portion of the allowance for loan losses attributable to such factors.  However, the environmental loss factors utilized by the Company in its allowance for loan loss calculation methodology, as described below, generally serve to recognize the probable losses within the portfolio that have not yet been realized as charge-offs.

Inasmuch as impairment is generally first measured concurrent with an eligible loan’s initial classification as “nonperforming”, as described earlier, the timeframes between “nonperforming classification and charge off” and “initial impairment/loss measurement and charge off” are generally consistent.

As noted, the second tier of the Company’s allowance for loan loss calculation also utilizes environmental loss factors to estimate the probable losses within the loan portfolio.  Environmental loss factors are based upon specific qualitative criteria representing key sources of risk within the loan portfolio.  Such risk criteria includes the level of and trends in nonperforming loans; the effects of changes in credit policy; the experience, ability and depth of the lending function’s management and staff; national and local economic trends and conditions; credit risk concentrations; and changes in local and regional real estate values.  For each category of the loan portfolio, a level of risk, developed from a number of internal and external resources, is assigned to each of the qualitative criteria utilizing a scale ranging from zero (negligible risk) to 15 (high risk).  The sum of the risk values, expressed as a whole number, is multiplied by .01% to arrive at an overall environmental loss factor, expressed in basis points, for each category.  The outstanding principal balance of each loan class is multiplied by the applicable environmental loss factor to estimate the level of probable losses based upon the qualitative risk criteria.

In evaluating the impact of the level and trends in nonperforming loans on environmental loss factors, the Company first broadly considers the occurrence and overall magnitude of prior losses recognized on such loans over an extended period of time.  For this purpose, losses are considered to include both direct charge-offs as well as the portions of impaired assets classified as loss for which specific valuation allowances have been recognized through provisions to the allowance for loan losses.  To the extent that prior losses have generally been recognized on nonperforming loans within a class, a basis is established to recognize existing losses on loans collectively evaluated for impairment based upon the current levels of nonperforming loans within that class.  Conversely, the absence of material prior losses attributable to delinquent or nonperforming loans within a class may significantly diminish, or even preclude, the consideration of the level of nonperforming loans in the calculation of the environmental loss factors attributable to that class of loans.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

Once the basis for considering the level of nonperforming loans on environmental loss factors is established, the Company then considers the current dollar amount of nonperforming loans by loan type in relation to the total outstanding balance of loans within the category.  A greater portion of nonperforming loans within a category in relation to the total suggests a comparatively greater level of risk and expected loss within that loan category and vice-versa.

In addition to considering the current level of nonperforming loans in relation to the total outstanding balance for each category, the Company also considers the degree to which those levels have changed from period to period.  A significant and sustained increase in nonperforming loans over a 12-24 month period suggests a growing level of expected loss within that loan category and vice-versa.

As noted above, the Company considers these factors as qualitative, rather than quantitative, when assigning the risk value, as described above, to the level and trends of nonperforming loans that is applicable to a particular loan category.  As with all environmental loss factors, the risk value assigned ultimately reflects the Company’s best judgment as to the level of expected losses on loans collectively evaluated for impairment.

The sum of the probable and estimable loan losses calculated through the first and second tiers of the loss measurement processes as described above, represents the total targeted balance for the Company’s allowance for loan losses at the end of the fiscal period.

Although management believes that specific and general loan losses are established in accordance with management’s best estimate, actual losses are dependent upon future events, and as such, further additions to the level of loan loss allowances may be necessary.

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

Federal Home Loan Bank and ACBB Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula. Restricted stock of the Federal Home Loan Bank of New York (“FHLBNY”) in the amount of $5,723,000 and $4,714,000 is carried at cost at December 31, 2011 and 2010, respectively.

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

The Company also held $75,000  of stock in the Atlantic Central Bankers Bank, at each of December 31, 2011 and 2010.  Management believes no impairment charge is necessary related to the FHLB restricted stock or the ACBB stock as of December 31, 2011 or 2010.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets principally represent the excess cost over the fair value of the net assets of the institutions acquired in purchase transactions.  Goodwill is evaluated annually by reporting unit and an impairment loss recorded if indicated.  The impairment test is performed in two phases.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed.  That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  No impairment charges were required to be recorded in the years 2011, 2010, or 2009.  If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

Servicing

Loan servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets.  Under the applicable accounting guidance regarding servicing assets and liabilities, servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer.  The Company subsequently measures each class of servicing asset using  the amortization method.  These servicing rights are recorded as other assets in the consolidated statements of financial condition.  As of December 31, 2011, the balance of the Company’s loan servicing assets totaled approximately $419,000.

Fair value is based on market prices for comparable loan servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact of the value of the servicing right and result in a reduction to noninterest income.

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment.  Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche.  The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment.  Changes in valuation allowances are reported with gain/(loss) on sale of loans held-for-sale on the income statement.  Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned.  The amortization of loan servicing rights is netted against loan servicing fee income.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC Topic 740, Income Taxes, which includes guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. The Company had no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2011 and 2010.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.

The Company and its subsidiaries file a consolidated federal income tax return.  Income taxes are allocated to the Company and its subsidiaries based on the contribution of their income or use of their loss in the consolidated return.  Separate state income tax returns are filed by the Company and its subsidiaries. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2008.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued).

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

Other Comprehensive Income

The Company records unrealized gains and losses, net of deferred income taxes, on available for sale securities in accumulated other comprehensive income.  Unrealized losses on available for sale securities recorded through OCI are generally considered “temporary” security impairments.  However, the Company also records noncredit-related, “other-than-temporary” security impairments on both the available for sale and held to maturity debt securities, where applicable, through other comprehensive income in circumstances where the sale of the security is unlikely.  Realized gains and losses, if any, are reclassified to non-interest income upon sale of the related securities.  The Company has elected to report the effects of OCI in the consolidated statements of stockholders’ equity.

OCI also includes defined benefit pension plan amounts recognized in accordance with applicable accounting standards.  This adjustment to OCI reflects, net of tax, transition obligations, prior service costs and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of those standards.

Interest Rate Risk

The Company is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to originate or purchase loans for its portfolio and invest in securities.  Taken together, these activities present interest rate risk to the Company’s earnings and capital that generally arise from differences between the timing of rate changes and the timing of cash flows (re-pricing risk); from changing rate relationships among yield curves that affect bank activities (basis risk); from changing risk relationships across the spectrum of maturities (yield curve risk); and from interest-rate-related options embedded in bank products (option risk).

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

Concentration of Risk

The Banks’ lending activities are chiefly concentrated in loans secured by real estate located in the State of New Jersey.

At December 31, 2011 and 2010, the Banks had deposits totaling $66.9 million and $71.6 million, which were held by FHLBNY and other financial institutions, which are not insured by the FDIC.

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

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Banks have entered into commitments to extend credit, including commitments under lines and letters of credit.  Such financial instruments are recorded when they are funded.

Stock Compensation Plan

The Company adopted FASB ASC Topic 718 Compensation-Stock Compensation  upon approval of the Roma Financial Corp. Equity Incentive Plan on April 23, 2008 and, accordingly, expenses the fair value of all options granted over their vesting periods and the fair value of all share-based compensation granted over the requisite service periods.

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

Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, plus the net shares that would be issued related to dilutive stock options and restricted stock grants pursuant to the treasury stock method. Outstanding stock options and unvested stock awards for the years ended December 31, 2011, 2010 and 2009 were not considered in the calculation of diluted earnings per share because they were anti-dilutive.

Treasury shares are not deemed outstanding for earnings per share calculations.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

Reclassification

Certain amounts as of and for the years ended December 31, 2010 and 2009 have been reclassified to conform with the current year’s presentation.

Note 2 – Recent Accounting Pronouncements

The FASB has issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements, to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 31, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the ASU is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

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

In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and international financial reporting standards (“IFRS”) financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The new standard is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Recent Accounting Pronouncements (Continued)

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

Note 3 – Acquisition

On July 16, 2010, the Company completed its acquisition of Sterling Banks, Inc., the holding company for Sterling Bank.  The final consideration paid in the transaction to stockholders of Sterling Banks, Inc. consisted of $2.52 per share, or $14,725,000, in cash.

The Company accounted for the transaction using the acquisition method pursuant to FASB ASC 805 “Business Combinations”. Accordingly, the Company recorded merger and acquisition expenses totaling $924 thousand, in non-interest expense other, during the year ended December 31, 2011. The Company’s results of operations include Sterling Banks, Inc. and Sterling Bank from the date of acquisition. Additionally, ASC 805 “Business Combinations” requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Acquisition (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

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

As noted above, the Company acquired loans with a fair value of $272.3 million.  Included in this amount was $47.4 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments due. In accordance with the “Loans and Debt Securities Acquired with Deteriorating Credit Quality” section of FASB ASC 310 Receivables, the Company recorded a non accretable credit mark discount of $13.3 million, which is defined as the loans’ contractually required payments receivable in excess of the amount of their cash flows expected to be collected.  The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of a loan’s credit quality at the acquisition date.

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

Note 4 – Restrictions on Cash and Amounts Due From Banks

Roma Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2011 and 2010, these reserve balances amounted to $14.0 million and $12.5 million, respectively.

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

During the years ended December 31, 2011, 2010 and 2009. Roma Financial Corporation, MHC waived its right, upon non-objection from the Office of Thrift Supervision, to receive cash dividends of $7.2 million, $7.2 million, and $7.2 million, respectively, declared by the Company during the year. The Federal Reserve granted a waiver for the first quarter of 2012.

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

On December 22, 2011, the Company announced a fifth 5% stock repurchase plan, equivalent to 330,093 shares.  As of December 31, 2011, no shares had been repurchased under this program.

Note 6 – Real Estate Owned Via Equity Investments

In 2008,  Roma Bank, together with two individuals, formed, 84 Hopewell, LLC (“LLC”). The LLC was formed to build a commercial office building which includes the Company’s Hopewell branch, corporate offices for the other 50% owner’s construction company and tenant space.  The Company invested approximately $360,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million.  The Company and the construction company both have signed lease commitments to the LLC.  With the adoption of guidance in regards to variable interest entities now codified in FASB ASC Topic 810, “Consolidation” the Company is required to perform an analysis to determine whether such an investment meets the criteria

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Real Estate Owned Via Equity Investments (Continued)

for consolidation into the Company’s financial statements.  As of December 31, 2011, this variable interest entity met the requirements of ASC Topic 810 for consolidation based on the Bank being the primary financial beneficiary.  This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees.  As of December 31, 2011, the LLC had $3.9 million in fixed assets and a loan from Roma Bank for $3.4 million, which was eliminated in consolidation.  The LLC had accrued interest to the Bank of $11 thousand at December 31, 2011 and the Bank had paid $131 thousand in rent to the LLC for the space occupied by the Bank’s branch.  Both of these amounts were eliminated in consolidation.

Note 7 – Securities Available for Sale

December 31, 2011
Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
(In Thousands)

Mortgage-backed securities – US Government-Sponsored Enterprises (GSEs)	$22,896	$604	$132	$23,368

Obligations of state and political subdivisions:
One year through five years	633	4	—	637
After five years through ten years	1,642	60	—	1,702
After ten years	3,089	178	—	3,267
	5,364	242	—	5,606

U.S. Government (including agencies):
One year through five years	—	—	—	—
After five years through ten years	4,134	116	—	4,250
After ten years	5,194	195	—	5,389
	9,328	311	—	9,639

Corporate Bond	1,000	—	106	894

Equity securities	50	—	1	49
Mutual fund shares	3,012	—	77	2,935
	$41,650	$1,157	$316	$42,491

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Securities Available for Sale (Continued)

December 31, 2010
Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
(In Thousands)

Mortgage-backed securities – US Government-Sponsored Enterprises (GSEs)	$24,180	$168	$349	$23,999

Obligations of state and political subdivisions:
One year through five years	594	2	—	596
After five years through ten years	1,959	7	53	1,913
After ten years	6,208	41	98	6,151
	8,761	50	151	8,660

U.S. Government (including agencies):
After five years through ten years	10,389	13	200	10,202
After ten years	5,995	4	182	5,817
	16,384	17	382	16,019

Corporate Bond	1,000	—	12	988

Equity securities	50	3	—	53
Mutual fund shares	2,877	—	83	2,794
	$53,252	$238	$977	$52,513

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Securities Available for Sale (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2011:
Mortgage-backed securities –(GSEs)	$798	$4	$3,736	$128	$4,534	$132
U.S. Government
(including agencies)	—	—	—	—	—	—
Equity securities	49	1	—	—	49	1
Corporate Bond	480	20	414	86	894	106
Mutual funds	—	—	2,935	77	2,935	77

	$1,327	$25	$7,085	$291	$8,412	$316

December 31, 2010:
Mortgage-backed securities –(GSEs)	$17,061	$349	$—	$—	$17,061	$349
U.S. Government
(including agencies)	13,002	382	—	—	13,002	382
Obligations of state and
Political subdivisions	4,114	151	—	—	4,114	151
Corporate Bond	988	12	—	—	988	12
Mutual funds	—	—	2,793	83	2,793	83

	$35,165	$894	$2,793	$83	$37,958	$977

As of December 31, 2011, the Company’s available for sale portfolio in an unrealized loss position consisted of 26 securities. There was one mutual fund, two corporate bonds, and twenty- three mortgage backed securities in an unrealized loss position for more than twelve months at December 31, 2011. As of December 31, 2010, the Company’s available for sale portfolio in an unrealized loss position consisted of 57 securities. There was one mutual fund in an unrealized loss position for more than twelve months at December 31, 2010.

The available for sale mutual funds are a CRA investment that had an unrealized loss of approximately $77 thousand and $83 thousand at December 31, 2011 and 2010, respectively. They have been in a loss position for the last two years with the greatest unrealized loss being approximately $109 thousand. Management does not believe the mutual fund securities available for sale are other-than-temporarily impaired due to reasons of credit quality. Unrealized losses in the mortgage- backed securities, U.S. Government securities and Municipal securities categories are due to the current interest rate environment and not due to credit concerns.  The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Accordingly, as of December 31, 2011, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement for the year ended December 31, 2011.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

 Note 7 – Securities Available for Sale (Continued)

In December 2009, the Company recorded an other-than-temporary impairment charge of $2.2 million related to an equity investment in a financial institution.  During 2010, the market price on this equity investment recovered due to the entity’s merger with another financial institution and Roma sold this investment for a gain of $2.0 million. The Company recognized no other-than-temporary impairment charges for the year ended December 31, 2011 on its available for sale securities.

Available for sale securities with total amortized cost of $4.1 million were sold during 2011 with a realized gross gain of $105.5 thousand, and a gross loss of a $1.5 thousand.  Available for sale securities with total amortized cost of $7.6 million were sold during 2010 and realized a gross gain of $2.2 million, and a gross loss of a $5.0 thousand.  Available for sale securities with a total amortized cost of $7.3 million were sold during 2009 with a gross realized loss of $158 thousand.  All the securities  purchased and sold by RomAsia Bank were held for less than one year. The equity security held by Roma Financial Corporation was held for more than one year. As of December 31, 2011 and 2010 no available for sale securities were pledged as collateral.

The amortized cost and estimated fair value of securities available for sale at December 31, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)
U.S. Government (including agencies):
After five to ten years	$4,134	$4,250
After ten years	5,194	5,389
Total	9,328	9,639
Obligations of political and state subdivisions:
After one to five years	633	637
After five to ten years	1,642	1,702
After ten years	3,089	3,267
Total	5,364	5,606

Mortgage-backed securities	22,896	23,368
Equity Securities	50	49
Mutual Funds	3,012	2,935
Corporate Bond	1,000	894
Total	$41,650	$42,491

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Investment Securities Held to Maturity
December 31, 2011
Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)

U.S. Government (including agencies):
After one year through five years	$45,992	$127	$—	$46,119
After five years through ten years	156,446	663	12	157,097
After ten years	18,290	53	—	18,343
	220,728	843	12	221,559
Corporate Bond:
Within one year	—	—	—	—
After one year through 5 years	1,487	—	40	1,447
After ten years	286	—	27	259
	1,773	—	67	1,706
Obligations of state and political subdivisions:
Within one year	2,775	2	—	2,777
After one year through five years	1,786	144	—	1,930
After five years through ten years	5,540	400	—	5,940
After ten years	8,583	527	—	9,110
	18,684	1,073	—	19,757

	$241,185	$1,916	$79	$243,022

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Investment Securities Held to Maturity (Continued)
December 31, 2010
Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)

U.S. Government (including agencies):
After one year through five years	$7,000	$2	$—	$7,002
After five years through ten years	92,545	355	1,469	91,431
After ten years	127,977	—	4,421	123,556
	227,522	357	5,890	221,989
Corporate Bond and Other:
Within one year	102	—	—	102
After five year through ten years	983	10	—	993
After ten years	186	—	—	186
	1,271	10	—	1,281

Obligations of state and political subdivisions:
After one year through five years	755	57	—	812
After five years through ten years	5,185	119	50	5,254
After ten years	9,688	14	253	9,449
	15,628	190	303	15,515

	$244,421	$557	$6,193	$238,785

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Investment Securities Held to Maturity (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related investments held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2011:
U.S. Government (including agencies)	$18,983	$12	$—	$—	$18,983	$12
Corporate bond	1,706	67	—	—	1,706	67

	$20,689	$79	$—	$—	$20,689	$79

December 31, 2010:
U.S. Government (including agencies)	$169,833	$5,890	$—	$—	$169,833	$5,890
Obligations of state and political subdivisions	6,582	273	1,680	30	8,262	303

	$176,415	$6,163	$1,680	$30	$178,095	$6,193

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

At December 31, 2011, the Company’s  held to maturity debt securities portfolio consisted of 116 securities, of which 9 were in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. At December 31, 2010, the Company’s held to maturity debt securities portfolio consisted of 114 securities, of which 72 were in an unrealized loss position for less than twelve months and 3 were in a loss position for more than twelve months. No OTTI charges were recorded on held to maturity securities for the years  ended December 31, 2011, 2010 and 2009. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Investment Securities Held to Maturity (Continued)

The amortized cost and estimated fair value of securities held to maturity at December 31, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)

One year or less	$2,775	$2,777
After one to five years	47,778	48,049
After five to ten years	163,473	164,484
After ten years	27,159	27,712
Total	$241,185	$243,022

There were no sales of investment securities held to maturity during the years ended December 31, 2011, 2010, and 2009.

At December 31, 2011 and 2010, approximately $218.2 million and $231.3 million, respectively, of investment securities held to maturity were callable within one year.

See Note 9 for information as to investment securities held to maturity which are pledged for borrowings.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Mortgage-Backed Securities Held to Maturity
December 31, 2011
Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)

Government National Mortgage Association	$7,906	$229	$111	$8,024
Federal Home Loan Mortgage Corporation	181,779	6,851	580	188,050
Federal National Mortgage Association	242,568	13,412	5	255,975
Collateralized mortgage obligations-GSEs	6,270	236	—	6,506

	$438,523	$20,728	$696	$458,555

December 31, 2010
Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(In Thousands)

Government National Mortgage Association	$9,988	$204	$107	$10,085
Federal Home Loan Mortgage Corporation	172,969	4,188	2,782	174,375
Federal National Mortgage Association	229,951	5,206	2,629	232,529
Collateralized mortgage obligations-GSEs	8,206	310	42	8,473

	$421,114	$9,908	$5,560	$425,462

All of the Company’s mortgage-backed securities are residential. The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

Less than 12 Months		More than 12 Months		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

December 31, 2011:
Government National Mortgage Association	$—	$—	$1,719	$111	$1,719	$111
Federal Home Loan Mortgage Corporation	22,768	576	87	4	22,855	580
Federal National Mortgage Association	—	—	222	5	222	5
Collateralized mortgage obligations	—	—	—	—	—	—

	$22,768	$576	$2,028	$120	$24,796	$696

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Mortgage-Backed Securities Held to Maturity (Continued)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2010:
Government National Mortgage Association	$3,836	$107	$—	$—	$3,836	$107
Federal Home Loan Mortgage Corporation	83,451	2,781	19	1	83,470	2,782
Federal National Mortgage Association	83,252	2,628	8	1	83,260	2,629
Collateralized mortgage obligations	1,920	42	—	—	1,920	42

	$172,459	$5,558	$27	$2	$172,486	$5,560

Management does not believe that any of the individual unrealized losses represent OTTI. The unrealized losses on mortgage-backed securities relate primarily to fixed interest rates, and, to a lesser extent, adjustable interest rate securities. Such losses are the result of changes in interest rates and not credit concerns. The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities, therefore, no OTTI is required.

At December 31, 2011, there were 1 Government National Mortgage Association, 18 Federal Home Loan  Mortgage Corporation, and, 10 Federal National Mortgage Association, in unrealized loss positions compared to 4, 41, 40 and 1, respectively, in unrealized loss positions as of December 31, 2011.

The amortized cost and estimated fair value of mortgage backed securities held to maturity at December 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)

One year or less	$5,112	$5,212
After one to five years	10,691	11,154
After five to ten years	60,957	65,452
After ten years	361,763	376,737
Total	$438,523	$458,555

There were no sales of mortgage-backed securities held to maturity during the years ended December 31, 2011, 2010, and 2009.

At December 31, 2011 and 2010, mortgage-backed securities held to maturity with a carrying value of approximately $3,253,000 and $349,000, respectively, were pledged to secure public funds on deposit.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable
	December 31,
	2011	2010
	(In Thousands)
Real estate mortgage loans:
Residential mortgage	$394,206	$358,503
Commercial real estate	292,646	273,177

	686,852	631,680

Construction:
Commercial real estate	23,756	18,055
Residential	11,095	19,142
	34,851	37,197
Consumer:
Home equity and other consumer	217,472	202,926
Other	1,381	1,760
	218,853	204,686

Commercial	39,184	36,125

Total Loans	979,740	909,688

Less:
Allowance for loan losses	5,416	9,844
Deferred loan fees and discounts	1,139	663
Loans in process	10,796	5,339

	17,351	15,846

Loans, net	$962,389	$893,842

At December 31, 2011 and 2010, loans serviced for the benefit of others totaled approximately $47,063,000 and $33,794,000, respectively, which balances are excluded from loans receivable. Roma Bank has an agreement to sell residential mortgages to the FHLBNY and Freddie Mac.  The maximum to be sold under the agreement with FHLBNY is $25.0 million.  The agreement includes a maximum credit enhancement of $177,500, which Roma Bank may be required to pay if realized losses on any of the sold mortgages exceed the amount held in the FHLB’s Spread Account.  Roma Bank does not anticipate recognizing any losses and, accordingly, has not recorded a liability for the credit enhancement.  As compensation for the credit enhancement, the FHLB is paying Roma Bank at rates of .07% to .10% of the outstanding loan balance in the portfolio on a quarterly basis.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable (Continued)

Roma Bank retains the servicing on the loans sold to the FHLB and receives a fee based upon the principal balance outstanding.  During the years ended 2011 and 2010, Roma Bank recognized approximately $41,000 and $40,000, respectively, of servicing fee income.  At December 31, 2011, the Bank had recorded mortgage servicing rights of $419,000.

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2011 and 2010:

	2011	2010
	(In thousands)

Commercial	$495	$2,178
Commercial real estate	17,699	17,481
Commercial real estate – construction	2,886	4,870
Residential mortgage	11,949	5,515
Residential construction	9,984	9,246
Home equity and other consumer	1,964	1,120
Total	$44,977	$40,410

At December 31, 2011 and 2010, nonaccrual loans, for which the accrual of interest has been discontinued, totaled approximately $44,977,000, and $40,410,000, respectively.  Interest income on such loans is recognized only when actually collected.  During the years ended December 31, 2011, 2010 and 2009, Roma Bank recognized interest income of approximately $342,000, $222,000, and $130,000, respectively, on these loans.  Interest income that would have been recorded had the loans been on accrual status, would have amounted to approximately $2,163,000, $1,956,000, and $893,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  Roma Bank is not committed to lending additional funds to borrowers whose loans have been placed on nonaccrual status.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class segregated by those for which a related allowance was required and those for which a related allowance was not necessary, as of  December 31, 2011 and the year ended December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
December 31, 2011: With no related allowance recorded:
Commercial	$1,602	$3,586	$—	$1,870	$133
Commercial real estate	36,773	39,582	—	38,868	862
Commercial real estate construction	7,290	7,290	—	5,843	174
Residential mortgage	18,446	20,810	—	15,594	1,089
Residential construction	10,217	12,915	—	12,495	118
Home equity and other consumer	3,705	4,033	—	3,372	180
	78,033	88,216	—	78,042	2,556
With an allowance recorded:
Commercial	—	—	—	—	—
Commercial real estate	776	776	41	388	—
Commercial construction	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity and other consumer	—	—	—	—	—
	776	776	41	388	—
Total:
Commercial	1,602	3,586	—	1,870	133
Commercial real estate	37,549	40,358	—	39,256	862
Commercial construction	7,290	7,290	—	5,843	174
Residential mortgage	18,446	20,810	—	15,594	1,089
Residential construction	10,217	12,915	—	12,495	118
Home equity and other consumer	3,705	4,033	—	3,372	180
	$78,809	$88,992	$41	$78,430	$2,556

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
December 31, 2010:
With no related allowance recorded:
Commercial real estate	$32,714	$38,586	$—	$36,167	$1,159
Residential mortgage	10,833	12,122	—	10,855	128
Residential construction	15,702	20,500	—	16,572	186
Home equity and other consumer	2,545	2,906	—	2,679	70
	61,794	74,114	—	66,273	1,543
With an allowance recorded:
Commercial	1,651	1,651	483	1,712	26
Commercial real estate	6,810	6,810	2,965	4,656	78
Commercial construction	4,870	4,870	1,555	4,935	101
Residential mortgage	323	323	61	323	—
Home equity and other consumer	226	226	192	189	3
	13,880	13,880	5,256	11,815	208
Total:
Commercial	1,651	1,651	483	1,712	26
Commercial real estate	39,524	45,396	2,965	40,823	1,237
Commercial construction	4,870	4,870	1,555	4,935	101
Residential mortgage	11,156	12,445	61	11,178	128
Residential construction	15,702	20,550	—	16,572	186
Home equity and other consumer	2,771	3,132	5,256	2,868	73
	$75,674	$88,044	$5,256	$78,088	$1,751

Impaired loans at December 31, 2011 include $37.4 million of loans, net of credit marks of $10.2 million, which were acquired in the merger. Loans totaling $15.4 million from the legacy Roma portfolio are also included in this total and classified as impaired because they are a troubled debt restructuring, have related loans that are non-performing, or which are considered impaired because there was evidence of deterioration of credit quality, since origination, primarily collateral related.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable (Continued)

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011: (In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$—	$—	$495	$495	$38,689	$39,184	$—
Commercial real estate	1,607	845	17,509	19,961	272,685	292,646	614
Commercial real estate – constr.	—	—	2,886	2,886	20,870	23,756	—
Residential mortgage	3,733	6,428	12,498	22,659	371,547	394,206	549
Residential construction	—	—	9,984	9,984	1,111	11,095	—
Home equity and other consumer	324	1,484	2,192	4,000	214,853	218,853	228
Total	$5,664	$8,757	$45,564	$59,985	$919,755	$979,740	$1,391

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2011: (In thousands)

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$36,693	$1,520	$971	$—	$39,184
Commercial real estate	242,546	15,970	34,130	—	292,646
Commercial real estate (Construction)	16,466	—	7,290	—	23,756
Residential mortgage	378,308	692	15,260	—	394,206
Residential construction	839	272	9,984	—	11,095
Home equity and other consumer	216,090	199	2,564	—	218,853
Total	$890,942	$18,653	$70,199	$—	$979,740

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable (Continued)

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010: (In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$93	$—	$1,579	$1,672	$34,453	$36,125	$—
Commercial real estate	2,952	556	18,658	22,166	251,011	273,177	437
Commercial real estate – constr.	—	—	4,870	4,870	13,185	18,055	—
Residential mortgage	3,666	559	4,606	8,831	349,672	358,503	78
Residential construction	1,044	—	10,690	11,734	7,408	19,142	1,152
Home equity and other consumer	2,126	216	1,206	3,548	201,138	204,686	79
Total	$9,881	$1,331	$41,609	$52,821	$856,867	$909,688	$1,746

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2010: (In thousands)

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$32,902	$1,141	$2,082	$—	$36,125
Commercial real estate	217,609	22,039	33,530	—	273,178
Commercial real estate (Construction)	11,605	1,580	4,870	—	18,055
Residential mortgage	350,771	786	6,946	—	358,503
Residential construction	4,358	3,331	11,453	—	19,142
Home equity and other consumer	202,707	926	1,052	—	204,685
Total	$819,952	$29,803	$59,933	$—	$909,688

The Banks have  granted loans to officers and directors.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  The aggregate amount of these loans at December 31, 2011 and 2010 was approximately $4,186,000 and $4,343,000, respectively. During the years ended December 31, 2011 and 2010, there were new loans totaling $604,000 and $1,386,000 to  related parties and repayments totaled $761,000 and $638,000, respectively.    In addition, related party loans totaling $133,000 were acquired in the merger in the year ended December 31, 2010.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2011

	Commercial	Commercial real estate	Commercial real estate-construction	Residential mortgage	Residential construction	Home equity and other consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$654	$4,922	$2,097	$1,799	$—	$372	$9,844
Charge-offs	(1,292)	(5,162)	(2,015)	(347)	—	(207)	(9,023)
Recoveries	—	87	—	—	—	17	104
Provisions	837	2,334	586	253	—	481	4,491
Ending Balance	$199	$2,181	$668	$1,705	—	$663	$5,416
Ending Balance: individually evaluated for impairment**	$—	$41	$—	$—	$—	$—	$41
Ending Balance: collectively evaluated for impairment	199	2,140	668	1,705	—	663	5,375
Ending Balance: loan acquired with deteriorated credit quality*	—	—	—	—	—	—	—

*The Company has taken no subsequent impaired provisions on loans acquired.

**In the fourth quarter of 2011, Roma Bank charged off all of the specific allowances for credit losses against the individual loans. The remaining specific allowance is for a RomAsia troubled debt restructure.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2011

	Commercial	Commercial real estate	Commercial real estate-construction	Residential mortgage	Residential construction	Home equity and other consumer	Total
	(In thousands)
Loans Receivable:
Ending balance	$39,184	$292,646	$23,756	$394,206	$11,095	$218,853	$979,740
Ending balance: individually evaluated for impairment	561	27,056	7,290	4,797	—	1,671	41,375
Ending balance: legacy Roma collectively evaluated for impairment	23,808	193,637	16,466	329,379	878	167,510	731,678
Ending balance: Acquired loans collectively evaluated for impairment	13,774	61,460	—	46,381	—	47,638	169,253
Ending balance: loans acquired with deteriorated credit quality*	1,041	10,493	—	13,649	10,217	2,034	37,434
*During 2011 approximately $5.0 million of residential construction loans acquired with deteriorated credit quality were converted to permanent mortgages.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2010

	Commercial	Commercial real estate	Commercial real estate-construction	Residential mortgage	Residential construction	Home equity and other consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning balance	$306	$3,255	$1,207	$313	$—	$162	$5,243
Charge-offs	—	(2,217)	—	—	—	(37)	(2,254)
Recoveries	—	—	—	—	—	—	—
Provisions	348	3,884	890	1,486	—	247	6,855
Ending Balance	$654	$4,922	$2,097	$1,799	—	$372	$9,844
Ending Balance: individually evaluated for impairment	$483	$2,965	$1,555	$61	$—	$192	$5,256
Ending Balance: collectively evaluated for impairment	171	1,957	542	1,738	—	180	4,588
Ending Balance: loans acquired with deteriorated credit quality*	—	—	—	—	—	—	—

*The Company has taken no subsequent impairment provision on loans acquired.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2010

	Commercial	Commercial real estate	Commercial real estate-construction	Residential mortgage	Residential construction	Home equity and other consumer	Total
	(In thousands)
Loans Receivable:
Ending balance	$36,125	$273,177	$18,055	$358,503	$19,142	204,686	909,688
Ending balance: individually evaluated for impairment	1,651	26,822	4,870	2,570	—	982	36,895
Ending balance: legacy Roma collectively evaluated for impairment	11,684	162,941	13,185	292,319	3,301	142,637	626,067
Ending balance: Acquired loans collectively evaluated for impairment	22,790	70,713	—	55,028	139	59,278	207,948
Ending balance: loans acquired with deteriorated credit quality	—	12,701	—	8,586	15,702	1,789	38,778

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Loans Receivable (Continued)

The following table summarizes information in regards to troubled debt restructuring for the year ended December 31, 2011 (in thousands);

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Commercial Real Estate	5	$7,051	$8,708
Commercial Real Estate	1	$721	$776

There were no troubled debt restructurings that subsequently defaulted.

As indicated in the table above, the Company modified five commercial real estate loans during the year ended December 31, 2011.  The five loans modified were to one borrower and were restructured into one loan.  As a result of the modified terms of the new loan, the Company extended the maturity of three of the modified loans and accelerated the term of the remaining two modified loans.  The effective interest rate of the new terms of the modified loans was reduced when compared to the weighted average interest rate of the original terms of the modified loans.  The Company compared the fair value of the modified loan to the carrying amount of the original loans and determined that the modified terms did not require recognition of impairment due to the fair value of the modified loan exceeding the carrying amount of the original loans, combined with the fact that the Company received additional collateral under the terms of the modification.  The borrower has remained current since the modification.

As indicated in the second loan detailed above, in the fourth quarter of 2011, RomAsia Bank modified a commercial real estate loan by reducing the interest rate, waiving principal for a period of three months, and advancing additional funds to bring real estate taxes current. At the time of modification an impairment of $41,000 was recognized. The loan is performing as agreed since the modification.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Real Estate Owned and Other Repossessed Assets

The changes in real estate owned and other repossessed assets for the years ended December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(In Thousands)

Beginning balance	$3,689	$1,928
Assets acquired in merger	—	2,593
Assets transferred in	3,060	2,068
Net proceeds from sales	(3,225)	(2,323)
Net gain (loss) on sales	(40)	128
Impairment charge	(208)	(705)

Total	$3,276	$3,689

Note 12 – Real Estate Held for Sale

The Company acquired in the merger a former branch site and a loan center. At December 31, 2011 both of those locations were available for sale and carried at lower of cost or market.  Subsequent to December 31, 2011, the former branch site was sold for a loss of $3.0 thousand.

Note 13 – Premises and Equipment

	December 31,
	2011	2010
	(In Thousands)

Land held for future development	$1,054	$1,054

Construction in progress	164	153

Land	5,428	5,428

Buildings and improvements	45,263	43,481
Accumulated depreciation and amortization	(8,016)	(7,110)
	37,247	36,371

Furnishings and equipment	12,406	11,761
Accumulated depreciation	(8,866)	(7,412)

	3,540	4,349

Total	$47,433	$47,355

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 – Interest Receivable

	December 31,
	2011	2010
	(In Thousands)

Loans receivable	$3,699	$3,625
Investment securities held to maturity	1,248	2,776
Mortgage-backed securities held to maturity	1,434	1,519
Securities available for sale	68	73
Other interest-earning assets	43	37

Total	$6,492	$8,030

Note 15 – Deposits

	December 31,
	2011		2010
	Amount	Weighted Average Interest Rate	Amounts	Weighted Average Interest Rate
	(Dollars In Thousands)
Demand:
Non-interest bearing checking	$63,766	0.00%	$64,778	0.00%
Interest bearing checking	198,598	0.16%	177,317	0.30%
Total Demand	262,364	0.20%	242,095	0.22%

Savings and club	517,124	0.44%	439,037	0.79%

Certificates of deposit	796,118	1.62%	822,428	1.83%

Total deposits	$1,575,606	0.98%	$1,503,560	1.27%

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 – Deposits (Continued)

Certificates of deposit with balances of more than $100,000 totaled approximately $243,776,000 and $233,635,000 at December 31, 2011 and 2010, respectively. At December 31, 2011, the scheduled maturities of certificates of deposit were:

Amounts
(In Thousands)
2012	$478,899
2013	175,942
2014	58,174
2015	43,251
2016	39,320
Thereafter	532

$796,118

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)

Demand	$434	$580	$618
Savings and club	3,412	3,295	3,005
Certificates of deposit	14,190	13,835	15,592

	$18,036	$17,710	$19,215

Note 16 – Federal Home Loan Bank Advances, Subordinated Debentures and Securities Sold Under Agreements to Repurchase

At December 31, 2011 and 2010, Roma Bank also had an outstanding FHLBNY advance totaling $23.0 million. The borrowing is at a fixed rate of 3.90% for ten years, maturing in 2017, callable in October 2011. Interest is paid quarterly.

At December 31, 2011 and 2010, the advances were secured by pledges of the Bank’s investment in the capital stock of the FHLB totaling $5,723,000 and $4,714,000, respectively, and a specific pledge of investment securities held to maturity with a par value totaling $35.9 million and $42.5 million, respectively.

At December 31, 2011 and 2010, RomAsia Bank had $10.3 million and $12.0 million of outstanding FHLBNY advances, respectively.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Federal Home Loan Bank Advances, Subordinated Debentures and Securities Sold Under Agreements to Repurchase (Continued)

The amounts, maturities, and interest rates of Roma Bank and RomAsia Bank’s FHLBNY borrowings as of December 31, 2011 are as follows (Dollars in thousands):

Amount	Interest Rate	Maturity

$23,000	3.90%	10/29/17
3,500	1.47%	03/19/12
1,500	2.09%	03/19/13
750	0.60%	02/22/12
750	1.17%	02/22/13
500	1.73%	02/22/14
500	1.52%	12/23/13
500	2.08%	12/22/14
500	2.61%	12/21/15
500	3.08%	12/21/16
444	2.11%	02/01/16
872	1.79%	03/14/16
$33,316

At December 31, 2011, Roma Bank had a borrowing limit of $875,000,000 or 50% of total assets.

Securities sold under agreement to repurchase are treated as a financing arrangement and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at December 31, 2011 and 2010. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015 at 3.22%; $20.0 million maturing in 2018, callable in August 2011, at 3.51%; and, $10.0 million maturing in 2018 at 3.955%. The agreement is collateralized by securities described in the underlying agreement which are held in safekeeping at the FHLBNY. At December 31, 2011, the fair value of the securities used as collateral under the agreement was approximately $54.3 million.

On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”), issued $6.2 million of variable rate capital trust pass-through securities (“capital securities”) to investors.  The variable interest rate reprices quarterly at the three month

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Federal Home Loan Bank Advances, Subordinated Debentures and Securities Sold Under Agreements to Repurchase (Continued)

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Regulatory Capital Requirement (Continued)

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2011:
Total capital (to risk-weighted assets)
Roma Bank	$181,084	20.72%	$	>69,904	>8.00%	$87,380	>10.00%
RomAsia Bank	15,443	22.54		> 5,481	>8.00	6,852	>10.00
Tier 1 capital (to risk-weighted assets)
Roma Bank	176,248	20.17		N/A	N/A	52,429	> 6.00
RomAsia Bank	14,867	21.70		N/A	N/A	4,111	> 6.00
Core (Tier 1) capital (to adjusted total assets)
Roma Bank	176,248	10.16		>52,041	>3.00	86,735	> 5.00
RomAsia Bank	14,867	10.94		> 4,077	>3.00	6,795	> 5.00
Tangible capital (to adjusted total assets)
Roma Bank	176,248	10.16		>26,020	>1.50	N/A	N/A
RomAsia Bank	14,867	10.94		> 2,039	>1.50	N/A	N/A
As of December 31, 2010:
Total capital (to risk-weighted assets)
Roma Bank	$171,828	18.39%	$	>74,741	>8.00%	$93,426	>10.00%
RomAsia Bank	12,318	19.48		> 5,058	>8.00	6,323	>10.00
Tier 1 capital (to risk-weighted assets)
Roma Bank	167,797	17.96		N/A	N/A	56,055	> 6.00
RomAsia Bank	11,767	18.61		N/A	N/A	3,794	> 6.00
Core (Tier 1) capital (to adjusted total assets)
Roma Bank	167,797	9.99		>50,394	>3.00	83,990	> 5.00
RomAsia Bank	11,767	9.44		> 3,739	>3.00	6,232	> 5.00
Tangible capital (to adjusted total assets)
Roma Bank	167,797	9.99		>25,197	>1.50	N/A	N/A
RomAsia Bank	11,767	9.44		> 1,869	>1.50	N/A	N/A

Roma Bank and RomAsia Bank, based on their actual capital amounts at December 31, 2011, were categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum total, risk-based, and Tier 1 leverage ratios of 10%, 6% and 5%, respectively.  There are no conditions existing or events which have occurred since notification that management believes have changed the Banks’ category.

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

	December 31,
	2011	2010
	(In Thousands)
Change in Projected Benefit Obligation
Benefit obligation – beginning	$12,807	$10,418
Service cost	543	386
Interest cost	693	620
Actuarial loss	3,110	1,726
Benefits paid	(471)	(340)
Settlements	—	(3)
Benefit obligation – ending	16,682	12,807

Change in Plan Assets
Fair value of assets – beginning	8,977	6,843
Actual gain on plan assets	51	742
Employer contributions	811	1,735
Benefits paid	(471)	(340)
Settlements	—	(3)
Fair value of assets – ending	9,368	8,977

Funded status	$(7,314)	$(3,830)

Change in Other Comprehensive Loss
Other comprehensive loss – beginning	$(5,068)	$(3,766)
Amortization of prior service cost	15	15
Amortization of gain/loss	342	245
Net gain (loss) during year	(3,830)	(1,562)

Other comprehensive loss – ending	$(8,541)	$(5,068)
Accumulated benefit obligation	$14,361	$11,070

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

Pension Plan (Continued)

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)
Net periodic pension expense
Service cost	$543	$386	$387
Interest cost	693	620	588
Expected return on assets	(771)	(577)	(491)
Amortization of:
Unrecognized prior service liability	15	15	15
Unrecognized loss	342	245	355

Total pension expense	$822	$689	$854

The assumptions used to determine the benefit obligation are as follows for the years ended December 31:

	2011	2010
Discount rate	4.40%	5.54%
Salary increase rate	3.00%	3.00%

The assumptions used to determine net periodic pension cost are as follows for the years ended December 31:

	2011	2010	2009
Discount rate	5.54%	6.13%	6.13%
Long-term rate on return of plan assets	8.50%	8.50%	8.50%
Salary increase rate	3.00%	3.00%	4.00%
Market related value of assets	N/A	N/A	N/A
Amortization period	10.98%	10.96%	10.48%

At December 31, 2011 and 2010, the Company had an accrued pension liability of $7,314,061 and $3,830,000, respectively.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

Pension Plan (Continued)

The fair value of the Company’s pension plan assets at December 31, 2011 and 2010, by asset category are as follows: (In thousands)

	Fair Value Measurements at December 31, 2011
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Mutual funds – equity
Large-cap value	$616	$616	$—	$—
Small-cap core	815	815	—	—

Common/collective trusts-equity
Large-cap core	727	—	727	—
Large-cap value	358	—	358	—
Large-cap growth	991	—	991	—
International core	759	—	759	—

Common/collective trusts-fixed income	5,102	—	5,102	—

Total	$9,368	$1,431	$7,937	$—

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

	Fair Value Measurements at December 31, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Mutual funds – equity
Large-cap value	$608	$608	$—	$—
Small-cap core	808	808	—	—

Common/collective trusts-equity
Large-cap core	691	—	691	—
Large-cap value	350	—	350	—
Large-cap growth	994	—	994	—
International core	927	—	927	—

Common/collective trusts-fixed income	4,599	—	4,599	—

Total	$8,977	$1,416	$7,561	$—

The Bank’s pension plan weighted-average asset allocations, by asset category, are as follows:

	December 31,
	2011	2010

Equity securities	47%	49%
Debt securities (Bond Mutual Funds)	53%	51%

	100%	100%

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

The Bank expects to contribute a minimum of $1,172,000 to its pension plan in 2012.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

Pension Plan (Continued)

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ended December 31 as follows (in thousands):

2012	$707
2013	732
2014	784
2015	819
2016	889
2017-2021	$4,708

Savings and Investment Plan (“SIP”)

The Banks sponsor a SIP pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees.  Employees may elect to save a percentage of their compensation up to statutory limits which the Banks will match 50% of the first 6% of the employee’s contribution.  The SIP expense amounted to approximately $235,620, $203,000, and $180,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

Officers’ Supplemental Executive Retirement Agreements

Roma Bank has an unfunded, non-qualified supplemental pension plan to provide supplemental pension benefits to certain senior officers of the Bank. The plan provides benefits at normal established retirement ages for the covered officers at an amount established when the plan was created in equal monthly installments per year for ten years. At December 31, 2011 and 2010, the Bank had accrued approximately $1,215,679 and $1,231,000, respectively, for this plan. Expense recorded for the plan totaled approximately $17,000, $-0-, and $96,000, respectively, for the years ended December 31, 2011, 2010 and 2009.  During the years ended December 31, 2010 and 2009 no payments were made to the beneficiaries.  During 2011, $32,000 was paid to a retired participant.

Phantom Stock Appreciation Rights Plan

Roma Bank implemented a phantom stock plan, effective November 1, 2002, to reward key management and the then-members of the Board of Directors for achieving strategic goals of the Bank.  Under the plan, the future value of units awarded to plan participants will be based upon the accumulation of future retained earnings of the Bank. The units vest equally over a ten year period and are non-forfeitable after participants have completed ten years of service with the Bank at a rate of 10% per year or age 65, whichever is earlier. At December 31, 2011 and 2010, the Bank had accrued approximately $947,000 and $817,000, respectively. Expense recorded for the plan totaled approximately $177,000, $112,500 and $279,000, respectively, for the years ended December 31, 2011, 2010 and 2009.  For the year ended December 31, 2010, the Bank had a credit to expense of approximately $118,000 to adjust the original projected earnings of the plan.  During the years ended December 31, 2011, 2010 and 2009 approximately $46,500, $260,000, and $188,000 in payments were made to the beneficiaries and to individuals who terminated their employment.

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

The ESOP is accounted for in accordance with FASB ASC Topic 718, “Stock Compensation Employee Stock Ownership Plans”.  Accordingly, ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a quarterly basis, 13,529 shares are committed to be released.  Compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense for the years ended December 31, 2011, 2010 and 2009 was approximately $532,000, $604,000, $670,000, respectively. The status of Company shares in the ESOP at December 31, 2011 and 2010 is as follows:

	2011	2010

Allocated shares	243,522	189,406
Shares committed to be released	54,116	54,116
Unearned shares	514,112	568,228

Total ESOP Shares	811,750	811,750

Fair value of unearned shares	$5,058,862	$6,023,217

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

Equity Incentive Plan

At the Annual Meeting held on April 23, 2008, stockholders of the Company approved the Roma Financial Corporation  2008 Equity Incentive Plan of Roma Bank. On June 25, 2008, directors, senior officers and certain employees of the Company were granted an aggregate of 820,000 stock options and awarded 222,000 shares of restricted stock. In 2011,the Company granted an aggregate of 32,000 stock options and awarded 73,350 shares of restricted stock.

The 2008 Plan enables the Board of Directors to grant stock options and restricted stock to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. The Company has reserved 1,292,909 shares of common stock for issuance upon the exercise of options granted under the 2008 Plan and 517,164 shares for grants of restricted stock.  The Plan will terminate ten years from the grant date.  Options will be granted with an exercise price not less than the fair market value of a share of Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2008 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At December 31, 2011, there were 471,709 shares available for option grants under the 2008 Plan and 227,814 shares available for grants of restricted stock.

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

Stock options vest over a five year service period and are exercisable within ten years. Compensation expense for all option grants is recognized over the awardee’s respective requisite service period.  The fair values of all option grants for the year ended December 31, 2011 were estimated using the Black Scholes option-pricing model using the following assumptions:

Expected life	6.5 years
Risk-free rate	2.26%
Volatility	35.42%
Dividend yield	3.32%
Fair Value	$1.70

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

Equity Incentive Plan (Continued)

The following is a summary of the status of the Company’s stock option activity and related information for the years ended December 31, 2011, 2010 and 2009:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining contractual Life	Aggregate Intrinsic Value

Balance at December 31, 2009 and 2008:	820,000	$13.67

Forfeited	(22,800)	13.67
Balance at December 31, 2010	797,200	13.67
Granted	32,000	13.67
Forfeited	(8,000)	13.67
Balance at December 31, 2011	821,200	13.67	6.60 yrs	$0.00
Exercisable at December 31, 2011	470,400	$13.67	6.60 yrs	$0.00

At December 31, 2011 , all exercisable and non-vested stock options had an exercise price of $13.67.

Restricted shares vest over a five year service period. Compensation expense is recognized for the fair value of restricted shares on a straight-line basis over five years, the requisite service period of the awards.  The number of shares granted and the grant date market price of the Company’s Common Stock determines the fair value of the restricted shares under the Company’s restricted stock plan.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

Equity Incentive Plan (Continued)

The following is a summary of the status of the Company’s restricted shares for the years ended December 31, 2011, 2010 and 2009:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at January 1, 2009	222,000	—
Vested	(44,400)	$13.67
Non-vested restricted shares at December 31, 2009	177,600	$13.67
Forfeited	(6,000)	13.67
Vested	(51,600)
Non-vested restricted shares at December 31, 2010	120,000	$13.67
Granted	73,350	9.40
Vested	(40,000)	13.67
Non-vested restricted shares at December 31, 2011	153,350	$11.70

Stock option and stock award expenses included within compensation expense were $1,153,000, $1,322,000, and $1,204,000, respectively, for the years ended  December  31,  2011, 2010 and 2009, with  related  tax  benefits  of $457,000, $529,000,and $481,000, respectively.  There is approximately $2.3 million of unrecognized cost related to unvested stock options and restricted shares, that will be recognized over a period of 1.5 to 5.0 years.

Equity Incentive Plan – RomAsia Bank

The stockholders of RomAsia Bank approved an equity incentive plan in 2010.  On January 6, 2010, directors, senior officers and certain employees of the RomAsia Bank were granted, in the aggregate, options to purchase 75,500 shares of RomAsia common stock.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

Equity Incentive Plan – RomAsia Bank (Continued)

The Plan enables the Board of Directors of RomAsia Bank to grant stock options to executives, other key employees and nonemployee directors.  The options granted under the Plan may be either incentive stock options or non-qualified stock options.  RomAsia has reserved 225,000 shares of its common stock for issuance upon the exercise of options granted under the Plan.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Value of a share of RomAsia’s Common Stock on the date of the grant.  Options may not be granted for a term greater than ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Bank’s outstanding shares.  At December 31, 2011, there were 159,00 shares available for option grants under the Plan.

The Stock Options will vest over a five year service period and are exercisable within ten years.  Compensation expense for all option grants is recognized over the awardee’s respective requisite service period.  The fair value of stock options granted in the year ended December 31, 2010 was:

               Expected life                                                         6.5 years
Risk-free rate                                                      3.33%
Volatility                                             25.76%
Dividend yield                                                     0.00%
Fair Value                                                   $2.89

The following is a summary of the status of RomAsia’s stock option activity and related information for the year ended December 31, 2011 and 2010:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining contractual Life	Aggregate Intrinsic Value

Balance at January 1, 2010	—	$—
Granted	75,500	8.47
Balance at December 31, 2010	75,500	8.47
Forfeited	(9,500)	8.47
Balance at December 31, 2011	66,000	$8.47	8.27 years	$0.00

Exercisable at December 31, 2011	13,200

Stock option expense related to the RomAsia plan included with compensation expense was approximately   $37,000 and $43,000 for the year ended December 31, 2011 and 2010 respectively, with a related tax benefit of approximately $16,000 and $17,000.  At December 31, 2011, there was approximately $114,000 of

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Benefit Plans (Continued)

Equity Incentive Plan – RomAsia Bank (Continued)

unrecognized cost, related to outstanding stock options will be recognized over a period of  approximately 3.00 years.

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

The Warrants provide that, in the event that RomAsia’s capital falls below certain minimum requirements, the FDIC or the Office of the Comptroller of the Currency (“OCC”) may require RomAsia to notify the holders of the Warrants that such holders must exercise the Warrants within 30 days of such notice, or such longer period as the FDIC or OCC may prescribe, or forfeit all rights to purchase shares of RomAsia Common Stock under the Warrants after the expiration of such period.

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

The Warrant expense for minority shareholders, (10.45% ownership), for the years ended December 31, 2011, 2010 and 2009, was $90,000 , $55,000 and $16,000, respectively, and related deferred taxes were recorded at $39,000, $23,000, and $7,000, respectively. The warrant expense for the majority shareholder, Roma Financial Corporation, was eliminated in consolidation.

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

The components of income taxes are summarized as follows:

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)
Current tax expense:
Federal income	$345	$2,959	$2,891
State income	211	443	505
	556	3,402	3,396
Deferred tax expense (benefit):
Federal income	2,667	(549)	(2,151)
State income	130	575	(561)
	2,797	26	(2,712)
Valuation allowance	(50)	(447)	351

Total	$3,303	$2,981	$1,035

The following table presents a reconciliation between reported income taxes and the income taxes which would be computed by applying the federal income tax rate of 34% to income before income taxes:

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)

Federal income tax	$3,496	$3,196	$1,238
Increases (reductions) in taxes resulting from:
New Jersey income taxes, net of federal income tax effect	344	672	194
Tax exempt interest on obligations of state and political subdivisions	(156)	(149)	(153)
Bank owned life insurance	(345)	(401)	(491)
Surtax exemption	—	(100)	(100)
Other items, net	14	210	(4)
	3,353	3,428	684
Valuation allowance	(50)	(447)	351

Total income tax expense	$3,303	$2,981	$1,035

Effective income tax rate	31.74%	36.47%	28.40%

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Income Taxes (Continued)

The effective income tax rate represents total income tax expense divided by income before income taxes.  Under New Jersey tax law, the Investment Co. is subject to a 3.6% state income tax rate as compared to the 9.0% tax rate to which the Company and Banks are subject.  The presence of the Investment Co. during the years ended December 31, 2011 and 2010, resulted in income tax savings of approximately $353,000 and $571,000, respectively, and reduced the consolidated effective income tax rate by 4.8% in each year.

The Company established a valuation allowance for the state income taxes for the benefit to be derived from the utilization of the state net operating loss carry forward for prior years for Roma Bank and for a contribution carry forward for Roma Financial Corporation.

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	December 31,
	2011	2010
	(In Thousands)

Stock based compensation	$1,771	$1,293
Deferred loan fees	42	34
Allowance for loan losses and other reserves	2,163	3,930
Uncollected interest and late fees	1,591	967
Retirement benefits	486	492
Accumulated other comprehensive income-pension liability	3,416	2,032
Charitable contributions	3	967
ESOP	424	374
Unrealized loss on securities available for sale	—	311
State net operating loss carry forward	552	204
Fair market value acquisition adjustments	2,280	4,323
Acquisition carry forward losses	2,080	2,270
Other items	1,081	572
	15,889	17,769
Valuation allowance	(560)	(610)
Total Deferred Tax Assets	15,329	17,159

Goodwill and other items	(103)	(88)
Pension expense	(413)	(462)
Unrealized gain on securities available for sale	(354)	—
Depreciation	(1,697)	(1,563)
Capitalized interest	(168)	(168)
Other items	(341)	(597)
Total Deferred Tax Liabilities	(3,076)	(2,878)

Net Deferred Tax Assets	$12,253	$14,281

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Income Taxes (Continued)

The Company has approximately $6.1 million of carryforward federal losses remaining that were acquired in the merger. Roma Bank  has approximately $6.7 million of carry forward losses for the State of New Jersey expiring as follows: $5.1 million in 2015, $1.4 million in 2029, and $.2 million in 2030. A valuation allowance of $.6 million has been established for these amounts. General Abstract has a $252 thousand carry forward loss with the State of New Jersey for which no valuation allowance has been established. RomAsia Bank has a $1.7 million carry forward loss with the State of New Jersey, with $.7 million of this NOL expiring in 2015 and the balance of $1.0 million expiring in 2029, for which no valuation allowance has been established.

Note 20 – Commitments and Contingencies

The Banks are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk  in excess of the amount  recognized in the statement of financial condition.  The contract or  notional amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments. At December 31, 2011 and 2010, Roma Bank had stand-by letters of credit of $2.9 million and $3.4 million, respectively.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Commitments and Contingencies (Continued)

The Banks had loan origination commitments outstanding as follows:

	December 31,
	2011		2010
	Rate Range	Amount	Rate Range	Amount
	(Dollars In Thousands)

Mortgage loans	3.25% to 5.24%	$11,337	3.99% to 5.25%	$23,996
Commercial	5.25% to 6.25%	26,205	4.25% to 6.00%	11,355
Equity loans	3.49% to 5.25%	5,500	3.75% to 5.25%	5,090

		$43,042		$40,441

At December 31, 2011 and 2010, undisbursed funds from approved mortgage, residential construction and home equity lines of credit of approximately $61,956,000 and $40,691,000, respectively.  The applicable interest rates on funds disbursed under these lines is prime plus 1.50%, to prime less 0.50%.

At December 31, 2011 and 2010, undisbursed funds from approved commercial lines and letters of credit, both secured and unsecured, amounted to approximately $32,773,000 and $35,535,000, respectively.  The interest rates charged  on  funds  disbursed  under  these commitments will  range  from prime,  to prime plus 4.25%.  Unless they are specifically cancelled by notice from the Banks, these funds represent firm commitments available to the respective borrowers on demand.

The Banks have non-cancelable operating leases for branch offices. The following is a schedule, by years, of future minimum rental payments required under operating leases, that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2011: (In thousands)

Year Ended December 31:

2012	$1,170
2013	1,106
2014	991
2015	825
2016	847
Thereafter	8,823
Total Minimum Payments Required	$13,762

Included in the total required minimum lease payments is $1,653,000 of payments to the LLC a variable interest entity in which the Company hold a 50% ownership interest.   These payments are eliminated in the  consolidated financial statements.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Fair Value Measurements and Disclosures (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011, were as follows:

	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2011
	(In thousands)

Mortgage backed securities – U.S. Government Sponsored Enterprises (GSEs)	$—	$23,368	$—	$23,368
Obligations of state and political subdivisions	—	5,606	—	5,606
U.S. Government (including agencies)	—	9,639	—	9,639
Corporate bond	—	894	—	894
Equity securities	—	49	—	49
Mutual funds	—	2,935	—	2,935

Securities available for sale	$—	$42,291	$—	$42,491

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy, used at December 31, 2010 were as follows:

	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2010
	(In thousands)

Mortgage backed securities – U.S. Government Sponsored Enterprises (GSEs)	$—	$23,999	$—	$23,999
Obligations of state and politica subdivisions	—	8,660	—	8,660
U.S. Government (including agencies)	—	16,019	—	16,019
Corporate bond	—	988	—	988
Equity securities	—	53	—	53
Mutual funds	—	2,794	—	2,794

Securities available for sale	$—	$52,513	$—	$52,513

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Fair Value Measurements and Disclosures (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2011
	(In Thousands)

Impaired loans	$—	$—	$18,800	$18,800
Real estate and other assets owned	$—	$—	$3,276	$3,276
Real estate held for sale	$—	$—	$970	$970
Mortgage servicing rights	$—	$—	$419	$419

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2010
	(In Thousands)

Impaired loans	$—	$—	$8,624	$8,624
Real estate owned	$—	$—	$1,928	$1,928
Real estate held for sale	$—	$—	$1,164	$1,164

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Fair Value Measurements and Disclosures (Continued)

The valuation method used to measure fair value for the non-financial assets in the above table are as follows:

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

The following is management’s estimate of the fair value of all financial instruments whether carried at cost or fair value on the Company’s statement of financial condition. The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at  December 31, 2011 and 2010.

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

Mortgage Servicing Rights

Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Fair Value Measurements and Disclosures (Continued)

Impaired Loans (Generally Carried at Fair Value)

Impaired loans carried at fair value are those impaired loans in which the Company has measured impairment generally based on the fair value of the related loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at December 31, 2011 consists of the loan balances of $24.4 million, net of cumulative charge offs of $5.6 thousand. The fair value at December 31, 2010 consists of the loan balances of $13.9 million, net of a valuation allowance of $5.2 million.

Mortgage Servicing Rights

Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Fair Value Measurements and Disclosures (Continued)

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of December 31, 2011 and December 31, 2010

The carrying amounts and estimated fair values of financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$84,659	$84,659	$89,587	$89,587
Securities available for sale	42,491	42,491	52,513	52,513
Investment securities held to maturity	241,185	243,022	244,421	238,785
Mortgage-backed securities held to maturity	438,523	458,555	421,114	425,462
Loans receivable	962,389	981,842	893,842	907,351
Federal Home Loan Bank of New York and ACBB Stock	5,798	5,798	4,789	4,789
Interest receivable	6,492	6,492	8,030	8,030

Financial liabilities:
Deposits	1,575,606	1,584,852	1,503,560	1,516,093
Federal Home Loan Bank of New York Advances	33,316	37,462	35,000	37,969
Securities sold under agreements to repurchase	40,000	45,529	40,000	43,311
Subordinated debentures	1,915	1,915	1,904	1,904
Accrued interest payable	646	646	830	830

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Fair Value Measurements and Disclosures (Continued)

Limitations (Continued)

In addition, the fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to value anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Other significant assets that are not considered financial assets include premises and equipment.  The tax ramifications related to the realization of the unrealized gains and losses can also have a significant effect on fair value estimates and have not been considered in any of the estimates. Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments.  This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.

Note 22 – Comprehensive Income (Loss)

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	Year Ended December 31,
	2011	2010
	(In Thousands)
Net unrealized gain (loss) on securities available for sale	$842	$(739)
Tax effect	(354)	312
Net of tax amount	488	(427)

Minimum pension liability	(8,541)	(5,068)
Tax effect	3,416	2,032
Net of tax amount	(5,125)	(3,036)

Accumulated other comprehensive loss	$(4,637)	$(3,463)

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 22 – Comprehensive Income (Loss) (Continued)

The components of other comprehensive income (loss) and their related tax effects are presented in the following table:

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)
Unrealized holding gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the year	$1,684	$1,594	$(1,461)
Reclassification adjustment for
Realized gains on sales	(104)	(2,205)	(158)
Impairment loss	—	—	2,246
Net unrealized gains (losses) on securities available for sale	1,580	(611)	627
Defined benefit pension plan:
Pension losses	(3,830)	(1,562)	655
Prior service cost	15	15	15
Amortization of gain/loss	342	245	356
Prior period adjustment	1	(21)	—
Adjustment for measurement date change	—	—	—
Net change in defined benefit pension plan liability	(3,472)	(1,323)	1,026
Other comprehensive income before taxes	(1,892)	(1,934)	1,653
Tax effect, benefit (expense)	718	784	(545)

Other comprehensive income (loss)	$(1,174)	$(1,150)	$1,108

Note 23 – Related Party Transactions

The Defined Benefit Plan, ESOP and 401K Plans are administered by Pentegra Retirement Services. During 2011 the President and CEO of Pentegra was elected to the Board of Directors of Roma Financial Corporation. For the years ended December 31, 2011 and 2010, Roma Bank paid Pentegra $101,542 and $104,397, respectively, to administer the three plans.

Note 24 – Parent Only Financial Information

The consolidated earnings of subsidiaries are recognized by the Company using the equity method of accounting.  Accordingly, the consolidated earnings of subsidiaries are recorded as an increase in the Company’s investment in subsidiaries.  The following are the condensed financial statements for the Company (Parent Company only) at December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 24 – Parent Only Financial Information (Continued)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2011	2010
	(In Thousands)
Assets
Cash and amounts due from depository institutions	$2,653	$6,509
Investment in subsidiaries	204,319	194,224
Securities held to maturity	186	186
ESOP loan receivable	6,203	6,618
Premises and equipment	3,226	3,282
Other assets	3,471	3,908
	$220,058	$214,727

Liabilities and Stockholders’ Equity
Subordinated debentures	$1,915	$1,904
Other liabilities	660	795
Noncontrolling interest in RomAsia	1,343	1,284
Stockholders’ equity	216,140	210,744
	$220,058	$214,727

CONDENSED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
	(In Thousands)

Interest income	$533	$571	$604
Interest expense	146	138	—
Net interest income	387	433	604
Other miscellaneous income	2
Gain on sale of available for sale security	—	2,011	—
Equity in earnings of the subsidiaries	6,834	3,711	3,674
	7,223	6,155	4,278
Impairment loss on available for sale security	—	—	2,246
Other expenses	22	34	20
Income before income tax	7,201	6,121	2,012
Income taxes (benefit) expense	98	928	(587)
Net income before noncontrolling interest	7,103	5,193	2,599
(Gain) loss attributable to non-controlling interest in RomAsia	(123)	(87)	16
Net Income	$6,980	$5,106	$2,615

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 24 – Parent Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
	(In Thousands)
Cash Flows from Operating Activities
Net income	$6,980	$5,106	$2,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56	47	45
Amortization of discount on debt	11	4	—
Equity in undistributed earnings of the subsidiaries	(6,961)	(3,706)	(3,826)
Gain on sale of available for sale security	—	(2,011)
Impairment loss on available for sale security	—	—	2,246
(Increase) decrease in other assets	437	(459)	(485)
Net change in minority interest	59	28	(16)
Increase in other liabilities	(135)	580	(47)
Net Cash (Used In) Provided by Operating Activities	447	(411)	532

Cash Flows Provided by Investing Activities
Repayment of loan to ESOP	415	382	353
Sale, call or repayment of:
Available for sale securities	—	3,345	—
Net cash used in acquisition	—	(14,586)	—
Investment in subsidiary	(2,500)
Distribution from subsidiary	—	29,725	—
Additions to premises and equipment	—	(10)	—
Net Cash (Used in) Provided by in Investing Activities	(2,085)	18,856	353

Cash Flows Provided by Financing Activities
Purchase of treasury stock	—	(7,484)	-
Repayment of subordinated debenture	—	(3,200)	-
Dividends paid, declared to minority shareholders	(2,218)	(2,378)	(2,410)
Net Cash (Used In) in Financing Activities	(2,218)	(13,062)	(2,410)
Net Increase (Decrease) in Cash and Cash Equivalents	(3,856)	5,383	(1,525)

Cash and Cash Equivalents – Beginning	6,509	1,126	2,651

Cash and Cash Equivalents - Ending	$2,653	$6,509	$2,651

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 25 – Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for share and per share data)

Interest income	$18,620	$18,699	$18,353	$17,880
Interest expense	5,293	5,435	5,279	4,790

Net Interest Income	13,327	13,264	13,074	13,090

Provision for loan losses	800	1,313	771	1,607

Net Interest Income after Provision for Loan Losses	12,527	11,951	12,303	11,483

Non-interest income	1,205	1,381	1,554	1,030
Non-interest expenses	10,977	11,271	10,663	10,117

Income before Income Taxes	2,755	2,061	3,194	2,396

Income taxes	884	636	1,031	752

Net Income before noncontrolling interest	1,871	1,425	2,163	1,644

Gain attributable to noncontrolling interest	(18)	(36)	(26)	(43)

Net Income Attributable to Roma Financial Corporation	$1,853	$1,389	$2,137	$1,601

Net Income Attributable to Roma Financial Corporation per Common Share
Basic and Diluted	$.06	$.05	$.07	$.05
Dividends declared, per share	$.08	$.08	$.08	$.08

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	30,137	30,153	29,784	29,798

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for share and per share data)

Interest income	$14,877	$15,161	$18,141	$18,234
Interest expense	4,801	4,731	5,680	5,064

Net Interest Income	10,076	10,430	12,461	13,170

Provision for loan losses	1,272	769	1,822	2,992

Net Interest Income after Provision for Loan Losses	8,804	9,661	10,639	10,178

Non-interest income	1,253	1,369	1,872	2,875
Non-interest expenses	7,658	8,740	11,117	10,962

Income before Income Taxes	2,399	2,290	1,394	2,091

Income taxes	773	805	552	851

Net Income before noncontrolling interest	1,626	1,485	842	1,240

Gain attributable to noncontrolling interest	(28)	(21)	(19)	(19)

Net Income Attributable to Roma Financial Corporation	$1,598	$1,464	$823	$1,221

Net Income Attributable to Roma Financial Corporation per Common Share
Basic and Diluted	$.05	$.05	$.03	$.04
Dividends declared, per share	$.08	$.08	$.08	$.08

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	30,733	30,642	30,523	30,325

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 5, 2012.

ROMA FINANCIAL CORPORATION
/s/ Peter A. Inverso
	By:	Peter A. Inverso President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below on March 5, 2012 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Peter A. Inverso		/s/ Michele N. Siekerka, Esq.
Peter A. Inverso President and Chief Executive Officer (Principal Executive Officer)		Michele N. Siekerka, Esq. Chair of the Board

/s/ Robert C. Albanese
Robert C. Albanese Director		Dennis M. Bone Director

/s/ Alfred DeBlasio, Jr.		/s/ Robert H. Rosen
Alfred DeBlasio, Jr. Director		Robert H. Rosen Director

/s/ Jeffrey P. Taylor		/s/ William J. Walsh, Jr.
Jeffrey P. Taylor Director		William J. Walsh, Jr. Director

/s/ Sharon L. Lamont
Sharon L. Lamont Chief Financial Officer (Principal Financial and Accounting Officer)