Form 10-Q
period 2012-03-31
ROMA FINANCIAL CORP
filed 2012-05-07
CIK 1355823

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, May 4, 2012:
$0.10 par value common stock - 30,320,927 shares outstanding

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition	3
	at March 31, 2012 and December 31, 2010 (Unaudited)

	Consolidated Statements of Income for the Three Months Ended	4
	March 31, 2012 and 2011 (Unaudited)

	Consolidated Statements of Comprehensive Income for the Three Months	5
	Ended March 31, 2012 and 2011

	Consolidated Statements of Changes in Stockholders’ Equity for the Three	6
	Months Ended March 31, 2012 and 2011 (Unaudited)

	Consolidated Statements of Cash Flows for the Three Months	7
	Ended March 31, 2012 and 2011 (Unaudited)

	Notes to Consolidated Financial Statements	9

Item 2:	Management’s Discussion and Analysis of	43
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	48

Item 4:	Controls and Procedures	49

PART II - OTHER INFORMATION		49

Item 1:      Legal Proceedings

Item 1A:   Risk Factors

Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:      Defaults Upon Senior Securities

Item 4:      Mine and Safety Disclosures

Item 5:      Other Information

 Item 6:      Exhibits

SIGNATURES		51

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2012	2011
	(In thousands, except for share data)
Assets
Cash and amounts due from depository institutions	$16,246	$17,791
Interest-bearing deposits in other banks	81,740	41,775
Money market funds	25,598	25,093
Cash and Cash Equivalents	123,584	84,659
Investment securities available for sale (“AFS”) at fair value	40,982	42,491
Investment securities held to maturity (“HTM”) at amortized cost (fair value of $ 209,485 and $243,022, respectively)	207,913	241,185
Mortgage-backed securities held to maturity at amortized cost (fair value of $ 443,020 and $458,555, respectively)	423,043	438,523
Loans receivable, net of allowance for loan losses of $6,309 and $5,416, respectively	973,459	962,389
Real estate and other repossessed assets owned	5,960	3,276
Real estate held for sale	640	970
Real estate owned via equity investment	3,888	3,905
Premises and equipment, net	47,649	47,433
Federal Home Loan Bank of New York and ACBB stock	6,858	5,798
Accrued interest receivable	6,655	6,492
Bank owned life insurance	33,694	28,852
Goodwill	1,826	1,826
Deferred tax asset	12,008	12,253
Other assets	7,385	8,032
Total Assets	$1,895,544	$1,888,084

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$69,898	$63,766
Interest bearing	1,476,723	1,511,840
Total deposits	1,546,621	1,575,606
Federal Home Loan Bank of New York advances	47,449	33,316
Securities sold under agreements to repurchase	40,000	40,000
Subordinated debentures	1,918	1,915
Securities purchased and not settled	21,023	-
Advance payments by borrowers for taxes and insurance	3,398	3,064
Accrued interest payable and other liabilities	15,743	16,188
Total Liabilities	1,676,152	1,670,089
Stockholders’ Equity
Common stock, $0.10 par value, 45,000,000 shares authorized, 32,731,875 shares issued;
30,320,927 shares outstanding	3,274	3,274
Paid-in capital	100,638	100,310
Retained earnings	158,529	157,669
Unearned shares held by Employee Stock Ownership Plan	(5,006)	(5,141)
Treasury stock, 2,410,948 shares	(35,335)	(35,335)
Accumulated other comprehensive loss	(4,642)	(4,637)
Total Roma Financial Corporation stockholders’ equity	217,458	216,140
Noncontrolling interest	1,934	1,855
Total Stockholders’ Equity	219,392	217,995
Total Liabilities and Stockholders’ Equity	$1,895,544	$1,888,084
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Interest Income
Loans, including fees	$12,026	$11,721
Mortgage-backed securities held to maturity	4,054	4,306
Investment securities held to maturity	1,250	2,232
Securities available for sale	226	268
Other interest-earning assets	114	93
Total Interest Income	17,670	18,620

Interest Expense
Deposits	3,663	4,604
Borrowings	686	689
Total Interest Expense	4,349	5,293

Net Interest Income	13,321	13,327

Provision for loan losses	1,263	800

Net Interest Income after Provision for Loan Losses	12,058	12,527

Non-Interest Income
Commissions on sales of title policies	241	203
Fees and service charges on deposits and loans	396	395
Income from bank owned life insurance	352	305
Net gain from sale of mortgage loans originated for sale	313	77
Net gain for sale of available for sale securities	-	17
Realized loss on real estate held for sale	(3)	-
Realized (loss) from real estate owned	-	(70)
Other	420	278

Total Non-Interest Income	1,719	1,205

Non-Interest Expense
Salaries and employee benefits	6,365	6,068
Net occupancy expense of premises	1,115	1,268
Equipment	902	885
Data processing fees	537	566
Advertising	204	169
Federal deposit insurance premiums	420	598
Commercial and residential loan expense	885	273
Other	1,252	1,150

Total Non-Interest Expense	11,680	10,977

Income Before Income Taxes	2,097	2,755

Income Taxes	627	884

Net income	1,470	1,871

Plus: net gain attributable to the noncontrolling interest	(54)	(18)

Net Income attributable to Roma Financial Corporation	$1,416	$1,853

Net income attributable to Roma Financial Corporation per common share
Basic and Diluted	$.05	$.06
Dividends Declared Per Share	$.08	$.08

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	29,811,474	30,137,145

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net Income	$1,470	$1,871
Other comprehensive income:
Unrealized holding gains on available for sale securities:
Unrealized holding gains (losses) arising during the period	35	(34)
Less: reclassification adjustment for losses (gains) included in net income	-	17
Net realized gain (losses) on securities available for sale	35	(17)
Tax effect	(15)	7

Other comprehensive income (loss), net of tax	20	(10)

Comprehensive income	$1,490	$1,861
Comprehensive income attributable to the noncontrolling interest	(79)	(18)

Comprehensive income attributable to Roma Financial Corporation	$1,411	$1,843

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock Shares Amount		Paid-In Capital	Retained Earnings	Unearned Shares Held By ESOP	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
Balance December 31, 2010	30,281	$3,274	$99,585	$152,911	$(5,683)	$(3,463)	$(35,880)	$1,732	$212,476
Net income for the three months
ended March 31, 2011	-	-	-	1,853	-	-	-	18	1,871
Other comprehensive income, net	-	-	-	-	-	(10)	-	-	(10)
Dividends declared and paid	-	-	-	(552)	-	-	-	-	(552)
Stock-based compensation	-	-	303	-	-	-	-	-	303
ESOP shares earned	-	-	7	-	135	-	-	-	142
Balance March 31, 2011	30,281	$3,274	$99,895	$154,212	$(5,548)	$(3,473)	$(35,880)	$1,750	$214,230

Balance December 31, 2011	30,321	$3,274	$100,310	$157,669	$(5,141)	$(4,637)	$(35,335)	$1,855	$217,995
Net income for the three months
ended March 31, 2012	-	-	-	1,416	-	-	-	54	1,470
Other comprehensive income, net	-	-	-	-	-	(5)	-	25	20
Dividends declared and paid	-	-	-	(556)	-	-	-	-	(556)
Stock-based compensation	-	-	324	-	-	-	-	-	324
ESOP shares earned	-	-	4	-	135	-	-	-	139
Balance March 31, 2012	30,321	$3,274	$100,638	$158,529	$(5,006)	$(4,642)	$(35,335)	$1,934	$219,392

See notes to consolidated financial statements

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities
Net income	$1,470	$1,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	611	598
Amortization of premiums and accretion of discounts on securities	242	20
Accretion of deferred loan fees and discounts	(66)	(23)
Amortization of net premiums on loans	130	245
Amortization of premiums on deposits	(6)	(108)
Gain on sale of securities available for sale	-	(17)
Net gain on sale of mortgage loans originated for sale	(313)	(77)
Mortgage loans originated for sale	(8,414)	(4,060)
Proceeds from sales of mortgage loans originated for sale	8,727	4,137
Net realized loss from sales of real estate owned	-	70
Proceeds from sale of real estate held for sale	327	-
Realized loss on sale of real estate held for sale	3	-
Provision for loan losses	1,263	800
Stock-based compensation, including warrants	324	303
ESOP shares earned	139	142
(Increase) decrease in accrued interest receivable	(163)	591
Increase in cash surrender value of bank owned life insurance	(292)	(253)
Decrease in other assets	647	19
Decrease in accrued interest payable	(154)	(164)
Decrease (increase) in deferred income taxes	229	(504)
(Decrease) increase in other liabilities	(287)	403

Net Cash Provided by Operating Activities	4,417	3,993

Cash Flows from Investing Activities

Proceeds from maturities, calls and principal repayments of securities available for sale	3,393	3,782
Proceeds from sale of securities available for sale	-	1,517
Purchases of securities available for sale	(2,033)	(1,037)
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	63,312	13,286
Purchases of investment securities held to maturity	(12,999)	(13,922)
Principal repayments on mortgage-backed securities held to maturity	26,524	23,479
Purchases of mortgage-backed securities held to maturity	(7,120)	(47,292)
Net increase in loans receivable	(15,369)	(20,847)
Purchase of bank owned life insurance	(4,550)	-
Proceeds from life insurance redemption	-	236
Additions to premises and equipment and real estate owned via equity investment	(810)	(755)
Proceeds from sale of real estate owned	288	1,090
Purchases of Federal Home Loan Bank of New York and ACBB stock	(1,060)	(81)
Net Cash Provided by (Used in) Provided by Investing Activities	49,576	(40,544)

Cash Flows from Financing Activities

Net (decrease) increase in deposits	(28,979)	42,373
Increase in advance payments by borrowers for taxes and insurance	334	229
Dividends paid to minority stockholders of Roma Financial Corp.	(556)	(552)
Repayment of Federal Home Loan Bank of New York advances	(4,559)	(5,006)
Proceeds from Federal Home Loan Bank of New York advances	18,692	3,500

Net Cash (Used in) Provided by Financing Activities	(15,068)	40,544

Net Increase in Cash and Cash Equivalents	38,925	3,993
Cash and Cash Equivalents – Beginning	84,659	89,587

Cash and Cash Equivalents – Ending	$123,584	$93,580

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)
      (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Supplementary Cash Flows Information
Income taxes paid, net	$50	$412

Interest paid	$4,503	$5,457
Securities purchased and not settled	$21,023	$2,070
Loans receivable transferred to real estate owned	$2,972	$1,938

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

Roma Financial Corporation, MHC is a federally-chartered mutual holding company that was formed in January 2005 in connection with the mutual holding company reorganization.  Roma Financial Corporation, MHC has not engaged in any significant business since its formation.  So long as Roma Financial Corporation MHC is in existence, it will at all times own a majority of the outstanding stock of Roma Financial Corporation. Roma Financial Corporation, MHC, whose activity is not included in these consolidated financial statements, held 22,584,995 shares or 74.5% of the Company’s outstanding common stock at March 31, 2012.

Roma Bank is a federally-chartered stock savings bank.  It was originally founded in 1920 and received its federal charter in 1991.  Roma Bank’s deposits are federally insured by the Deposit Insurance Fund as administered by the Federal Deposit Insurance Corporation.

RomAsia Bank is a federally-chartered stock savings bank. RomAsia Bank received all regulatory approvals on June 23, 2008 to be a federal savings bank and began operations on that date. The Company originally invested $13.4 million in RomAsia Bank and in 2011 invested an additional $2.5 million.  The Company currently holds a 91.12% ownership interest.

Roma Bank and RomAsia Bank are collectively referred to as (the “Banks”).  Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as of July 21, 2011, Roma Financial Corporation, MHC and Roma Financial Corporation are regulated by the Federal Reserve Bank of Philadelphia and Roma Bank and RomAsia Bank by the Office of the Comptroller of the Currency.

The Banks offer traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank operates from its main office in Robbinsville, New Jersey, and twenty-three branch offices located in Mercer, Burlington, Camden and Ocean Counties, New Jersey. RomAsia Bank operates from two locations in Monmouth Junction, New Jersey. As of March 31, 2012, the Banks had 314 full-time employees and 59 part-time employees.  Roma Bank maintains a website at www.romabank.com.  RomAsia Bank maintains a website at www.Romasiabank.com.

Throughout this document, references to “we,” “us,” or “our” refer to the Banks or the Company, or both, as the context indicates.

NOTE B - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Roma Bank and Roma Bank’s wholly-owned subsidiaries, Roma Capital Investment Corp. (the “Investment Co.”) and General Abstract and Title Agency (the “Title Co.”), and the Company’s majority owned investment of 91.12% in RomAsia Bank. The consolidated statements also include the Company’s 50% interest in 84 Hopewell, LLC (the “LLC”), a real estate investment which is consolidated according to the requirements of Accounting Standards Codification Topic 810, Variable Interest Entities.   All significant inter-company accounts and transactions have been eliminated in consolidation. These statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not  include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

NOTE B - BASIS OF PRESENTATION (Continued)

In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three months ended March 31, 2012 and 2011.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year or other interim periods.

The December 31, 2011 data in the consolidated statements of financial condition was derived from the Company’s audited consolidated financial statements for that date. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the 2011 audited consolidated financial statements for the year ended December 31, 2011, including the notes thereto included in the Company’s Annual Report on Form 10-K.

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

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business.  In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of March 31, 2012, on the Company’s consolidated financial position or results of operations.

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

Outstanding stock options and restricted stock grants for the three months ended March 31, 2012 and 2011 were not considered in the calculation of diluted earnings per share because they were antidilutive.

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

On June 15, 2011, Directors of the Company were granted in the aggregate 32,000 stock options and awarded 54,000 shares of restricted stock.

On November 16, 2011, Senior Officers and certain employees of the Company were awarded 19,350 shares of restricted stock.

At March 31, 2012, there were 471,709 shares available for option grants under the 2008 Plan and 227,814 shares available for grants of restricted stock.

The Company accounts for stock based compensation under FASB ASC Topic 718, Compensation-Stock Compensation.  ASC Topic 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC Topic 718 requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.

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

NOTE E – STOCK BASED COMPENSATION (Continued)

The following is a summary of the status of the Company’s stock option activity and related information for the year ended December 31, 2011 and for the three months ended March 31, 2012:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at December 31, 2010	797,200	$13.67
Granted	32,000	13.67
Forfeited	(8,000)	13.67

Balance at March 31, 2012 and December 31, 2011	821,200	$13.67	6.35 years	$0.00

Exercisable at March 31, 2012	470,400	$13.67	6.35 years	$0.00

The key valuation assumptions and fair value of stock options granted June 15, 2011 were:

Expected life	6.5 years
Risk-free rate	2.26%
Volatility	35.42%
Dividend yield	3.32%
Fair value	$1.70

The following is a summary of the status of the Company’s restricted shares as of March 31, 2012 and changes during the year ended December 31, 2011 and for the three months ended March 31, 2012:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at December 31, 2010	120,000	$13.67
Granted	73,350	9.40
Vested	(40,100)	13.67
Non-vested restricted shares at March 31, 2012 and December 31, 2011	153,350	$11.63

Stock option and stock award expenses included in compensation expense were $313,000 for the three months ended March 31, 2012 and $268,000 for three months ended March 31, 2011, with a related tax benefit of $125,000 and $107,000 respectively. At March 31, 2012, there was approximately $1.9 million of unrecognized cost, related to outstanding stock options and restricted shares, will be recognized over a period of approximately 2.85 to 2.97 years, respectively.

NOTE E – STOCK BASED COMPENSATION (Continued)

Equity Incentive Plan – RomAsia Bank

The stockholders of RomAsia Bank approved an equity incentive plan in 2009. On January 6, 2010, directors, senior officers and certain employees of the RomAsia Bank were granted, in the aggregate, options to purchase 75,500 shares of RomAsia common stock.

The Plan enables the Board of Directors of RomAsia Bank to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. RomAsia has reserved 225,000 shares of it’s common stock for issuance upon the exercise of options granted under the Plan.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Market Value of a share of RomAsia’s Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  The stock options vest over a five year service period and are exercisable within ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event  generally affecting the number of Company’s outstanding shares. At March 31, 2012, there were 114,500 shares available for option grants under the Plan. On March 1, 2012 RomAsia Bank granted 46,500 options. The key valuation assumptions and fair value of stock options granted in March 2012 were:

Expected life	6.5 years
Risk-free rate	1.33%
Volatility	28.30%
Fair value	$2.76

The following is a summary of the status of the RomAsia’s stock option activity and related information for the year ended December 31, 2011 and for the three months ended March 31, 2012:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at December 31, 2010	75,500	$8.47
Forfeited	(9,500)	8.47
Balance at December 31, 2011	66,000	8.47
Forfeited	(2,000)	8.47
Granted	46,500	8.81
Balance at March 31, 2012	110,500	$8.61	8.67 years	$0.00

Exercisable at March 31, 2012	25,600

Stock option expense, related to the RomAsia plan included with compensation expense was $11,000 for the three months ended March 31, 2012, and $11,000 for three months ended March 31, 2011, with a related tax benefit of $5,000 and $5,000, respectively.  At March 31, 2012, approximately $222,000 unrecognized cost, related to outstanding stock options, will be recognized over a period of approximately 3.93 years.

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

NOTE E – STOCK BASED COMPENSATION (Continued)

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants.  Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  Roma Bank made its first loan payment in October 2006.  As of March 31, 2012, there were 500,583 unearned shares. The Company’s ESOP compensation expense was $139 thousand and $142 thousand, respectively, for the three months ended March 31, 2012 and 2011.

NOTE F – STOCK  WARRANTS

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

The Warrant expense for minority shareholders, (8.88% ownership), for the three month ended March 31, 2012 and 2011, was $-0-, and $23,000, respectively, and related deferred taxes were recorded at $-0- and $9,600, respectively. The warrant expense for the majority shareholder, Roma Financial Corporation, was eliminated in consolidation.

NOTE G - REAL ESTATE OWNED VIA EQUITY INVESTMENTS

In 2008, Roma Bank, together with two individuals, formed 84 Hopewell, LLC. The LLC was formed to build a commercial office building which includes Roma Bank’s Hopewell branch, corporate offices for the other 50% owners’ construction company and tenant space. Roma Bank made a cash investment of approximately $360,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million. Roma Bank and the construction company both have signed lease commitments to the LLC. With the adoption of guidance in regards to variable interest entities now codified in FASB ASC Topic 810, Consolidation, the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements.  As of March 31, 2012 and December 31, 2011, this variable interest entity met the requirements of ASC Topic 810 for consolidation based on Roma Bank being the primary financial beneficiary. This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees. As of March 31, 2012, the LLC had $4.0 million in fixed assets and a loan from Roma Bank for $3.3 million, which was eliminated in consolidation. The LLC had accrued interest payable to the Bank of $11 thousand at March 31, 2012 and during the three months then ended the Bank had paid $25 thousand in rent to the LLC.  Both of these amounts were eliminated in consolidation. Roma Bank’s 50% share of the LLC’s net income for the three months ended March 31, 2012 was $8 thousand.

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following summarizes the amortized cost and estimated fair value of securities available for sale at March 31, 2012 and December 31, 2011 with gross unrealized gains and losses therein:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSEs)	$21,336	$552	$135	$21,753
Obligations of state and political subdivisions	5,363	291	-	5,654
U.S. Government (including agencies)	9,312	297	5	9,604
Corporate bond	1,000	1	46	955
Equity securities	50	2	-	52
Mutual funds	3,044	-	80	2,964

	$40,105	$1,143	$266	$40,982

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSEs)	$22,896	$604	$132	$23,368
Obligations of state and political subdivisions	5,364	242	-	5,606
U.S. Government (including agencies)	9,328	311	-	9,639
Corporate bond	1,000	-	106	894
Equity securities	50	-	1	49
Mutual funds	3,012	-	77	2,935

	$41,650	$1,157	$316	$42,491

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale at March 31, 2012 and December 31, 2011 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2012:
Mortgage-backed securities-GSEs	$13	$1	$3,749	$134	$3,762	$135
U.S. Government, (including agencies)	494	5	-	-	494	5
Corporate bond	-	-	454	46	454	46
Mutual funds	-	-	2,964	80	2,964	80

	$507	$6	$7,167	$260	$7,674	$266

December 31, 2011:
Mortgage-backed securities-GSEs	$798	$4	$3,736	$128	$4,534	$132
Equity securities	49	1	-	-	49	1
Corporate bond	480	20	414	86	894	106
Mutual funds	-	-	2,935	77	2,935	77

	$1,327	$25	$7,085	$291	$8,412	$316

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

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

As of March 31, 2012, the Company’s available for sale portfolio in an unrealized loss position consisted of twenty-one securities.  There was one mutual fund, one corporate bond, and seventeen mortgage backed securities in an unrealized loss position for more than twelve months at March 31, 2012.  As of December 31, 2011, the Company’s available for sale portfolio in an unrealized loss position consisted of 26 securities.  There was one mutual fund, two corporate bonds, and twenty-three mortgage backed securities in an unrealized loss position for more than twelve months at December 31, 2011.

The available for sale mutual funds are a CRA investment that had an unrealized loss of approximately $80 thousand and $77 thousand at March 31, 2012 and December 31, 2011, respectively.  They have been in a loss position for the last two years with the greatest unrealized loss being approximately $109 thousand.  Management does not believe the mutual fund securities available for sale are other-than-temporarily impaired due to reasons of credit quality.  Unrealized losses in the mortgage-backed securities, U.S. Government securities and corporate bond  categories are due to the current interest rate environment and not due to credit concerns.  The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities.  As of March 31, 2012, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement for the year ended March 31, 2012.

Proceeds from the sale of securities available for sale amounted to $-0- million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively, with a realized gain of $-0- thousand and $19 thousand, respectively, and net losses of $-0- and $2 thousand.

The amortized cost and estimated fair value of securities available for sale at March 31, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)

U.S. Government, Obligation of Political Subdivisions and Corporate bond:
After one to five years	$3,108	$3,215
After five to ten years	7,980	8,201
After ten years	4,587	4,797
Total	15,675	16,213
Mortgage-backed securities	21,336	21,753
Equity securities	50	52
Mutual funds	3,044	2,964
Total	$40,105	$40,982

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The following summarizes the amortized cost and estimated fair value of securities held to maturity at March 31, 2012 and December 31, 2011 with gross unrealized gains and losses therein:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies)	$187,454	$554	$46	$187,962
Obligations of state and political subdivisions	18,683	1,122	-	19,805
Corporate and other	1,776	-	58	1,718

	$207,913	$1,676	$104	$209,485

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies)	$220,728	$843	$12	$221,559
Obligations of state and political subdivisions	18,681	1,073	-	19,757
Corporate and other	1,773	-	67	1,706

	$241,185	$1,916	$79	$243,022

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2012
U.S. Government (including agencies)	$5,952	$46	$-	$-	$5,952	$46
Corporate and other	1,457	31	288	27	1,745	58
	$7,409	$77	$288	$27	$7,697	$104

December 31, 2011
U.S. Government (including agencies)	$18,983	$12	$-	$-	$18,983	$12
Corporate and other	1,706	67	-	-	1,706	67
	$20,689	$79	$-	$-	$20,689	$79

At March 31, 2012, the Company’s held to maturity debt securities portfolio consisted of approximately 157 securities, of which 4 were in an unrealized loss position for less than twelve months and 1 was in a loss position for more than twelve months. No OTTI charges were recorded for the three months ended March 31, 2012. The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

The amortized cost and estimated fair value of securities held to maturity at March 31, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In Thousands)

One year or less	$2,775	$2,776
After one to five years	61,322	61,640
After five to ten years	135,344	136,127
After ten years	8,472	8,942
Total	$207,913	$209,485

Approximately $116.5 million of securities held to maturity are pledged as collateral for Federal Home Loan Bank of New York (“FHLBNY”) advances, borrowings, and deposits at March 31, 2012.

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The following tables set forth the composition of our mortgage- backed securities portfolio as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Government National Mortgage Association	$7,551	$234	$129	$7,656
Federal Home Loan Mortgage Corporation	173,210	6,883	785	179,308
Federal National Mortgage Association	236,620	13,599	29	250,190
Collateralized mortgage obligations-GSEs	5,662	205	1	5,866

	$423,043	$20,921	$944	$443,020

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Government National Mortgage Association	$7,906	$229	$111	$8,024
Federal Home Loan Mortgage Corporation	181,779	6,851	580	188,050
Federal National Mortgage Association	242,568	13,412	5	255,975
Collateralized mortgage obligations-GSEs	6,270	236	-	6,506

	$438,523	$20,728	$696	$458,555

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2012:
Government National Mortgage Association	$-	$-	$1,532	$129	$1,532	$129
Federal Home Loan Mortgage Corporation	18,595	779	43	6	18,638	785
Federal National Mortgage Association	8,817	27	269	2	9,086	29
Collateralized Mortgage Obligations-GSEs	653	1	-	-	653	1

	$28,065	$807	$1,844	$137	$29,909	$944

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2011:
Government National Mortgage Association	$-	$-	$1,719	$111	$1,719	$111
Federal Home Loan Mortgage Corporation	22,768	576	87	4	22,855	580
Federal National Mortgage Association	-	-	222	5	222	5

	$27,768	$576	$2,028	$120	$24,796	$696

As of March 31, 2012, there were 3 Government National Mortgage Association securities, 17 Federal Home Loan Mortgage Corporation securities, and 15 Federal National Mortgage Association securities in unrealized loss positions. Management does not believe that any of the individual unrealized losses represent an OTTI.  The unrealized losses on mortgage-backed securities relate primarily to fixed interest rate and, to a lesser extent, adjustable interest rate securities.  Such losses are the result of changes in interest rates and not credit concerns. Roma Bank, the Investment Co. and RomAsia Bank do not intend to sell these securities and it is not more likely than not that they will be required to sell these securities, therefore, no OTTI is required.

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The amortized cost and estimated fair value of mortgage backed securities held to maturity at March 31, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In Thousands)

One year or less	$5,072	$5,114
After one to five years	10,290	10,723
After five to ten years	60,440	65,198
After ten years	347,241	361,985
Total	$423,043	$443,020

NOTE I - LOANS RECEIVABLE, NET

Loans receivable, net, at March 31, 2012 and December 31, 2011 were comprised of the following (in thousands):

	March 31,	December 31,
	2012	2011
Real estate mortgage loans:
Residential mortgage	$401,368	$394,206
Commercial real estate	300,877	292,646
	702,245	686,852
Construction:
Commercial real estate	16,638	23,756
Residential	9,316	11,095
	25,954	34,851
Consumer:
Home equity	222,459	217,472
Other	1,319	1,381
	223,778	218,853
Commercial	38,811	39,184

Total loans	990,788	979,740
Less:
Allowance for loan losses	6,309	5,416
Deferred loan fees	1,382	1,139
Loans in process	9,638	10,796
	17,329	17,351
Total loans receivable, net	$973,459	$962,389

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2012	December 31, 2011
	(In thousands)
Commercial	$-	$495
Commercial real estate	17,376	17,699
Commercial real estate – construction	-	2,886
Residential mortgage	10,040	11,949
Residential construction	8,294	9,984
Home equity and other consumer	2,128	1,964
Total	$37,838	$44,977

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

The following table summarizes information in regards to impaired loans by loan portfolio class segregated by those for which a related allowance was required and those for which a related allowance was not necessary, as of March 31, 2012 and the three months then ended:

				1/1/12 -	1/1/12 -
				3/31/12	3/31/12
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Commercial	$1,072	$3,057	$-	$1,337	$26
Commercial real estate	38,759	41,547	-	38,155	185
Commercial real estate construction	4,200	4,200	-	5,745	27
Residential mortgage	18,311	20,674	-	18,379	129
Residential construction	8,527	10,734	-	9,372	4
Home equity and other consumer	4,594	4,917	-	3,748	35
	$75,463	$85,129	$-	$76,736	$406

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class segregated by those for which a related allowance was required and those for which a related allowance was not necessary, as of December 31, 2011 and the year then ended:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial	$1,602	$3,586	$-	$1,870	$133
Commercial real estate	36,773	39,582	-	38,868	862
Commercial real estate	7,290	7,290	-	5,843	174
Residential mortgage	18,446	20,810	-	15,594	1,089
Residential construction	10,217	12,915	-	12,495	118
Home equity and other consumer	3,705	4,033	-	3,372	180
	78,033	88,216	-	78,042	2,556
With an allowance recorded:
Commercial	-	-	-	-	-
Commercial real estate	776	776	41	388	-
Commercial real estate-construction	-	-	-	-	-
Residential mortgage	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-
	776	776	41	388	-
Total:
Commercial	1,602	3,586	-	1,870	133
Commercial real estate	37,549	40,358	41	39,256	862
Commercial real estate-construction	7,290	7,290	-	5,843	174
Residential mortgage	18,446	20,810	-	15,594	1,089
Residential construction	10,217	12,915	-	12,495	118
Home equity and other consumer	3,705	4,033	-	3,372	180
	$78,809	$88,992	$41	$78,430	$2,556

At March 31, 2012, impaired loans included $36.8 million of loans, net of credit marks of $9.7 million, which were acquired in the merger. Loans totaling $13.7 million from the legacy Roma and RomAsia portfolio’s are also included in this total and classified because they are a troubled debt restructuring, have related loans that are non-performing, or which are considered impaired because there was evidence of deterioration of credit quality, since origination, primarily collateral related.

At December 31, 2011, impaired loans included $37.4 million of loans, net of credit marks of $10.2 million, which were acquired in the merger. Loans totaling $15.4 million which are performing, are also included in this total and classified as impaired because they are a troubled debt restructure, have related loans that are non-performing, or which are considered impaired because at the merger date there was evidence of deterioration of credit quality, since origination, primarily collateral related.

NOTE I - LOANS RECEIVABLE, NET (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of  March 31, 2012 (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$190	$-	$-	$190	$38,621	$38,811	$-
Commercial real estate	2,798	511	17,126	20,435	280,442	300,877	-
Commercial real estate – constr.	-	-	123	123	16,515	16,638	123
Residential mortgage	6,196	691	11,260	18,147	383,221	401,368	1,255
Residential construction	418	-	8,408	8,826	490	9,316	113
Home equity and other consumer	695	204	3,116	4,015	219,763	223,778	198
Total	$10,297	$1,406	$40,033	$51,736	$939,052	$990,788	$1,689

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011 (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$-	$-	$495	$495	$38,689	$39,184	$-
Commercial real estate	1,607	845	17,509	19,961	272,685	292,646	614
Commercial real estate – constr.	-	-	2,886	2,886	20,870	23,756	-
Residential mortgage	3,733	6,428	12,498	22,659	371,547	394,206	549
Residential construction	-	-	9,984	9,984	1,111	11,095	-
Home equity and other consumer	324	1,484	2,192	4,000	214,853	218,853	228
Total	$5,664	$8,757	$45,564	$59,985	$919,755	$979,740	$1,391

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful in accordance with the Company’s internal risk rating system as of March 31, 2012 : (In thousands)

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$36,768	$1,580	$463	$-	$38,811
Commercial real estate	250,129	15,106	35,642	-	300,877
Commercial real estate- construction	12,438	-	4,200	-	16,638
Residential mortgage	385,411	689	15,268	-	401,368
Residential construct.	752	270	8,294	-	9,316
Home equity and other consumer	220,088	203	3,487	-	223,778
Total	$905,586	$17,848	$67,354	$-	$990,788

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful in accordance with the Company’s internal risk rating system as of December 31, 2011: (In thousands)

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$36,693	$1,520	$971	$-	$39,184
Commercial real estate	242,546	15,970	34,130	-	292,646
Commercial real estate (construction)	16,466	-	7,290	-	23,750
Residential mortgage	378,308	692	15,260	-	394,206
Residential construct.	839	272	9,984	-	11,095
Home equity and other consumer	216,090	199	2,564	-	218,853
Total	$890,942	$18,653	$70,199	$-	$979,740

NOTE I - LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At and For the Three Months Ended March 31, 2012 and 2011

	Commercial	Commercial Real Estate	Commercial Real Estate-Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance 12/31/10	$654	$4,922	$2,097	$1,799	$-	$372	$9,844
Charge-offs	-	-	(254)	(126)	-	(15)	(395)
Recoveries	-	-	-	-	-	2	2
Provisions	(20)	538	76	81	-	125	800
Ending Balance 03/31/11	$634	$5,460	$1,919	$1,754	$-	$484	$10,251
Beginning balance 12/31/11	$199	$2,181	$668	$1,705	$-	$663	$5,416
Charge-offs	-	(202)	(162)	-	-	(11)	(375)
Recoveries	-	-	-	-	-	5	5
Provisions	699	1,299	278	(761)	-	(252)	1,263
Ending Balance 03/31/12	$898	$3,278	$784	$944	$-	$405	$6,309
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$898	$3,278	$784	$944	$-	$405	$6,309
Ending Balance: loans acquired with deteriorate credit quality*	$-	$-	$-	$-	$-	$-	$-

*The Company has taken no subsequent impaired provisions on loans acquired.

NOTE I - LOANS RECEIVABLE,  NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At and For the Three Months Ended March 31, 2012

	Commercial	Commercial Real Estate	Commercial Real Estate- Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total

Loans Receivable:
Ending balance	$38,811	$300,877	$16,638	$401,368	$9,316	$223,778	$990,788
Ending balance: individually evaluated for impairment	65	27,492	4,200	5,055	-	1,805	38,617
Ending balance: legacy Roma collectively evaluated for impairment	24,366	203,974	12,438	339,297	789	174,615	755,479
Ending balance: acquired loans collectively evaluated for impairment	13,373	58,144	-	43,760	-	44,569	159,846
Ending balance: loans acquired with deteriorated credit quality	$1,007	$11,267	$-	$13,256	$8,527	$2,789	$36,846

NOTE I - LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At December 31, 2011
	Commercial	Commercial Real Estate	Commercial Real Estate- Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In thousands)
Allowance for credit losses:
Ending Balance	$199	$2,181	$668	$1,705	$-	$663	$5,416
Ending Balance: individually evaluated for impairment	$-	$41	$-	$-	$-	$-	$41
Ending Balance: collectively evaluated for impairment	$199	$2,140	$668	$1,705	$-	$663	$5,375
Ending Balance: loans acquired with deteriorate credit quality*	$-	$-	$-	$-	$-	$-	$-

*These amounts represent credit marks established on loans acquired in merger which are netted against loans and not included in allowance for loan loss

NOTE I - LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At December 31, 2011

	Commercial	Commercial Real Estate	Commercial Real Estate- Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total

Loans Receivable:
Ending balance	$39,184	$292,646	$23,756	$394,206	$11,095	$218,853	$979,740
Ending balance: individually evaluated for impairment	561	27,056	7,290	4,797	-	1,671	41,375
Ending balance: legacy Roma collectively evaluated for impairment	23,808	193,637	16,466	329,379	878	167,510	731,678
Ending balance: acquired loans collectively evaluated for impairment	13,774	61,460	-	46,381	-	47,638	169,253
Ending balance: loans acquired with deteriorated credit quality	$1,041	$10,493	$-	$13,649	$10,217	$2,034	$37,434

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table summarizes information regarding to troubled debt restructuring as of March 31, 2012 (in thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Commercial Real Estate	5	$7,051	$8,583
Commercial Real Estate	1	$721	$771

There were no troubled debt restructurings that subsequently defaulted.

As indicated in the table above, the Company modified five commercial real estate loans during the year ended December 31, 2011.  There have been no modifications that should be considered troubled debt restructuring during 2012. The five loans modified were to one borrower and were restructured into one loan.  As a result of the modified terms of the new loan, the Company extended the maturity of three of the modified loans and accelerated the term of the remaining two modified loans.  The effective interest rate of the modified loans was reduced when compared to the weighted average interest rate of the original terms of the modified loans.  The Company compared the fair value of the modified loan to the carrying amount of the original loans and determined that the modified terms did not require recognition of impairment due to the fair value of the modified loan exceeding the carrying amount of the original loans, combined with the fact that the Company received additional collateral under the terms of the modification.  The borrower has remained current since the modification.

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

NOTE J – REAL ESTATE HELD FOR SALE

The Company acquired in the merger a former branch site and a loan center. In January 2012, the former branch was sold at a loss of $3 thousand.  At March 31, 2012, the remaining location was available for sale and carried at lower of cost or market.

NOTE K - DEPOSITS

A summary of deposits by type of account as of March 31, 2012 and December 31, 2011 is as follows (dollars in thousands):

	March 31, 2012		December 31, 2011
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand:
Non-interest bearing checking	$69,898	0.00%	$63,766	0.00%
Interest bearing checking	197,813	0.12%	198,598	0.16%
	267,711	0.12%	262,364	0.20%
Savings and club	521,906	0.37%	517,124	0.44%
Certificates of deposit	757,004	1.53%	796,118	1.62%
Total	$1,546,621	0.89%	$1,575,606	0.98%

NOTE L – FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE AND SUBORDINATED DEBENTURES

At March 31, 2012 and December 31, 2011, the Company had outstanding amortizing Federal Home Bank of New York (FHLBNY) advances as follows (dollars in thousands):

	March 31, 2012		December 31, 2011
		Interest		Interest
	Amount	Rate	Amount	Rate

Maturing:
February 1, 2016	$427	2.11%	$444	2.1%
March 14, 2016	823	1.79%	872	1.79%
January 18, 2017	14,757	1.03%	-	-
Total amortizing loans	$16,007		$1,316

NOTE L – FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE AND SUBORDINATED DEBENTURES (Continued)

At March 31, 2012 and December 31, 2011, Roma Bank and RomAsia Bank also had outstanding FHLBNY advances totaling $31.4 million and $35.0 million, respectively. The borrowings are as follows (in thousands):

03/31/2012	12/31/2011	Interest Rate	Maturity Date

$23,000	$23,000	3.90%	10/29/2017
-	750	0.60%	02/22/2012
-	3,500	1.47%	03/19/2012
750	750	1.17%	02/22/2013
1,500	1,500	2.09%	03/19/2013
500	500	1.52%	12/23/2013
500	500	1.73%	02/24/2014
500	500	2.08%	12/22/2014
500	500	2.61%	12/21/2015
500	500	3.08%	12/21/2016
692	-	1.00%	03/14/2016
1,000	-	0.51%	03/19/2013
1,000	-	0.72%	03/19/2014
1,000	-	0.98%	03/19/2015
$31,442	$32,000

Securities sold under agreements to repurchase are treated as financings and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at March 31, 2012 and December 31, 2011. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015, at 3.22%; $20.0 million maturing in 2018, callable at 08/22/11, at 3.51%; and $10.0 million maturing in 2018, callable at 08/22/13, at 3.955%. The repurchase agreement is collateralized by securities described in the underlying agreement which are held in safekeeping by the FHLBNY. At March 31, 2012, the fair value of the mortgage-backed securities used as collateral under the repurchase agreement was approximately $52.8 million.

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

NOTE M – RETIREMENT PLANS

Components of net periodic pension cost for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Service cost	$179	$136
Interest cost	180	173
Expected return on plan assets	(204)	(193)
Amortization of unrecognized net loss	192	86
Amortization of unrecognized past service liability	3	4

Net periodic benefit expense	$350	$206

The Company expects to make contributions of approximately $1,172,000 during 2012.

NOTE N – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit.  Outstanding loan commitments at March 31, 2012 were as follows (in thousands):

March 31,
2012
Residential mortgage and equity loans	$20,544
Commercial loans committed not closed	20,581
Commercial lines of credit	32,993
Consumer unused lines of credit	63,116
Commercial letters of credit	2,581
$139,815

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31, 2012	December 31, 2011
Standby by letters of credit	$2,581	$2,926
Outstanding loan and credit line commitments	$137,234	$91,802

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The current amount of the liability related to guarantees under standby letters of credit issued is not material as of March 31, 2012.

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

NOTE N – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (Continued)

The Banks have non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2012: (In thousands)

Year Ended March 31:

2013	$1,172
2014	1,146
2015	891
2016	877
2017	893
Thereafter	8,427
Total Minimum Payments Required	$13,406

Included in the total required minimum lease payments is $1,628,000 of payments to the LLC. The Company eliminates these payments in consolidation.

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES

The Company follows the guidance on fair value measurements now codified as FASB ASC Topic 820, Fair Value Measurements and Disclosures.  Fair value measurements are not adjusted for transaction costs. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

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

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2012
	(In Thousands)
Mortgage backed securities-U.S. Government Sponsored Enterprises (GSEs)	$-	$21,753	$-	$21,753
Obligations of state and political subdivisions	-	5,654	-	5,654
U.S. Government (including agencies)	-	9,604	-	9,604
Corporate bond	-	955	-	955
Equity securities	-	52	-	52
Mutual funds	-	2,964	-	2,964

Securities available for sale	$-	$40,982	$-	$40,982

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy, used at December 31, 2011 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2011
	(In Thousands)
Mortgage backed securities-U.S. Government Sponsored Enterprises (GSEs)	$-	$23,368	$-	$23,368
Obligations of state and political subdivisions	-	5,606	-	5,606
U.S. Government (including agencies)	-	9,639	-	9,639
Corporate bond	-	894	-	894
Equity securities	-	49	-	49
Mutual funds	-	2,935	-	2,935

Securities available for sale	$-	$42,291	$-	$42,291

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2012
	(In Thousands)

Impaired loans	$-	$-	$16,858	$16,858
Real estate and other assets owned	$-	$-	$5,960	$5,960
Real estate held for sale	$-	$-	$640	$640

Assets measured at fair value on a nonrecurring basis and for which Roma Financial Corporation has utilized level 3 inputs to determine fair value were immaterial at March 31, 2012. The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Roma Financial Corporation has utilized level 3 inputs to determine fair value:

Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)

Impaired loans	$16,858	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% to 20.0%
Real estate and other assets owned	$5,960	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% to 10.0%
Real etate held for sale	$640	Appraisal of collateral (1)	Liquidation expenses (2)	5.0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses are presented as a percent of the appraisal.

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between Level 1, 2, and 3 for the three months ended March 31, 2012.

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2011
	(In Thousands)
Impaired loans	$-	$-	$18,800	$18,800
Real estate owned	$-	$-	$3,276	$3,276
Real estate held for sale	$-	$-	$970	$970
Mortgage servicing rights	$-	$-	$419	$419

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

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011.

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  Level 2 debt securities are valued by a third-party service commonly used in the banking industry. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, live trading levels, trade execution date, market consensus, prepayment speeds, credit information and the security’s terms and conditions, among other things.

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value measurement of loans receivable is Level 3 in the fair value hierarchy.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans carried at fair value are those impaired loans in which the Company has measured impairment generally based on the fair value of the related loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at March 31, 2012 consists of the loan balances of $21.1 million, net of cumulative charge offs of $4.2 million. The fair value at December 31, 2011 consists of the loan balances of $24.4 million, net of cumulative charge offs of $5.6 million. The fair value measurement of impaired loans is Level 3 in the fair value hierarchy.

Mortgage Servicing Rights

Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The fair value measurement of mortgage servicing rights is Level 3 in the fair value hierarchy.

Federal Home Loan Bank Stock and ACBB Stock (Carried at Cost)

The carrying amount of this restricted investment’s in bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits. The fair value measurement of deposits is Level 3 in the fair value hierarchy.

Federal Home Loan Bank of New York Advances and Securities Sold Under Agreements to Repurchase (Carried at Cost)

Fair values of FHLB advances are determined by discounting the anticipated future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities. Securities sold under agreements to repurchase are estimated using discounted cash flow analysis, based on quoted prices for available borrowings with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.   The fair value measurement of Federal Home Loan Bank of New York Advances and Securities Sold Under Agreement to Repurchase is Level 3 in the fair value hierarchy.

Subordinated Debentures

The fair value estimate of subordinated debentures is determined by discounting future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities. The fair value measurement of subordinated debentures is Level 3 in the fair value hierarchy.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments was not considered material as of March 31, 2012 and December 31, 2011.

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The carrying amounts and estimated fair values of financial instruments as of March 31, 2012 are as follows:

	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$123,854	$123,854	$123,854	$-	$-
Securities available for sale	40,982	40,982	-	40,982	-
Investment securities held to maturity	207,913	209,485	-	209,485	-
Mortgage-backed securities held to maturity	423,043	443,020	-	443,020	-
Loans receivable	973,459	1,000,080	-	-	1,000,080
Federal Home Loan Bank of New York and ACBB Stock	6,858	6,858	-	6,858	-
Accrued interest receivable	6,655	6,655	6,655	-	-

Financial liabilities:
Deposits	1,546,621	1,560,837	-	-	1,560,837
Federal Home Loan Bank of New York Advances	47,449	50,114	-	-	50,114
Securities sold under agreements to repurchase	40,000	45,219	-	-	45,219
Subordinated debentures	1,918	1,918	-	-	1,918
Accrued interest payable	482	482	482	-	-

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The carrying amounts and estimated fair values of financial instruments as of December 31, 2011 are as follows:

	December 31, 2011
	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash a Cash and cash equivalents	$84,659	$84,659
Securities available for sale	42,491	42,491
Investment securities held to maturity	241,185	243,022
Mortgage-backed securities held to maturity	438,523	458,555
Loans receivable	962,389	981,842
Federal Home Loan Bank of New York and ACBB Stock	5,798	5,798
Accrued interest receivable	6,492	6,492

Financial liabilities:
Deposits	1,575,606	1,584,852
Federal Home Loan Bank of New York Advances	33,316	37,462
Securities sold under agreements to Repurchase	40,000	45,529
Subordinated debentures	1,915	1,915
Accrued interest payable	646	646

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

NOTE P –ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive loss at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011
	(in Thousands)

Net unrealized gain on securities available for sale	$877		$842
Tax effect	(369)		(354)
Net of tax amount	508		488

Minimum pension liability	(8,541)		(8,541)
Tax effect	3,416		3,416
Net of tax amount	(5,125)		(5,125)

Accumulated other comprehensive loss	$(4,617)	$	(4,637)

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

General

Total assets increased by $7.5 million to $1.9 billion at March 31, 2012 compared to $1.9 billion at December 31, 2011. Total liabilities increased $6.1 million to $1.7 billion at March 31, 2012 compared to $1.7 billion at December 31, 2011.  Total stockholders’ equity increased $1.4 million to $219.4 million at March 31, 2012. The increase in assets was primarily funded by borrowings of $15.0 million, offset by a decrease in deposits.

Deposits

Total deposits decreased $29.0 million to $1.5 billion at March 31, 2012, compared to $1.6 billion at December 31, 2011. Non-interest bearing demand deposits increased $6.1 million to $69.9 million at March 31, 2012, and interest bearing demand deposits decreased $.8 million to $197.8 million. Savings and club accounts increased $4.8 million to $521.9 million, and certificates of deposit decreased $39.1 million to $757.0 million at March 31, 2012. The Company has continued to lower deposit rates to control interest margin.

Investments (Including Mortgage-Backed Securities)

The investment portfolio decreased $50.3 million to $671.9 million at March 31, 2012, compared to $722.2 million at December 31, 2011. Securities available for sale decreased $1.5 million to $41.0 million at March 31, 2012, compared to $42.5 million at December 31, 2011, primarily due to calls and principal repayments.   Investments held to maturity decreased $33.3 million to $207.9 million at March 31, 2012, compared to $241.2 million at December 31, 2011, primarily due to calls. Mortgage-backed securities decreased $15.5 million to $423.0 million at March 31, 2012, compared to $438.5 million at December 31, 2011.

Loans

Net loans increased by $11.1 million to $973.5 million at March 31, 2012, compared to $962.4 million at December 31, 2011.  Commercial and multi-family real estate mortgages increased $7.9 million to $339.7 million at March 31, 2012, compared to $331.8 million at December 31, 2011. Gross construction loans decreased $8.9 million to $25.9 million at March 31, 2012, compared to $34.8 million at December 31, 2011. Residential and consumer loans increased $12.1 million from December 31, 2011 to March 31, 2012.

Other Assets

All other asset categories, except cash and cash equivalents, increased by $7.7 million from December 31, 2011 to March 31, 2012. This increase was primarily caused by the purchase of an additional $4.5 million of bank owned life insurance and an increase of $2.7 million in real estate owned.

Federal Home Loan Bank of New York Advances

The $14.1 million increase in Federal Home Loan Bank of New York (FHLBNY) advances during the three months ended March 31, 2012 was due to additional advances of $15.0 million to Roma Bank and $3.7 million to RomAsia Bank, offset by repayments of $4.6 million.  At March 31 2012, the outstanding FHLBNY advances were $47.4 million, compared to $33.3 million at December 31, 2011.

Other Liabilities

Other liabilities increased $20.9 million to $40.2 million at March 31, 2012. The net increase was primarily due to an increase of $21.0 million in securities purchased and not settled at March 31, 2012.

Stockholders’ Equity

Stockholders’ equity increased $1.4 million to $219.4 million at March 31, 2012 compared to $218.0 million at December 31, 2011. The net increase was primarily caused by net income of $1.4 million.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General

Net income decreased $437 thousand to $1.4 million for the quarter ended March 31, 2012, compared to $1.9 million and for the prior year period. A decrease of $950 thousand in interest income was offset by a decrease of $944 thousand in interest expense.  The overall decrease was primarily due to an increase of $463 thousand in the provision for loan losses and an increase of $612 thousand in loan expense primarily related to delinquent real estate taxes on classified loans. This was offset by an increase of $514 thousand in non-interest income, and a decrease of $257 thousand in the provision for federal and state income taxes.

Interest Income

Interest income decreased by $950 thousand to $17.7 million for the three months ended March 31, 2012 compared to $18.6 million for the prior year period. The decrease was primarily caused by a decrease of $1.3 million in interest income from investments. The Company has experienced calls of securities in excess of $300.0 million since January 1, 2011. Because the demand for commercial loans continues to be sluggish, and the majority of the thirty year mortgages are being sold, the reinvestment of the proceeds of the securities called is being invested in new securities at a much lower yield. Interest income from loans increased $305 thousand to $12.0 million for the three months ended March 31, 2012.  Interest income from residential mortgage loans decreased $246 thousand over the comparable quarter ended March 31, 2011, while interest income from equity loans increased $48 thousand.  The weighted average interest rates for mortgage and equity loans at March 31, 2011 were 4.88% and 5.25%, respectively, compared to 4.73% and 5.42%, respectively, in the prior year.  Interest income from commercial and multifamily mortgage loans and commercial loans increased $505 thousand from period to period.  The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 5.49% at March 31, 2012, and 5.81% at March 31, 2011.

Interest income from mortgage-backed securities decreased $252 thousand over the comparable quarter in 2011. The decrease was primarily due to a decrease in yields. Interest income from investments held to maturity decreased $1.0 million for the quarter ended March 31, 2012. This decrease was primarily due to an decrease in the portfolio from year to year and the reinvestment of the proceeds of called securities into lower yielding investments.  Interest income on securities available for sale decreased $42 thousand from period to period.  Interest income from other interest earning assets increased $21 thousand primarily because of higher balances in overnight funds.

Interest Expense

Interest expense decreased $944 thousand for the three month period ended March 31, 2012 to $4.3 million compared to $5.3 million for the three months ended March 31, 2011. The decrease was primarily due to a $941 thousand decrease in interest paid on deposits. Total deposits increased $796 thousand over the twelve month period ended March 31, 2011. The Company has continued to lower rates to better manage interest margins over the last several months. The minimal increase in the portfolio was offset by a decrease in the weighted average interest rate of 35 basis points to .89% at March 31, 2012, compared to 1.24% at March 31, 2011. Interest expense on borrowed funds decreased $3 thousand to $686 thousand, primarily due to the increase in FHLBNY advances, offset by lower interest rates.

Provision for Loan Losses

The loan loss provision for the three months ended March 31, 2012 increased $463 thousand to $1.3 million. The increase in the provision is primarily related to an increase in the allowance methodology environmental factor relating to historical losses. In the fourth quarter of 2011, the Company charged off approximately $5.2 million of specific reserves. The inclusion of these charge offs in the quarterly methodology update increased the basis points in the environmental factor related to historical losses. The overall provision percentage changed 6 basis points from 72 basis points to 78 basis points. The provision percentages for the residential mortgages and equity loans decreased 26 basis points and 17 basis points respectively as the company charged off fewer loans in these categories. The provision percentages for commercial real estate, commercial construction and commercial and industrial loans increased 27 basis points, 37 basis points and 312 points, respectively, in relation to the charge offs in those categories.

Total non-performing loans were $38.2 million and $45.0 million at March 31, 2012 and December 31, 2011, respectively. The legacy Roma and RomAsia non-performing loans were $22.9 million and $23.4 million at March 31, 2012 and December 31, 2011, respectively. The allowance for loan losses to non-performing legacy Roma and RomAsia loans was 27.5% and 23.1% at March 31, 2012 and December 31, 2011, respectively, and allowance for loan loss to total legacy Roma and RomAsia loans represented 0.80% and 0.71%, respectively, for the same periods of time.  Total loans included $13.9 million and $14.6 million of credit marks on the acquired loans at March 31, 2012 and December 31, 2011, respectively.  Total allowance for loan loss and credit marks were 1.84% and 1.83% of total gross loans at March 31, 2012 and December 31, 2011.

Management believes that the impaired loans remain well collateralized and where needed, appropriate charge offs have occurred, or credit marks, have been established.  The Company is taking a proactive approach in identifying loans at an early stage that may be experiencing cash flow deterioration or collateral weakening even though the loan remains current.  The Company obtains new appraisals at least annually on substandard assets.

Non-Interest Income

Non-interest income increased $514 thousand to $1.7 million for the three months ended March 31, 2012, compared to $1.2 million for the three months ended March 31, 2011.  The net increase was chiefly derived from increases in gain on sale of mortgage loans of $313 thousand, increase in income from bank owned life insurance of $47 thousand, increases of $38 thousand in commissions on sales of title policies, and increases of $142 thousand in other non-interest income primarily related to gains on calls of securities, mortgage servicing rights income and ATM fees.

Non-Interest Expense

Non-interest expense increased $703 thousand to $11.7 million for the three months ended March 31, 2012 compared to $11.0 million for the three months ended March 31, 2011. Salaries and employee benefits increased $297 thousand to $6.4 million for the three months ended March 31, 2012 compared to the same period in the prior year. This increase is reflective of annual salary increases as well as increase in compensation expense related to equity incentive plans and pension costs. Overall FTE’s declined by 5 from year to year primarily in branch personnel as management realigned staff to reduce salary costs. Net occupancy of premises expense decreased $153 thousand for the three month period ended March 31, 2012.  Loan expense for commercial and mortgage loans increased $612 thousand from period to period primarily related to the costs associated with redeeming tax certificates and collection costs on impaired loans. Other non-interest expenses increased by $104 thousand to $1.3 million for the three months ended March 31, 2012, compared to $1.2 million for the same period in the prior year, primarily related to general small annual increases by various vendors.  Federal deposit insurance premiums decreased $178 thousand primarily due to the revised assessment reates effective April 1, 2011 based on assets versus deposits which was favorable to the Company. Occupancy costs decreased $153 thousand from period to period.

Provision for Income Taxes

Income tax expense decreased by $257 thousand to $627 thousand for the three months ended March 31, 2012 compared to $884 thousand for the three months ended March 31, 2011 primarily as a result of lower pre-tax income. Income tax expense, represented an effective rate of  29.9% for the three months ended March 31, 2012, compared to 32.1% in the prior year quarter. The Company pays a state tax rate of 3.6% on the taxable income of our investment company and 9.0 % on the taxable income of the other entities.

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

Although general loan loss allowances are established in accordance with management’s best estimate, actual losses are dependent upon future events, and as such, further provisions for loan losses may be necessary in order to increase the level of the allowance for loan losses. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make increased provisions to the allowance for loan losses. Any such increase in provisions would result in a reduction to our earnings. A change in economic conditions could also adversely affect the value of properties collateralizing real estate loans, resulting in increased charges against the allowance and reduced recoveries, and require increased provisions to the allowance for loan losses. Furthermore, a change in the composition, or growth, of our loan portfolio’s could result in the need for additional provisions.

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

New Accounting Pronouncements

The FASB has issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements, to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 31, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the ASU is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This update provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments do not affect how earnings per share is calculated or presented.  This update is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  ASU No. 2011-08 provides entities with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any.  Under the amendments in ASU No. 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.  An entity may resume performing the qualitative assessment in any subsequent period.  The amendments enacted by ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of this update did not impact the Company’s financial condition or results of operations, but will result in a new approach to performing the Company’s annual goodwill impairment assessment.

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

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company’s assets and liabilities are monetary in nature.  Consequently, the Company’s most significant form of market risk is interest rate risk.  The Company’s assets, consisting primarily of mortgage loans, have generally longer maturities than the Company’s liabilities, consisting primarily of short-term deposits.  As a result, a principal part of the Company’s business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended March 31, 2012.

Net Portfolio Value

The Company’s interest rate sensitivity is monitored by management through the use of the OCC model which estimates the change in the Company’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The OCC produces its analysis based upon data submitted on the Company’s quarterly Thrift Financial Reports.  The following table sets forth Roma Bank’s NPV as of December 31, 2011, the most recent date the NPV was calculated by the OCC (in thousands):

December 31, 2011
Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
Changes in rate	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
+300 bp	143,021	-77,465	(35)%	08.42%	(378) bp
+200 bp	178,490	-41,996	(19)%	10.24%	(196) bp
+100 bp	205,750	-14,736	(7)%	11.56%	(65) bp
0	200,486	-	-	12.20%	-
–100 bp	231,669	11,183	5%	12.69%	49 bp

(1) The -200bp and -300bp scenarios are not shown due to the low prevailing interest rate environment.

The following table presents RomAsia Bank’s net portfolio value as of December 31, 2011. The net portfolio values shown in this table were calculated by the OCC, based on information provided by RomAsia Bank (in thousands).

December 31, 2011
Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
Changes in rate	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
+300 bp	8,968	-9,222	(51)%	6.95%	(597) bp
+200 bp	12,591	-5,600	(31)%	9.43%	(348) bp
+100 bp	15,834	-2,356	(13)%	11.51%	(141) bp
0	18,190	-	-	12.92%	-
–100 bp	19,982	1,792	10%	13.98%	106 bp

(1) The -200bp and -300bp scenarios are not shown due to the low prevailing interest rate environment.

Management of the Company believes that there has not been a material adverse change in the market risk during the    three months ended March 31, 2012.

ITEM 4 – Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2012.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

There were no material pending legal proceedings at March 31, 2012 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – Risk Factors

Management does not believe there were any material changes to the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2011 during the most recent quarter.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

    None

ITEM 3 – Defaults Upon Senior Securities

    None

ITEM 4 – Mine Safety Disclosures

    Not applicable

ITEM 5 – Other Information

    Not applicable

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

ROMA FINANCIAL CORPORATION
(Registrant)

Date:	May 7, 2012	/s/ Peter A. Inverso
Peter A. Inverso
President and Chief Executive Officer

Date:	May 7, 2012	/s/ Sharon L. Lamont
Sharon L. Lamont
Chief Financial Officer