Form 10-Q
period 2012-06-30
ROMA FINANCIAL CORP
filed 2012-08-06
CIK 1355823

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, August 6, 2012:

$0.10 par value common stock - 30,296,327 shares outstanding

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition	3
	at June 30, 2012 and December 31, 2011 (Unaudited)

	Consolidated Statements of Income for the Three and Six Months Ended	4
	June 30, 2012 and 2011 (Unaudited) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011 (Unaudited)	5

	Consolidated Statements of Changes in Stockholders’ Equity for the Six	6
	Months Ended June 30, 2012 and 2011 (Unaudited)

	Consolidated Statements of Cash Flows for the Six Months	7
	Ended June 30, 2012 and 2011 (Unaudited)

	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2:	Management’s Discussion and Analysis of	41
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	48

Item 4:	Controls and Procedures	48

PART II - OTHER INFORMATION		49

      Item 1:      Legal Proceedings

      Item 1A:   Risk Factors

      Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds

      Item 3:      Defaults Upon Senior Securities

      Item 4:      Mine Safety Disclosures

      Item 5:      Other Information

      Item 6:      Exhibits

SIGNATURES		51

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2012	2011
	(In thousands, except per share data)
Assets
Cash and amounts due from depository institutions	$15,924	$17,791
Interest-bearing deposits in other banks	89,506	41,775
Money market funds	66,812	25,093
Cash and Cash Equivalents	172,242	84,659
Investment securities available for sale (“AFS”) at fair value	39,069	42,491
Investment securities held to maturity (“HTM”) at amortized cost (fair value of $ 129,409 and $243,022, respectively)	127,714	241,185
Mortgage-backed securities held to maturity at amortized cost (fair value of $ 420,181 and $458,555, respectively)	398,340	438,523
Loans receivable, net of allowance for loan losses of $6,869 and $5,416, respectively	987,146	962,389
Real estate and other repossessed assets owned	7,192	3,276
Real estate held for sale	640	970
Real estate owned via equity investment	3,868	3,905
Premises and equipment, net	47,987	47,433
Federal Home Loan Bank of New York and ACBB stock	7,763	5,798
Accrued interest receivable	5,730	6,492
Bank owned life insurance	33,992	28,852
Goodwill	1,826	1,826
Deferred tax asset	11,974	12,253
Other assets	6,923	8,032
Total Assets	$1,852,406	$1,888,084

Liabilities and Stockholders' Equity
Liabilities

Deposits:
Non-interest bearing	$64,843	$63,766
Interest bearing	1,448,418	1,511,840
Total deposits	1,513,261	1,575,606
Federal Home Loan Bank of New York advances	52,766	33,316
Securities sold under agreements to repurchase	40,000	40,000
Subordinated debentures	-	1,915
Securities purchased and not settled	8,000	-
Advance payments by borrowers for taxes and insurance	3,629	3,064
Accrued interest payable and other liabilities	15,659	16,188
Total Liabilities	1,633,315	1,670,089

Stockholders’ Equity

Common stock, $0.10 par value, 45,000,000 shares authorized, 32,731,875 shares issued; 30,296,327 and 30,320,927 shares outstanding at June 30, 2012 and December 31, 2011, respectively	3,274	3,274
Paid-in capital	100,418	100,310
Retained earnings	158,275	157,669
Unearned shares held by Employee Stock Ownership Plan	(4,871)	(5,141)
Treasury stock, 2,435,548 and 2,410,948 shares, respectively	(35,458)	(35,335)
Accumulated other comprehensive loss	(4,508)	(4,637)
Total Roma Financial Corporation stockholders’ equity	217,130	216,140
Noncontrolling interest	1,961	1,855
Total Stockholders’ Equity	219,091	217,995
Total Liabilities and Stockholders’ Equity	$1,852,406	$1,888,084
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)		(In thousands, except per share data)
Interest Income
Loans, including fees	$11,854	$11,664	$23,880	$23,385
Mortgage-backed securities held to maturity	3,862	4,406	7,916	8,712
Investment securities held to maturity	954	2,207	2,204	4,439
Securities available for sale	9	273	235	541
Other interest-earning assets	136	149	250	242

Total Interest Income	16,815	18,699	34,485	37,319

Interest Expense
Deposits	3,233	4,744	6,896	9,348
Borrowings	947	691	1,633	1,380

Total Interest Expense	4,180	5,435	8,529	10,728

Net Interest Income	12,635	13,264	25,956	26,591

Provision for loan losses	1,389	1,313	2,652	2,113

Net Interest Income after Provision for Loan Losses	11,246	11,951	23,304	24,478

Non-Interest Income
Commissions on sales of title policies	275	271	516	474
Fees and service charges on deposits and loans	463	419	859	814
Income from bank owned life insurance	357	304	709	609
Net gain from sale of mortgage loans originated for sale	485	90	798	167
Net gain from sale of available for sale securities	13	21	13	38
Realized gain (loss) on real estate held for sale	-	-	(3)	-
Realized gain (loss) on real estate owned	(4)	(37)	(4)	(107)
Other	489	313	909	591

Total Non-Interest Income	2,078	1,381	3,797	2,586

Non-Interest Expense
Salaries and employee benefits	6,375	6,119	12,740	12,187
Net occupancy expense of premises	1,147	1,115	2,262	2,383
Equipment	884	898	1,786	1,783
Data processing fees	585	616	1,122	1,182
Federal Deposit Insurance Premium	538	618	958	1,216
Advertising	207	397	411	566
Commercial and residential loan expense	575	436	1,460	709
Other	1,763	1,072	3,015	2,222

Total Non-Interest Expense	12,074	11,271	23,754	22,248

Income Before Income Taxes	1,250	2,061	3,347	4,816

Income Taxes	334	636	961	1,520

Net income	916	1,425	2,386	3,296
Plus: net gain attributable to the noncontrolling interest	(20)	(36)	(74)	(54)

Net Income attributable to Roma Financial Corporation	$896	$1,389	$2,312	$3,242
Net income attributable to Roma Financial Corporation per common share
Basic and Diluted	$.03	$.05	$.08	$.11
Dividends Declared Per Share	$.04	$.08	$.12	$.16
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	29,801,882	30,153,310	29,806,678	30,145,272
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)

Net Income	$916	$1,425	$2,386	$3,296
Other comprehensive income:
Unrealized holding gains on available for sale securities:
Unrealized holding gains (losses) arising during the period	259	744	294	744
Less: reclassification adjustment for (gains) included in net income	(13)	(21)	(13)	(38)
Net realized gain on securities available for sale	246	723	281	706
Tax effect	(105)	(305)	(120)	(298)

Other comprehensive income, net of tax	141	418	161	408

Comprehensive income	$1,057	$1,843	$2,547	$3,704
Comprehensive income attributable to the noncontrolling interest	(27)	(36)	(106)	(54)

Comprehensive income attributable to Roma Financial Corporation	$1,030	$1,807	$2,441	$3,650

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock Shares Amount		Paid-In Capital	Retained Earnings	Unearned Shares Held By ESOP	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
Balance December 31, 2010	30,281	$3,274	$99,585	$152,911	$(5,683)	$(3,463)	$(35,880)	$1,732	$212,476
Net income for the six months
ended June 30, 2011	-	-	-	3,242	-	-	-	54	3,296
Other comprehensive income, net	-	-	-	-	-	408	-	-	408
Vesting of restricted stock	40	-	(545)	-	-	-	545	-	-
Dividends declared and paid	-	-	-	(1,107)	-	-	-	-	(1,107)
Stock-based compensation	-	-	656	-	-	-	-	-	656
ESOP shares earned	-	-	12	-	270	-	-	-	282
Balance June 30, 2011	30,321	$3,274	$99,708	$155,046	$(5,413)	$(3,055)	$(35,335)	$1,786	$216,011

Balance December 31, 2011	30,321	$3,274	$100,310	$157,669	$(5,141)	$(4,637)	$(35,335)	$1,855	$217,995
Net income for the six months
ended June 30, 2012	-	-	-	2,312	-	-	-	74	2,386
Other comprehensive income, net	-	-	-	-	-	129	-	32	161
Vesting of restricted stock	49	-	(521)	-	-	-	521	-	-
Dividends declared and paid	-	-	-	(1,706)	-	-	-	-	(1,706)
Treasury shares repurchased	(74)	-	-	-	-	-	(644)	-	(644)
Stock-based compensation	-	-	642	-	-	-	-	-	642
ESOP shares earned	-	-	(13)	-	270	-	-	-	257
Balance June 30, 2012	30,296	$3,274	$100,418	$158,275	$(4,871)	$(4,508)	$(35,458)	$1,961	$219,091

See notes to consolidated financial statements

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2012	2011
	(In thousands)

Cash Flows from Operating Activities
Net income	$2,386	$3,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,116	1,209
Amortization of premiums and accretion of discounts on securities	354	51
Accretion of deferred loan fees and discounts	(167)	(73)
Amortization of net premiums on loans	256	441
Amortization of premiums on deposits	(11)	(158)
Amortization of premiums on subordinated debt	271	-
Gain on sale of securities available for sale	(13)	(38)
Net gain on sale of mortgage loans originated for sale	(798)	(167)
Mortgage loans originated for sale	(22,293)	(7,250)
Proceeds from sales of mortgage loans originated for sale	23,091	7,417
Net realized loss from sales of real estate owned	4	107
Proceeds from sale of real estate held for sale	327	-
Realized loss on sale of real estate held for sale	3	-
Provision for loan losses	2,652	2,113
Stock-based compensation, including warrants	642	656
ESOP shares earned	257	282
Decrease (increase) in accrued interest receivable	762	(59)
Increase in cash surrender value of bank owned life insurance	(590)	(506)
(Increase) decrease in other assets	1,109	(629)
Decrease in accrued interest payable	(164)	(169)
Decrease (increase) in deferred income taxes	159	79
(Decrease) in other liabilities	(957)	(950)
Net Cash Provided by Operating Activities	8,396	5,652

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	7,034	4,794
Proceeds from sale of securities available for sale	1,036	2,038
Purchases of securities available for sale	(4,587)	(2,732)
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	163,843	40,363
Purchases of investment securities held to maturity	(45,257)	(55,576)
Principal repayments on mortgage-backed securities held to maturity	61,735	37,310
Purchases of mortgage-backed securities held to maturity	(18,789)	(72,957)
Net increase in loans receivable	(31,788)	(29,240)
Purchase of bank owned life insurance	(4,550)	-
Proceeds from life insurance redemption	-	236
Additions to premises and equipment and real estate owned via equity investment	(1,633)	(1,675)
Proceeds from sale of real estate owned	370	1,962
Purchases of Federal Home Loan Bank of New York stock	(1,965)	(614)
Net Cash Provided by (Used in) Provided by Investing Activities	125,449	(76,091)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(62,335)	71,403
Increase in advance payments by borrowers for taxes and insurance	565	443
Purchase of treasury stock	(644)	-
Dividends paid to minority stockholders of Roma Financial Corp.	(1,112)	(1,107)
Repayment of Federal Home Loan Bank of New York advances	(5,358)	(5,054)
Proceeds from Federal Home Loan Bank of New York advances	24,808	3,500
Repayment of subordinated debentures	(2,186)	-

Net Cash (Used in) Provided by Financing Activities	(46,262)	69,185
Net (Decrease) increase in Cash and Cash Equivalents	87,583	(1,254)
Cash and Cash Equivalents – Beginning	84,659	89,587

Cash and Cash Equivalents – Ending	$172,242	$88,333

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Supplementary Cash Flows Information
Income taxes paid, net	$50	$3,037
Interest paid	$8,693	$10,897
Securities purchased and not settled	$8,000	$11,000
Loans receivable transferred to real estate owned	$4,290	$2,315

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

Roma Financial Corporation, MHC is a federally-chartered mutual holding company that was formed in January 2005 in connection with the mutual holding company reorganization.  Roma Financial Corporation, MHC has not engaged in any significant business since its formation.  So long as Roma Financial Corporation MHC is in existence, it will at all times own a majority of the outstanding stock of Roma Financial Corporation. Roma Financial Corporation, MHC, whose activity is not included in these consolidated financial statements, held 22,584,995 shares or 74.5% of the Company’s outstanding common stock at June 30, 2012.

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

The Banks offer traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank operates from its main office in Robbinsville, New Jersey, and twenty-three branch offices located in Mercer, Burlington, Camden and Ocean Counties, New Jersey. RomAsia Bank operates from two locations in Monmouth Junction, New Jersey. As of June 30, 2012, the Banks had 314 full-time employees and 30 part-time employees.  Roma Bank maintains a website at www.romabank.com.  RomAsia Bank maintains a website at www.Romasiabank.com.

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

In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and six months ended June 30, 2012 and 2011.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year or other interim periods.

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

The Investment Co. was incorporated in the State of New Jersey effective September 4, 2004, and began operations October 1, 2004.  The Investment Co. is subject to the investment company provisions of the New Jersey Corporation Business Tax Act.  The Title Co. was incorporated in the State of New Jersey effective March 7, 2005 and commenced operations April 1, 2005. The Company, together with

NOTE B - BASIS OF PRESENTATION (Continued)

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

The consolidated financial statements have been prepared in conformity with GAAP.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and revenues and expenses for the periods then ended.  Actual results could differ significantly from those estimates.

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

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business.  In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of June 30, 2012, on the Company’s consolidated financial position or results of operations.

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

Outstanding stock options and restricted stock grants for the three and six months ended June 30, 2012 and 2011 were not considered in the calculation of diluted earnings per share because they were anti-dilutive.

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

NOTE E – STOCK BASED COMPENSATION (Continued)

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

At June 30, 2012, there were 488,909 shares available for option grants under the 2008 Plan and 231,814 shares available for grants of restricted stock.

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

The following is a summary of the status of the Company’s stock option activity and related information for the year ended December 31, 2011 and for the six months ended June 30, 2012:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at December 31, 2010	797,200	$ 13.67
Granted	32,000	13.67
Forfeited	(8,000)	13.67
Balance at December 31, 2011	821,200	$ 13.67	6.35 years	$ 0.00
Forfeited	(17,200)	13.67
Balance at June 30, 2012	804,000	$ 13.67	6.11 years	$ 0.00

Exercisable at June 30, 2012	608,600	$ 13.67	6.02 years	$ 0.00

The key valuation assumptions and fair value of stock options granted June 15, 2011 were:

Expected life	6.5 years
Risk-free rate	2.26%
Volatility	35.42%
Dividend yield	3.32%
Fair value	$1.70

NOTE E – STOCK BASED COMPENSATION (Continued)

The following is a summary of the status of the Company’s restricted shares as of June 30, 2012 and changes during the year ended December 31, 2011 and for the six months ended June 30, 2012:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at December 31, 2010	120,000	$13.67
Granted	73,350	9.40
Vested	(40,100)	13.67
Non-vested restricted shares at December 31, 2011	153,350	$11.63
Vested	(48,800)	12.78
Forfeited	(4,000)	13.67
Non-vested restricted shares at June 30, 2012	100,550	$10.99

Stock option and stock award expenses included in compensation expense were $302,000 and $615,000, respectively, for the three and six months ended June 30, 2012 with respective tax benefits of $121,000 and $246,000; and $275,000 and $544,000 for the three and six months ended June 30, 2011, with respective tax benefits of $110,000 and $218,000. At June 30, 2012, there was approximately $1.6 million of unrecognized cost, related to outstanding stock options and restricted shares, which will be recognized over a period of approximately 2.1 years.

Equity Incentive Plan – RomAsia Bank

The stockholders of RomAsia Bank approved an equity incentive plan in 2009. On January 6, 2010, directors, senior officers and certain employees of the RomAsia Bank were granted, in the aggregate, options to purchase 75,500 shares of RomAsia common stock.

The Plan enables the Board of Directors of RomAsia Bank to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. RomAsia has reserved 225,000 shares of its common stock for issuance upon the exercise of options granted under the Plan.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Market Value of a share of RomAsia’s Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  The stock options vest over a five year service period and are exercisable within ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At June 30, 2012, there were 114,500 shares available for option grants under the Plan. On March 1, 2012 RomAsia Bank granted 46,500 options. The key valuation assumptions and fair value of stock options granted in March 2012 were:

Expected life	6.5 years
Risk-free rate	1.33%
Volatility	28.30%
Fair value	$2.76

The following is a summary of the status of the RomAsia’s stock option activity and related information for the year ended December 31, 2011 and for the six months ended June 30, 2012:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at December 31, 2010	75,500	$ 8.47
Forfeited	(9,500)	8.47
Balance at December 31, 2011	66,000	8.47
Forfeited	(2,000)	8.47
Granted	46,500	8.81
Balance at June 30, 2012	110,500	$ 8.61	8.43 years	$ 0.00

Exercisable at June 30, 2012	25,600

NOTE E – STOCK BASED COMPENSATION (Continued)

Stock option expense, related to the RomAsia plan included with compensation expense was $15,000 and $27,000, respectively, for the three and six months ended June 30, 2012 with respective tax benefits of $7,000 and $12,000; and $11,000 and $22,000, respectively, for the three months and six ended June 30, 2011, with respective tax benefits of $5,000 and $5,000.  At June 30, 2012, approximately $207,000 of unrecognized cost, related to outstanding stock options, will be recognized over a period of approximately 3.68 years.

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

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants.  Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  Roma Bank made its first loan payment in October 2006.  As of June 30, 2012, there were 487,054 unearned shares. The Company’s ESOP compensation expense was $119 thousand and $257 thousand, respectively, for the three and six months ended June 30, 2012; and $142 thousand and $282 thousand, respectively, for the three and six months ended June 30, 2011.

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

The Warrant expense for minority shareholders, (8.88% ownership), for the three and six months ended June 30, 2012 was $0 and $0, respectively, with respective tax benefits of $0 and $0; and for the three and six months ended June 30, 2011 was $68,000 and $90,000, respectively, with respective tax benefits of $29,000 and $39,000. The warrant expense for the majority shareholder, Roma Financial Corporation, was eliminated in consolidation. The warrants were 100% vested at June 30, 2012.

NOTE G - REAL ESTATE OWNED VIA EQUITY INVESTMENTS

In 2008, Roma Bank, together with two individuals, formed 84 Hopewell, LLC. The LLC was formed to build a commercial office building which includes Roma Bank’s Hopewell branch, corporate offices for the other 50% owners’ construction company and tenant space. Roma Bank made a cash investment of approximately $370,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million. Roma Bank and the construction company both have signed lease commitments to the LLC. With the adoption of guidance in regards to variable interest entities now codified in FASB ASC Topic 810, Consolidation, the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements.  As of June 30, 2012 and December 31, 2011, this variable interest entity met the requirements of ASC Topic 810 for consolidation based on Roma Bank being

NOTE G - REAL ESTATE OWNED VIA EQUITY INVESTMENTS (Continued)

the primary financial beneficiary. This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees. As of June 30, 2012, the LLC had $3.9 million in fixed assets and a loan from Roma Bank for $3.3 million, which was eliminated in consolidation. The LLC had accrued interest payable to the Bank of $11 thousand at June 30, 2012 and during the six months then ended the Bank paid $51 thousand in rent to the LLC.  Both of these amounts were eliminated in consolidation. Roma Bank’s 50% share of the LLC’s net income for the three and six months ended June 30, 2012 was $31 thousand and $39 thousand, respectively.

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following summarizes the amortized cost and estimated fair value of securities available for sale at June 30, 2012 and December 31, 2011 with gross unrealized gains and losses therein:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSEs)	$20,477	$630	$143	$20,964
Obligations of state and political subdivisions	4,047	391	-	4,438
U.S. Government (including agencies)	9,296	371	-	9,667
Corporate bond	1,000	-	47	953
Equity securities	50	1	-	51
Mutual funds	3,076	-	80	2,996

	$37,946	$1,393	$270	$39,069

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSEs)	$22,896	$604	$132	$23,368
Obligations of state and political subdivisions	5,364	242	-	5,606
U.S. Government (including agencies)	9,328	311	-	9,639
Corporate bond	1,000	-	106	894
Equity securities	50	-	1	49
Mutual funds	3,012	-	77	2,935

	$41,650	$1,157	$316	$42,491

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale at June 30, 2012 and December 31, 2011 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2012:
Mortgage-backed securities-GSEs	$122	$1	$3,350	$142	$3,472	$143
Corporate bond	-	-	953	47	953	47
Mutual funds	-	-	2,995	80	2,995	80

	$122	$1	$7,298	$269	$7,420	$270
December 31, 2011:
Mortgage-backed securities-GSEs	$798	$4	$3,736	$128	$4,534	$132
Equity securities	49	1	-	-	49	1
Corporate bond	480	20	414	86	894	106
Mutual funds	-	-	2,935	77	2,935	77

	$1,327	$25	$7,085	$291	$8,412	$316

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

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

As of June 30, 2012, the Company’s available for sale portfolio in an unrealized loss position consisted of 20 securities.  There was one mutual fund, two corporate bonds, and 17 mortgage-backed securities in an unrealized loss position for more than twelve months at June 30, 2012.  As of December 31, 2011, the Company’s available for sale portfolio in an unrealized loss position consisted of 26 securities.  There was one mutual fund, two corporate bonds, and 23 mortgage backed securities in an unrealized loss position for more than twelve months at December 31, 2011.

The available for sale mutual funds are a CRA investment that had an unrealized loss of approximately $80 thousand and $77 thousand at June 30, 2012 and December 31, 2011, respectively.  They have been in a loss position for the last two years with the greatest unrealized loss being approximately $109 thousand.  Management does not believe the mutual fund securities available for sale are other-than-temporarily impaired due to reasons of credit quality.  Unrealized losses in the mortgage-backed securities and corporate bond categories are due to the current interest rate environment and not due to credit concerns.  The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities.  As of June 30, 2012, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement for the year ended June 30, 2012.

Proceeds from the sale of securities available for sale amounted to $1.0 million for both the three and six months ended June 30, 2012, with gross realized gains of $13 thousand, and gross realized losses of $-0- thousand.  Proceeds from the sale of securities available for sale amounted to $520 thousand and $2.0 million for the three and six months ended June 30, 2011, with gross realized gains of $23 thousand and $40 thousand, and gross realized losses of $2 thousand and $2 thousand, respectively.

The amortized cost and estimated fair value of securities available for sale at June 30, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)

U.S. Government, Obligations of Political Subdivisions and Corporate bond:
After one to five years	$2,618	$2,697
After five to ten years	7,139	7,465
After ten years	4,586	4,896
Total	14,343	15,058
Mortgage-backed securities	20,477	20,964
Equity securities	50	51
Mutual funds	3,076	2,996
Total	$37,946	$39,069

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The following summarizes the amortized cost and estimated fair value of securities held to maturity at June 30, 2012 and December 31, 2011 with gross unrealized gains and losses therein:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies)	$107,471	$451	$1	$107,921
Obligations of state and political subdivisions	18,652	1,260	2	19,910
Corporate and other	1,591	-	13	1,578

	$127,714	$1,711	$16	$129,409

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies)	$220,728	$843	$12	$221,559
Obligations of state and political subdivisions	18,684	1,073	-	19,757
Corporate and other	1,773	-	67	1,706

	$241,185	$1,916	$79	$243,022

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2012
U.S. Government (including agencies)	$2,997	$1	$-	$-	$2,997	$1
Obligations of state and Political subdivisions	266	2	-	-	266	2
Corporate and other	1,476	13	-	-	1,476	13
	$4,739	$16	$-	$-	$4,739	$16

December 31, 2011
U.S. Government (including agencies)	$18,983	$12	$-	$-	$18,983	$12
Corporate and other	1,706	67	-	-	1,706	67
	$20,689	$79	$-	$-	$20,689	$79

At June 30, 2012, the Company’s held to maturity debt securities portfolio consisted of approximately 74 securities, of which four were in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. No OTTI charges were recorded for the six months ended June 30, 2012. The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

The amortized cost and estimated fair value of securities held to maturity at June 30, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In Thousands)

One year or less	$2,775	$2,775
After one to five years	34,349	34,663
After five to ten years	82,305	83,115
After ten years	8,285	8,856
Total	$127,714	$129,409

Approximately $115.8 million of securities held to maturity are pledged as collateral for Federal Home Loan Bank of New York (“FHLBNY”) advances, borrowings, and deposits at June 30, 2012.

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The following tables set forth the composition of our mortgage- backed securities portfolio as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Government National Mortgage Association	$7,154	$258	$165	$7,247
Federal Home Loan Mortgage Corporation	156,152	6,795	635	162,312
Federal National Mortgage Association	230,048	15,596	30	245,614
Collateralized mortgage obligations-GSEs	4,986	173	151	5,008

	$398,340	$22,822	$981	$420,181

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Government National Mortgage Association	$7,906	$229	$111	$8,024
Federal Home Loan Mortgage Corporation	181,779	6,851	580	188,050
Federal National Mortgage Association	242,568	13,412	5	255,975
Collateralized mortgage obligations-GSEs	6,270	236	-	6,506

	$438,523	$20,728	$696	$458,555

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2012
Government National Mortgage Association	$-	$-	$1,286	$165	$1,286	$165
Federal Home Loan Mortgage Corporation	14,834	548	1,649	87	16,483	635
Federal National Mortgage Association	3,257	16	212	14	3,469	30
Collateralized Mortgage Obligations-GSEs	357	151	-	-	357	151
	$18,448	$715	$3,147	$266	$21,595	$981

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
December 31, 2011
Government National Mortgage Association	$-	$-	$1,719	$111	$1,719	$111
Federal Home Loan Mortgage Corporation	22,768	576	87	4	22,855	580
Federal National Mortgage Association	-	-	222	5	222	5
	$22,768	$576	$2,028	$120	$24,796	$696

As of June 30, 2012, there were three Government National Mortgage Association securities, 21 Federal Home Loan Mortgage Corporation securities, 10 Federal National Mortgage Association, and one collateralized mortgage obligation securities in unrealized loss positions. Management does not believe that any of the individual unrealized losses represent an OTTI.  The unrealized losses on mortgage-backed securities relate primarily to fixed interest rate and, to a lesser extent, adjustable interest rate securities.  Such losses are the result of changes in interest rates and not credit concerns. Roma Bank, the Investment Co. and RomAsia Bank do not intend to sell these securities and it is not more likely than not that they will be required to sell these securities, therefore, no OTTI charge is required.

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The amortized cost and estimated fair value of mortgage backed securities held to maturity at June 30, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In Thousands)

One year or less	$1,703	$1,699
After one to five years	9,339	9,557
After five to ten years	66,670	72,318
After ten years	320,628	336,607
Total	$398,340	$420,181

NOTE I - LOANS RECEIVABLE, NET

Loans receivable, net, at June 30, 2012 and December 31, 2011 were comprised of the following (in thousands):

	June 30,	December 31,
	2012	2011
Real estate mortgage loans:
Residential mortgage	$420,363	$394,206
Commercial real estate	305,140	292,646
	725,503	686,852
Construction:
Commercial real estate	11,474	23,756
Residential	8,490	11,095
	19,964	34,851
Consumer:
Home equity	223,530	217,472
Other	1,202	1,381
	224,732	218,853
Commercial	42,349	39,184

Total loans	1,012,548	979,740
Less:
Allowance for loan losses	6,869	5,416
Deferred loan fees	1,429	1,139
Loans in process	17,104	10,796
	25,402	17,351
Total loans receivable, net	$987,146	$962,389

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)
Commercial	$-	$495
Commercial real estate	13,666	17,699
Commercial real estate – construction	-	2,886
Residential mortgage	9,600	11,949
Residential construction	7,553	9,984
Home equity and other consumer	2,235	1,964
Total	$33,054	$44,977

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

The following table summarizes information in regards to impaired loans by loan portfolio as of June 30, 2012 and the six months then ended:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Commercial	$ 2,284	$ 4,268	$ -
Commercial real estate	35,615	38,404	-
Commercial real estate - construction	3,953	3,953	-
Residential mortgage	18,045	20,299	-
Residential construction	7,773	9,590	-
Home equity and other consumer	4,136	4,459	-
	$ 71,806	$ 80,973	$ -

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial	$ 2,549	$ 34	$ 1,943	$ 60
Commercial real estate	35,343	197	36,749	382
Commercial real estate - construction	5,499	-	5,622	27
Residential mortgage	18,111	110	18,245	239
Residential construction	8,618	4	8,995	8
Home equity and other consumer	4,078	32	3,913	67
	$ 74,198	$ 377	$ 75,467	$ 783

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class segregated by those for which a related allowance was required and those for which a related allowance was not necessary, as of December 31, 2011 and the year then ended:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no related allowance recorded:
Commercial	$1,602	$3,586	$-	$1,870	$133
Commercial real estate	36,773	39,582	-	38,868	862
Commercial real estate	7,290	7,290	-	5,843	174
Residential mortgage	18,446	20,810	-	15,594	1,089
Residential construction	10,217	12,915	-	12,495	118
Home equity and other consumer	3,705	4,033	-	3,372	180
	$78,033	$88,216	$-	$78,042	$2,556
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate	776	776	41	388	-
Commercial real estate-construction	-	-	-	-	-
Residential mortgage	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-
	$776	$776	$41	$388	$-
Total:
Commercial	$1,602	$3,586	$-	$1,870	$133
Commercial real estate	37,549	40,358	41	39,256	862
Commercial real estate-construction	7,290	7,290	-	5,843	174
Residential mortgage	18,446	20,810	-	15,594	1,089
Residential construction	10,217	12,915	-	12,495	118
Home equity and other consumer	3,705	4,033	-	3,372	180
	$78,809	$88,992	$41	$78,430	$2,556

At June 30, 2012, impaired loans included $30.0 million of loans, net of credit marks of $9.2 million, which were acquired in the Company’s acquisition of Sterling Banks Inc. in July 2010. Loans totaling $13.9 million from the legacy Roma and RomAsia portfolio’s are also included in this total and classified because they are troubled debt restructurings, have related loans that are non-performing, or are considered impaired because there was evidence of deterioration of credit quality, since origination, primarily collateral-related.

At December 31, 2011, impaired loans included $37.4 million of loans, net of credit marks of $10.2 million, which were acquired in the Sterling acquisition. Loans totaling $15.4 million which are performing, are also included in this total and classified as impaired because they are troubled debt restructurings, have related loans that are non-performing, or are considered impaired because at the merger date there was evidence of deterioration of credit quality, since origination, primarily collateral-related.

NOTE I - LOANS RECEIVABLE, NET (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of loans receivable by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2012 (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$63	$25	$1,244	$1,332	$41,017	$42,349	$1,244
Commercial real estate	833	897	14,290	16,020	289,120	305,140	1,365
Commercial real estate – constr.	-	-	-	-	11,474	11,474	-
Residential mortgage	4,607	1,812	12,786	19,205	401,158	420,363	3,119
Residential construction	-	509	7,553	8,062	428	8,490	113
Home equity and other consumer	453	597	2,326	3,376	221,356	224,732	91
Total	$5,956	$3,840	$38,199	$47,995	$964,553	$1,012,548	$5,932

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011 (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$-	$-	$495	$495	$38,689	$39,184	$-
Commercial real estate	1,607	845	17,509	19,961	272,685	292,646	614
Commercial real estate – constr.	-	-	2,886	2,886	20,870	23,756	-
Residential mortgage	3,733	6,428	12,498	22,659	371,547	394,206	549
Residential construction	-	-	9,984	9,984	1,111	11,095	-
Home equity and other consumer	324	1,484	2,192	4,000	214,853	218,853	228
Total	$5,664	$8,757	$45,564	$59,985	$919,755	$979,740	$1,391

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful in accordance with the Company’s internal risk rating system as of June 30, 2012 (In thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$39,271	$1,380	$1,698	$-	$42,349
Commercial real estate	251,941	19,862	33,337	-	305,140
Commercial real estate- construction	7,521	-	3,953	-	11,474
Residential mortgage	404,426	952	14,985	-	420,363
Residential construct.	668	268	7,554	-	8,490
Home equity and other consumer	221,559	127	3,046	-	224,732
Total	$925,386	$22,589	$64,573	$-	$1,012,548

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful in accordance with the Company’s internal risk rating system as of December 31, 2011: (In thousands)

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$36,693	$1,520	$971	$-	$39,184
Commercial real estate	242,546	15,970	34,130	-	292,646
Commercial real estate (construction)	16,466	-	7,290	-	23,756
Residential mortgage	378,308	692	15,260	-	394,206
Residential construct.	839	272	9,984	-	11,095
Home equity and other consumer	216,090	199	2,564	-	218,853
Total	$890,942	$18,653	$70,199	$-	$979,740

NOTE I - LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At and For the Three Months and Six Months Ended June 30, 2012 and 2011

	Commercial	Commercial Real Estate	Commercial Real Estate- Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
Allowance for credit losses:	(In thousands)
Three Months Ended 6/30/11
Beginning balance	$634	$5,460	$1,919	$1,754	$-	$484	$10,251
Charge-offs	(205)	(510)	(1)	(56)	-	(82)	(854)
Recoveries	-	-	-	-	-	2	2
Provisions	21	712	283	57	-	240	1,313
Ending Balance	$450	$5,662	$2,201	$1,755	$-	$644	$10,712

Three Months Ended 6/30/12
Beginning balance	$786	$3,390	$784	$944	$-	$405	$6,309
Charge-offs	-	(828)	-	-	-	(13)	(841)
Recoveries	-	-	-	9	-	3	12
Provisions	298	1,125	(183)	106	-	43	1,389
Ending Balance	$1,084	$3,687	$601	$1,059	$-	$438	$6,869

Six Months Ended 6/30/11
Beginning balance	$654	$4,922	$2,097	$1,799	$-	$372	$9,844
Charge-offs	(205)	(510)	(255)	(182)	-	(97)	(1,249)
Recoveries	-	-	-	-	-	4	4
Provisions	1	1,250	359	138	-	365	2,113
Ending Balance	$450	$5,662	$2,201	$1,755	$-	$644	$10,712

Six Months Ended 6/30/12
Beginning balance	$199	$2,181	$668	$1,705	$-	$663	$5,416
Charge-offs	(112)	(918)	(162)	-	-	(24)	(1,216)
Recoveries	-	-	-	9	-	8	17
Provisions	997	2,424	95	(655)	-	(209)	2,652
Ending Balance	$1,084	$3,687	$601	$1,059	$-	$438	$6,869

Ending Balances:
individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
collectively evaluated for impariment	$1,084	$3,687	$601	$1,059	$-	$438	$6,869
loans acquired with deteriorated credit quality*	$-	$-	$-	$-	$-	$-	$-

The Company has taken no subsequent impaired provisions on loans acquired.

NOTE I - LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At and For the Six Months Ended June 30, 2012

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In thousands)
Loans Receivable:
Ending balance	$42,349	$305,140	$11,474	$420,363	$8,490	$224,732	$1,012,548

Ending balance:
individually evaluated for impairment	$63	$22,798	$3,935	$4,950	$-	$2,005	$33,751

Ending balance:
legacy Roma collectively evaluated for impairment	$30,085	$217,473	$7,539	$359,890	$724	$179,908	$795,619

Ending balance:
acquired loans collectively evaluated for impairment	$10,566	$55,102	$-	$45,488	$212	$41,778	$153,146

Ending balance:
loans aquired with deteriorated credit quality	$1,635	$9,767	$-	$10,035	$7,554	$1,041	$30,032

NOTE I - LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At December 31, 2011

	Commercial	Commercial Real Estate	Commercial Real Estate- Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In thousands)
Allowance for credit losses:
Ending balance	$199	$2,181	$668	$1,705	$-	$663	$5,416

Ending balance:
individually evaluated for impairment	$-	$41	$-	$-	$-	$-	$41

Ending balance:
acquired loans collectively evaluated for impairment	$199	$2,140	$668	$1,705	$-	$663	$5,375

Ending balance:
loans aquired with deteriorated credit quality*	$-	$-	$-	$-	$-	$-	$-

*The Company has taken no subsequent impaired provision on loans acquired.

NOTE I - LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At December 31, 2011

	Commercial	Commercial Real Estate	Commercial Real Estate- Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In Thousands)
Loans Receivable:
Ending balance	$39,184	$292,646	$23,756	$394,206	$11,095	$218,853	$979,740

Ending balance:
individually evaluated for impairment	$561	$27,056	$7,290	$4,797	$-	$1,671	$41,375

Ending balance:
legacy Roma collectively evaluated for impairment	$23,808	$193,637	$16,466	$329,379	$878	$167,510	$731,678

Ending balance:
acquired loans collectively evaluated for impairment	$13,774	$61,460	$-	$46,381	$-	$47,638	$169,253

Ending balance:
loans aquired with deteriorated credit quality	$1,041	$10,493	$-	$13,649	$10,217	$2,034	$37,434

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table summarizes information regarding troubled debt restructuring as of June 30, 2012 ($ in thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Commercial Real Estate - Roma Bank	5	$ 7,051	$ 8,451
Commercial Real Estate - RomAsia	1	$721	$726

There were no troubled debt restructurings that subsequently defaulted.

As indicated in the table above, the Company modified five commercial real estate loans during the year ended December 31, 2011.  There have been no modifications that should be considered troubled debt restructuring during 2012. The five loans modified were to one borrower and were restructured into one loan.  As a result of the modified terms of the new loan, the Company extended the maturity of three of the modified loans and accelerated the term of the remaining two modified loans.  The effective interest rate of the modified loans was reduced when compared to the weighted average interest rate of the original terms of the modified loans.  The Company compared the fair value of the modified loans to the carrying amount of the original loans and determined that the modified terms did not require recognition of impairment due to the fair value of the modified loans exceeding the carrying amount of the original loans, combined with the fact that the Company received additional collateral under the terms of the modification.  The borrower has remained current since the modification.

In the fourth quarter of 2011, RomAsia Bank modified a commercial real estate loan (the second loan above) by reducing the interest rate, waiving principal for a period of three months, and advancing additional funds to bring real estate taxes current. At the time of modification an impairment of $41,000 was recognized. The loan is performing as agreed since the modification.

NOTE J – REAL ESTATE HELD FOR SALE

The Company acquired in the merger a former branch site and a loan center. In January 2012, the former branch was sold at a loss of $3 thousand.  At June 30, 2012, the remaining location was available for sale and carried at lower of cost or market.

NOTE K – DEPOSITS

A summary of deposits by type of account as of June 30, 2012 and December 31, 2011 is as follows (dollars in thousands):

	June 30, 2012		December 31, 2011
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand:
Non-interest bearing checking	$64,843	0.00%	$63,766	0.00%
Interest bearing checking	213,861	0.10%	198,598	0.16%
	278,704	0.08%	262,364	0.20%
Savings and club	514,448	0.30%	517,124	0.44%
Certificates of deposit	720,109	1.44%	796,118	1.62%
Total	$1,513,261	0.80%	$1,575,606	0.98%

NOTE L – FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE AND SUBORDINATED DEBENTURES

At June 30, 2012 and December 31, 2011, the Company had outstanding amortizing FHLBNY advances as follows (dollars in thousands):

	June 30, 2012		December 31, 2011
		Interest		Interest
	Amount	Rate	Amount	Rate

Maturing:
February 1, 2016	$410	2.11%	$444	2.11%
March 14, 2016	775	1.79%	872	1.79%
January 18, 2017	14,024	1.03%	-	-
May 15, 2017	1,172	1.12%	-	-
June 3, 2019	1,500	1.05%	-	-
May 31, 2022	1,500	1.53%	-	-
Total amortizing loans	$19,381		$1,316

NOTE L – FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE AND SUBORDINATED DEBENTURES (Continued)

At June 30, 2012 and December 31, 2011, the Company also had outstanding fixed maturity FHLBNY advances totaling $33.4 million and $32.0 million, respectively. The borrowings are as follows (in thousands):

06/30/2012	12/31/2011	Interest Rate	Maturity Date

$ 23,000	$ 23,000	3.90%	10/29/2017
-	750	0.60%	02/22/2012
-	3,500	1.47%	03/19/2012
750	750	1.17%	02/22/2013
1,500	1,500	2.09%	03/19/2013
500	500	1.52%	12/23/2013
500	500	1.73%	02/24/2014
500	500	2.08%	12/22/2014
500	500	2.61%	12/21/2015
500	500	3.08%	12/21/2016
692	-	1.00%	03/14/2016
1,000	-	0.51%	03/19/2013
1,000	-	0.72%	03/19/2014
1,000	-	0.98%	03/19/2015
870	-	1.21%	04/12/2017
1,073	-	1.21%	04/12/2017
$ 33,385	$ 32,000

Securities sold under agreements to repurchase are treated as financings and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at June 30, 2012 and December 31, 2011. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015, at 3.22%; $20.0 million maturing in 2018, callable at 08/22/11, at 3.51%; and $10.0 million maturing in 2018, callable at 08/22/13, at 3.955%. The repurchase agreement is collateralized by securities described in the underlying agreement which are held in safekeeping by the FHLBNY. At June 30, 2012, the fair value of the mortgage-backed securities used as collateral under the repurchase agreement was approximately $53.4 million.

On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”), issued $6.2 million of variable rate capital trust pass-through securities (“capital securities”) to investors.  The variable interest rate reprices quarterly at the three month LIBOR plus 1.7%.  The Trust purchased $6.2 million of variable rate junior subordinated debentures from Sterling Banks, Inc. The debentures are the sole asset of the Trust. The fair value of the subordinated debentures at acquisition of Sterling Banks, Inc. was $5.1 million. The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The Company has also fully and unconditionally guaranteed the obligations of the Trust under the capital securities.  On October 22, 2010, the Company repurchased $4.0 million of these capital securities (market value of $3.2 million).  The capital securities remaining were redeemable by the Company on or after May 1, 2012 at par. The Company redeemed the balance of the capital securities in June 2012 for $2.2 million. The carrying value of the debt prior to repayment was $1.9 million, net of a $271 thousand discount at acquisition from Sterling.

NOTE M – RETIREMENT PLANS

Components of net periodic pension cost for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Service cost	$179	$136	$358	$272
Interest cost	180	173	360	346
Expected return on plan assets	(204)	(193)	(408)	(386)
Amortization of unrecognized net loss	192	86	384	172
Amortization of unrecognized past service liability	3	4	6	8

Net periodic benefit expense	$350	$206	$700	$412

The Company expects to make contributions of approximately $1,172,000 during 2012.

NOTE N – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit.  Outstanding loan commitments at June 30, 2012 were as follows (in thousands):

June 30,
2012
Residential mortgage and equity loans	$31,427
Commercial loans committed not closed	42,086
Commercial lines of credit	41,645
Consumer unused lines of credit	63,915
Commercial letters of credit	2,748
$181,821

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at June 30, 2012 and December 31, 2011 is as follows (in thousands):

	June 30, 2012	December 31, 2011
Standby by letters of credit	$2,748	$2,926
Outstanding loan and credit line commitments	$179,073	$91,802

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

Outstanding loan commitments represent the unused portion of loan commitments available to individuals and companies as long as there is no violation of any condition established in the contract.  Outstanding loan commitments generally have a fixed expiration date of one year or less, except for home equity lines of credit which generally have an expiration date of up to 15 years.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral, if any, obtained, upon extension of credit is based upon management’s credit evaluation of the customer.  While various types of collateral may be held, property is primarily obtained as security. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

NOTE N – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (Continued)

The Banks have non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2012: (In thousands)

Year Ended June 30:

2013	$1,175
2014	1,109
2015	859
2016	885
2017	896
Thereafter	8,202
Total Minimum Payments Required	$13,126

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

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value June 30, 2012
	(In Thousands)
Mortgage backed securities-U.S. Government Sponsored Enterprises (GSEs)	$-	$20,964	$-	$20,964
Obligations of state and political subdivisions	-	4,438	-	4,438
U.S. Government (including agencies)	-	9,667	-	9,667
Corporate bond	-	953	-	953
Equity securities	-	51	-	51
Mutual funds	-	2,996	-	2,996
Securities available for sale	$-	$39,069	$-	$39,069

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy, used at December 31, 2011 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2011
	(In Thousands)
Mortgage backed securities-U.S. Government Sponsored Enterprises (GSEs)	$-	$23,368	$-	$23,368
Obligations of state and political subdivisions	-	5,606	-	5,606
U.S. Government (including agencies)	-	9,639	-	9,639
Corporate bond	-	894	-	894
Equity securities	-	49	-	49
Mutual funds	-	2,935	-	2,935
Securities available for sale	$-	$42,491	$-	$42,491

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value June 30, 2012
	(In Thousands)
Impaired loans	$-	$-	$12,019	$12,019
Real estate and other assets owned	$-	$-	$7,192	$7,192
Real estate held for sale	$-	$-	$640	$640

Assets measured at fair value on a nonrecurring basis and for which Roma financial Corporation has utilized level 3 inputs to determine fair value were immaterial at June 30, 2012. The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Roma Financial Corporation has utilized level 3 inputs to determine fair value:

Quantitative Information About Level 3 Fair Value Measurements

Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
(In Thousands)

Impaired loans	$ 12,019	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% to 20.0% (2)
Real estate and other assets owned	$ 7,192	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% to 10.0% (2)
Real estate held for sale	$ 640	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% (2)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses are presented as a percent of the appraisal.

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between Level 1, 2, and 3 for the six months ended June 30, 2012.

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

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011.

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

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans carried at fair value are those impaired loans in which the Company has measured impairment generally based on the fair value of the related loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at June 30, 2012 consists of the loan balances of $15.5 million, net of cumulative charge offs of $3.5 million. The fair value at December 31, 2011 consists of the loan balances of $24.4 million, net of cumulative charge offs of $5.6 million. The fair value measurement of impaired loans is Level 3 in the fair value hierarchy.

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

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits. The fair value measurement of deposits is Level 2 in the fair value hierarchy.

Federal Home Loan Bank of New York Advances and Securities Sold Under Agreements to Repurchase (Carried at Cost)

Fair values of FHLB advances are determined by discounting the anticipated future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities. Securities sold under agreements to repurchase are estimated using discounted cash flow analysis, based on quoted prices for available borrowings with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.   The fair value measurement of Federal Home Loan Bank of New York Advances and Securities Sold Under Agreement to Repurchase is Level 2 in the fair value hierarchy.

Subordinated Debentures

The fair value estimate of subordinated debentures is determined by discounting future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities. The fair value measurement of subordinated debentures is Level 3 in the fair value hierarchy.

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments was not considered material as of June 30, 2012 and December 31, 2011.

The carrying amounts and estimated fair values of financial instruments as of June 30, 2012 are as follows:

	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$172,242	$172,242	$172,242	$-	$-
Securities available for sale	39,069	39,069	-	39,069	-
Investment securities held to maturity	127,714	129,409	-	129,409	-
Mortgage-backed securities held to maturity	398,340	420,181		420,181	-
Loans receivable	987,146	1,016,731	-	-	1,016,731
Federal Home Loan Bank of New York and ACBB Stock	7,763	7,763	-	7,763	-
Accrued interest receivable	5,730	5,730	5,730	-	-

Financial liabilities:
Deposits	1,513,261	1,523,402	-	1,523,402	-
Federal Home Loan Bank of New York Advances	52,766	57,000	-	57,000	-
Securities sold under agreements to Repurchase	40,000	45,994	-	45,994	-
Accrued interest payable	482	482	482	-	-

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The carrying amounts and estimated fair values of financial instruments as of December 31, 2011 are as follows:

	December 31, 2011
	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$84,659	$84,659
Securities available for sale	42,491	42,491
Investment securities held to maturity	241,185	243,022
Mortgage-backed securities held to maturity	438,523	458,555
Loans receivable	962,389	981,842
Federal Home Loan Bank of New York and ACBB Stock	5,798	5,798
Accrued interest receivable	6,492	6,492

Financial liabilities:
Deposits	1,575,606	1,584,852
Federal Home Loan Bank of New York Advances	33,316	37,462
Securities sold under agreements to Repurchase	40,000	45,529
Subordinated debentures	1,915	1,915
Accrued interest payable	646	646

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

NOTE P –ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss) at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011
	(in Thousands)

Net unrealized gain on securities available for sale	$1,123	$842
Tax effect	(474)	(354)
Net of tax amount	649	488

Minimum pension liability	(8,541)	(8,541)
Tax effect	3,416	3,416
Net of tax amount	(5,125)	(5,125)

Accumulated other comprehensive (loss)	(4,476)	(4,637)
Accumulated other comprehensive income attributable to noncontrolling interest	(32)	-
Accumulated other comprehensive (loss) attributable to Roma Financial Corporation	$(4,508)	$(4,637)

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

General

Total assets decreased by $35.7 million to $1.9 billion at June 30, 2012 compared to $1.9 billion at December 31, 2011. Total liabilities decreased $36.8 million to $1.6 billion at June 30, 2012 compared to $1.7 billion at December 31, 2011.  Total stockholders’ equity increased $1.1 million to $219.1 million at June 30, 2012 compared to $218.0 million at December 31, 2011. The decrease in assets was primarily attributable to investment security calls and principal paydowns of $232.6 million; partially offset by an increase in cash of $87.6 million and an increase in loans of $24.8 million. The decrease in liabilities was primarily attributable to a decrease in deposits of $62.3 million, partially offset by an increase in FHLBNY Advances of $19.5 million.

Deposits

Total deposits decreased $62.3 million to $1.5 billion at June 30, 2012, compared to $1.6 billion at December 31, 2011. Non-interest bearing demand deposits increased $1.1 million to $64.8 million at June 30, 2012, and interest bearing demand deposits increased $15.3 million to $213.9 million. Savings and club accounts decreased $2.7 million to $514.4 million, and certificates of deposit decreased $76.0 million to $720.1 million at June 30, 2012. The Company has continued to lower deposit rates to control interest margin.

Investments (Including Mortgage-Backed Securities)

The investment portfolio decreased $157.1 million to $565.1 million at June 30, 2012, compared to $722.2 million at December 31, 2011. Securities available for sale decreased $3.4 million to $39.1 million at June 30, 2012, compared to $42.5 million at December 31, 2011, primarily due to calls and principal paydowns.   Investments held to maturity decreased $113.5 million to $127.7 million at June 30, 2012, compared to $241.2 million at December 31, 2011, primarily due to calls. Mortgage-backed securities decreased $40.2 million to $398.3 million at June 30, 2012, compared to $438.5 million at December 31, 2011, primarily due to calls and principal paydowns. Yields on these long-term investments are very low and pose a high degree of interest rate risk.

Loans

Net loans increased by $24.7 million to $987.1 million at June 30, 2012, compared to $962.4 million at December 31, 2011.  Commercial and multi-family real estate mortgages increased $15.7 million to $347.5 million at June 30, 2012, compared to $331.8 million at December 31, 2011. Gross construction loans decreased $14.8 million to $20.0 million at June 30, 2012, compared to $34.8 million at December 31, 2011. Residential and consumer loans increased $32.0 million to $645.1 million at June 30, 2012 compared to $613.1 at December 31, 2011.

Other Assets

All other asset categories, except cash and cash equivalents, increased by $9.1 million from December 31, 2011 to June 30, 2012. This increase was primarily caused by the purchase of an additional $4.6 million of bank owned life insurance and an increase of $3.9 million in real estate owned.

Federal Home Loan Bank of New York Advances

The $19.5 million increase in FHLBNY advances to $52.8 million at June 30, 2012 was due to additional advances of $24.8 million, offset by repayments of $5.3 million.  At June 30 2012, the outstanding FHLBNY advances were $52.8 million, compared to $33.3 million at December 31, 2011.  FHLBNY offers its members funds at rates that are more attractive than the competitive deposit market.

Other Liabilities

Other liabilities increased $8.0 million to $27.3 million at June 30, 2012. The net increase was primarily due to an increase of $8.0 million in securities purchased and not settled at June 30, 2012.

Stockholders’ Equity

Stockholders’ equity increased $1.1 million to $219.1 million at June 30, 2012 compared to $218.0 million at December 31, 2011. The net increase was primarily caused by net income of $2.3 million, mostly offset by dividends paid and declared of $1.1 million.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General

Net income decreased $509 thousand to $0.9 million for the quarter ended June 30, 2012, compared to $1.4 million for the prior year period. The decrease is primarily related to losses on the degradation of real estate owned and a decrease in net interest income of $0.6 million.  The decrease in net income was primarily attributable to a decrease in interest income on investment securities of $2.1 million and increased non-interest expense of $877 thousand; partially offset by a decrease in interest expense on deposits of $1.5 million.

Interest Income

Interest income decreased by $1.9 million to $16.8 million for the three months ended June 30, 2012 compared to $18.7 million for the prior year period. The decrease was primarily caused by a decrease of $2.1 million in interest income from investments. The Company has experienced calls of securities of $168.0 million since January 1, 2012. Because the demand for commercial loans continues to be sluggish, and the majority of the thirty year mortgages are being sold, proceeds from called securities are being reinvested in new securities at much lower yields. Interest income from loans increased $190 thousand to $11.9 million for the three months ended June 30, 2012.  Interest income from residential mortgage loans decreased $64 thousand over the comparable quarter ended June 30, 2011, while interest income from equity loans increased $25 thousand.  The weighted average interest rates for mortgage and equity loans at June 30, 2012 were 4.79% and 4.65%, respectively, compared to 5.50% and 5.80%, respectively, in the prior year.  Interest income from commercial and multifamily mortgage loans and commercial and industrial loans increased $181 thousand from period to period.  The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 5.50% at June 30, 2012, and 5.81% at June 30, 2011. Loan fees increased by $48 thousand.

Interest income from mortgage-backed securities decreased $544 thousand over the comparable quarter in 2011. The decrease was primarily due to calls and lower yields. Interest income from investments held to maturity decreased $1.3 million for the quarter ended June 30, 2012. This decrease was primarily due to a decrease in the portfolio from year to year and the reinvestment of the proceeds of called securities into lower yielding investments.  Interest income on securities available for sale decreased $264 thousand from period to period.

Interest Expense

Interest expense decreased $1.3 million for the three month period ended June 30, 2012 to $4.2 million compared to $5.4 million for the three months ended June 30, 2011. The decrease was primarily due to a $1.5 million decrease in interest paid on deposits. Total deposits have decreased by $62.4 million over the twelve month period ended June 30, 2012. The Company has continued to lower rates to better manage interest margins since the beginning of 2012; the weighted average interest rate has decreased 40 basis points to 0.80% at June 30, 2012, compared to 1.20% at June 30, 2011. Interest expense on borrowed funds increased $256 thousand to $947 thousand, primarily due to higher borrowings and $271 thousand of discounts on subordinated debt expensed in June upon full repayment of debt.

Provision for Loan Losses

The loan loss provision for the three months ended June 30, 2012 increased $76 thousand to $1.4 million. The increase in the provision is primarily related to an increase in the allowance methodology environmental factor relating to historical losses and loan growth.

Total non-performing loans were $33.1 million and $45.0 million at June 30, 2012 and December 31, 2011, respectively. The legacy Roma and RomAsia non-performing loans were $17.1 million and $23.4 million at June 30, 2012 and December 31, 2011, respectively. The allowance for loan losses to non-performing legacy Roma and RomAsia loans was 40.1% and 23.1% at June 30, 2012 and December 31, 2011, respectively, and allowance for loan loss to total legacy Roma and RomAsia loans represented 0.84% and 0.71%, respectively, for the same periods of time.  Total loans are net of $10.9 million and $12.5 million of credit marks on the acquired loans at June 30, 2012 and December 31, 2011, respectively.  Total allowance for loan loss and credit marks were 1.77% and 1.83% of total gross loans at June 30, 2012 and December 31, 2011.

In June 2012 management sold the note related to an impaired loan which resulted in a charge off to the allowance for loan losses of approximately $840 thousand.  Management made the decision to sell the note after evaluating the estimated costs to maintain and operate the property over the next year, which were not significantly different than the loss taken.  Prior to the decision to sell the note, current appraisals and a broker’s opinion of value were sufficient to cover the note balance.

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

Non-Interest Income

Non-interest income increased $697 thousand to $2.1 million for the three months ended June 30, 2012, compared to $1.4 million for the three months ended June 30, 2011.  The net increase was chiefly derived from increases in gains on sale of mortgage loans of $395 thousand; an increase in income from bank owned life insurance of $53 thousand; increases of $44 thousand in fees and service charges; and increases of $176 thousand in other non-interest income primarily related to mortgage servicing rights income and ATM fees.

Non-Interest Expense

Non-interest expense increased $803 thousand to $12.1 million for the three months ended June 30, 2012 compared to $11.3 million for the three months ended June 30, 2011. Salaries and employee benefits increased $256 thousand to $6.4 million for the three months ended June 30, 2012, compared to the same period in the prior year. This increase is reflective of annual salary increases as well as increase in compensation expense related to equity incentive plans and pension costs. Overall FTE’s declined by 5 from year to year primarily in branch personnel as management realigned staff to reduce salary costs. Net occupancy of premises expense increased $32 thousand for the three month period ended June 30, 2012.  Loan expense for commercial and mortgage loans increased $139 thousand from period to period primarily related to the costs associated with redeeming tax certificates and collection costs on impaired loans. Other non-interest expenses increased by $497 thousand to $1.6 million for the three months ended June 30, 2012, compared to $1.1 million for the same period in the prior year, primarily related to general small annual increases by various vendors.

Provision for Income Taxes

Income tax expense decreased by $302 thousand to $334 thousand for the three months ended June 30, 2012, compared to $636 thousand for the three months ended June 30, 2011 primarily as a result of lower pre-tax income. Income tax expense, represented an effective rate of  26.7% for the three months ended June 30, 2012, compared to 30.9% in the prior year quarter. The Company pays a state tax rate of 3.6% on the taxable income of its investment company and 9.0 % on the taxable income of the other entities.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

General

Net income decreased $0.9 million to $2.3 million for the six months ended June 30, 2012, compared to $3.2 million for the prior year period. The decrease was primarily related to losses on the degradation of real estate owned and a decrease in net interest income of $0.6 million. Non-interest expense increased $1.5 million and the provision for loan losses increased $539 thousand. The decrease was partially offset by an increase of $1.2 million in non-interest income, and a decrease of $559 thousand in the provision for federal and state income taxes.

Interest Income

Interest income decreased by $2.8 million to $34.5 million for the six months ended June 30, 2012, compared to $37.3 million for the prior year period. The decrease was primarily caused by a decrease of $3.3 million in interest income from investments. The Company has experienced calls of securities of $168.0 million since January 1, 2012. Because the demand for commercial loans continues to be sluggish, and the majority of the thirty year mortgages are being sold, proceeds from called securities are being reinvested in new securities at a much lower yield. Interest income from loans increased $495 thousand to $23.9 million for the six months ended June 30, 2012. Interest income from residential mortgage loans decreased $309 thousand over the comparable six months ended June 30, 2011, while interest income from equity loans increased $73 thousand.  The weighted average interest rates for mortgage and equity loans at June 30, 2012 were 4.79% and 4.65%, respectively, compared to 5.50% and 5.80%, respectively, in the prior year.  Interest income from commercial and multifamily mortgage loans and commercial and industrial loans increased $644 thousand from period to period.  The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 5.50% at June 30, 2012, and 5.81% at June 30, 2011. Loan fees increase by $87 thousand.

Interest income from mortgage-backed securities decreased $796 thousand over the comparable six months in 2011. The decrease was primarily due to a decrease in yields. Interest income from investments held to maturity decreased $2.2 million for the six months ended June 30, 2012. This decrease was primarily due to a decrease in the portfolio from year to year and the reinvestment of the proceeds of called securities into lower yielding investments.  Interest income on securities available for sale decreased $306 thousand from period to period.

Interest Expense

Interest expense decreased $2.2 million for the six month period ended June 30, 2012 to $8.5 million compared to $10.7 million for the six months ended June 30, 2011. The decrease was primarily due to a $2.5 million decrease in interest paid on deposits. Total deposits have decreased by $62.4 million over the twelve month period ended June 30, 2011. The Company has continued to lower rates to better manage interest margins over the last several months; the weighted average interest rate has decreased 40 basis points to 0.80% at June 30, 2012, compared to 1.20% at June 30, 2011. Interest expense on borrowed funds increased $253 thousand to $1.6 million, primarily due to $271 thousand of discounts on subordinated debt expensed in June upon full repayment of debt.

Provision for Loan Losses

The loan loss provision for the six months ended June 30, 2012 increased $539 thousand to $2.7 million. The increase in the provision is primarily related to an increase in the allowance methodology environmental factor relating to historical losses.

Total non-performing loans were $33.1 million and $45.0 million at June 30, 2012 and December 31, 2011, respectively. The legacy Roma and RomAsia non-performing loans were $17.1 million and $23.4 million at June 30, 2012 and December 31, 2011, respectively. The allowance for loan losses to non-performing legacy Roma and RomAsia loans was 40.1% and 23.1% at June 30, 2012 and December 31, 2011, respectively, and allowance for loan loss to total legacy Roma and RomAsia loans represented 0.84% and 0.71%, respectively, for the same periods of time.  Total loans are net of $10.9 million and $12.5 million of credit marks on the acquired loans at June 30, 2012 and December 31, 2011, respectively.  Total allowance for loan loss and credit marks were 1.77% and 1.83% of total gross loans at June 30, 2012 and December 31, 2011.

In June 2012 management sold the note related to an impaired loan which resulted in a charge off to the allowance for loan losses of approximately $840 thousand.  Management made the decision to sell the note after evaluating the estimated costs to maintain and operate the property over the next year, which were not significantly different than the loss taken.  Prior to the decision to sell the note, current appraisals and a broker’s opinion of value were sufficient to cover the note balance.

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

Non-Interest Income

Non-interest income increased $1.2 million to $3.8 million for the six months ended June 30, 2012, compared to $2.6 million for the six months ended June 30, 2011.  The net increase was chiefly derived from increases in gain on sale of mortgage loans of $631 thousand, an increase in income from bank owned life insurance of $100 thousand, increases of $42 thousand in commissions on sales of title policies, and increases of $318 thousand in other non-interest income primarily related to gains on calls of securities, mortgage servicing rights income and ATM fees.

Non-Interest Expense

Non-interest expense increased $1.5 million to $23.8 million for the six months ended June 30, 2012, compared to $22.2 million for the six months ended June 30, 2011. Salaries and employee benefits increased $553 thousand to $12.7 million for the six months ended June 30, 2012 compared to the same period in the prior year. This increase is reflective of annual salary increases as well as increase in compensation expense related to equity incentive plans and pension costs. Overall FTE’s declined by 5 from year to year primarily in branch personnel as management realigned staff to reduce salary costs. Net occupancy of premises expense decreased $121 thousand for the six month period ended June 30, 2012.  Loan expense for commercial and mortgage loans increased $751 thousand from period to period primarily related to the costs associated with redeeming tax certificates and collection costs on impaired loans. Other non-interest expenses increased by $599 thousand to $2.9 million for the six months ended June 30, 2012, compared to $2.2 million for the same period in the prior year, primarily related to general small annual increases by various vendors.  Federal deposit insurance premiums decreased $258 thousand primarily due to the revised assessment rates effective April 1, 2011 based on assets versus deposits which was favorable to the Company.

Provision for Income Taxes

Income tax expense decreased by $559 thousand to $961 thousand for the six months ended June 30, 2012 compared to $1.5 million for the six months ended June 30, 2011 primarily as a result of lower pre-tax income. Income tax expense, represented an effective rate of  28.7% for the six months ended June 30, 2012, compared to 31.6% in the prior year six months. The Company pays a state tax rate of 3.6% on the taxable income of our investment company and 9.0 % on the taxable income of the other entities.

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

The following table presents Roma Bank’s economic value of equity (“EVE”) under varying interest rate shocks as of March 31, 2012, the most recent period the EVE was calculated.  All methods used to measure interest rate sensitivity involve the use of numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates.  The Company’s interest rate sensitivity should be reviewed in conjunction with the financial statements and notes of the Company’s 2011 Annual Report.

March 31, 2012
($ thousands)				Economic value of equity as % of asset net portfolio
Changes in Rate	Amount	$ Change	% change	EVE Ratio	Basis point change
+400 bp	$ 94,201	$ (137,487)	(59.34)%	5.97%	(694)
+300 bp	137,851	(93,837)	(40.50)	8.41	(450)
+200 bp	180,838	(50,850)	(21.95)	10.66	(225)
+100 bp	214,468	(17,220)	(7.43)	12.25	(66)
0 bp	231,688	-	-	12.91	-
-100 bp	241,023	9,335	4.03	13.24	33

The following table presents RomAsia Bank’s economic value of equity under varying rate shocks as of March 31, 2012, the most recent period the EVE was calculated:

March 31, 2012
($ thousands)				Economic value of equity as % of asset net portfolio
Changes in Rate	Amount	$ Change	% change	EVE Ratio	Basis point change
+400 bp	$ 7,749	$ (11,558)	(59.86)%	6.38%	(725)
+300 bp	11,067	(8,240)	(42.68)	8.73	(490)
+200 bp	14,298	(5,009)	(25.95)	10.82	(281)
+100 bp	17,144	(2,162)	(11.20)	12.49	(114)
0 bp	19,307	-	-	13.63	-
-100 bp	20,134	827	4.28	13.99	36

ITEM 4 – Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2012.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2012.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

There were no material pending legal proceedings at June 30, 2012 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – Risk Factors

Management does not believe there were any material changes to the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2011 during the most recent quarter.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On December 22, 2011, the Company announced a five percent open market stock repurchase program, equivalent to 330,093 shares, in open market, based on stock availability, price and the Company’s financial performance.  The repurchase program began repurchasing shares on April 4, 2012.  The following table reports information regarding repurchases of the Company’s common stock during the quarter ended June 30, 2012:

Period	Total Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under the Plan
April 1-30, 2012	13,300	$9.27	13,300	316,793
May 1-31, 2012	19,900	$8.74	19,900	296,893
June 1-30, 2012	40,200	$8.64	40,200	256,693
Total	73,400	$8.78	73,400	256,693

ITEM 3 – Defaults Upon Senior Securities

None

ITEM 4 – Mine Safety Disclosure

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

101.INS               XBRL Instance Document

101.SCH             XBRL Schema Document

101.CAL             XBRL Calculation Linkbase Document

101.LAB             XBRL Labels Linkbase Document

101.PRE             XBRL Presentation Linkbase Document

101DEF              XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMA FINANCIAL CORPORATION
(Registrant)

Date:	August 6, 2012	/s/ Peter A. Inverso
Peter A. Inverso
President and Chief Executive Officer

Date:	August 6, 2012	/s/ Sharon L. Lamont
Sharon L. Lamont
Chief Financial Officer