Form 10-Q
period 2012-09-30
ROMA FINANCIAL CORP
filed 2012-11-05
CIK 1355823

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, November 5, 2012:

$0.10 par value common stock - 30,296,327 shares outstanding

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition	3
	at September 30, 2012 and December 31, 2011 (Unaudited)

	Consolidated Statements of Income for the Three and Nine Months Ended	4
	September 30, 2012 and 2011 (Unaudited) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	5

	Consolidated Statements of Changes in Stockholders’ Equity for the Nine	6
	Months Ended September 30, 2012 and 2011 (Unaudited)

	Consolidated Statements of Cash Flows for the Nine Months	7
	Ended September 30, 2012 and 2011 (Unaudited)

	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2:	Management’s Discussion and Analysis of	41
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	48

Item 4:	Controls and Procedures	49

PART II - OTHER INFORMATION		49

      Item 1:      Legal Proceedings

      Item 1A:   Risk Factors

      Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds

      Item 3:      Defaults Upon Senior Securities

      Item 4:      Mine Safety Disclosures

      Item 5:      Other Information

      Item 6:      Exhibits

SIGNATURES		51

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30, 2012	December 31, 2012
	(In thousands, except per share data)
Assets
Cash and amounts due from depository institutions	$17,740	$17,791
Interest-bearing deposits in other banks	54,578	41,775
Money market funds	37,837	25,093
Cash and Cash Equivalents	110,155	84,659
Investment securities available for sale (“AFS”) at fair value	31,977	42,491
Investment securities held to maturity (“HTM”) at amortized cost (fair value of $ 169,746 and $243,022, respectively)	167,966	241,185
Mortgage-backed securities held to maturity at amortized cost (fair value of $ 403,724 and $458,555, respectively)	378,644	438,523
Loans receivable, net of allowance for loan losses of $8,122 and $5,416, respectively	1,014,864	962,389
Real estate and other repossessed assets owned	7,905	3,276
Real estate held for sale	640	970
Real estate owned via equity investment	3,825	3,905
Premises and equipment, net	49,005	47,433
Federal Home Loan Bank of New York and ACBB stock	8,459	5,798
Accrued interest receivable	6,084	6,492
Bank owned life insurance	34,292	28,852
Goodwill	1,826	1,826
Deferred tax asset	11,964	12,253
Other assets	7,487	8,032
Total Assets	$1,835,093	$1,888,084
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$71,966	$63,766
Interest bearing	1,420,519	1,511,840
Total deposits	1,492,485	1,575,606
Federal Home Loan Bank of New York advances	53,287	33,316
Securities sold under agreements to repurchase	40,000	40,000
Subordinated debentures	-	1,915
Securities purchased and not settled	12,000	-
Advance payments by borrowers for taxes and insurance	3,654	3,064
Accrued interest payable and other liabilities	14,888	16,188
Total Liabilities	1,616,314	1,670,089
Stockholders’ Equity
Common stock, $0.10 par value, 45,000,000 shares authorized, 32,731,875 shares issued;
30,183,127 and 30,320,927 shares outstanding at September 30, 2012 and December 31, 2011, respectively	3,274	3,274
Paid-in capital	100,725	100,310
Retained earnings	158,651	157,669
Unearned shares held by Employee Stock Ownership Plan	(4,736)	(5,141)
Treasury stock, 2,548,748 and 2,410,948 shares, respectively	(36,512)	(35,335)
Accumulated other comprehensive loss	(4,613)	(4,637)
Total Roma Financial Corporation stockholders’ equity	216,789	216,140
Noncontrolling interest	1,990	1,855
Total Stockholders’ Equity	218,779	217,995
Total Liabilities and Stockholders’ Equity	$1,835,093	$1,888,084
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)		(In thousands, except per share data)
Interest Income
Loans, including fees	$11,522	$11,675	$35,402	$35,060
Mortgage-backed securities held to maturity	3,391	4,375	11,307	13,087
Investment securities held to maturity	742	1,956	2,946	6,395
Securities available for sale	135	243	370	784
Other interest-earning assets	150	104	400	346

Total Interest Income	15,940	18,353	50,425	55,672

Interest Expense
Deposits	3,248	4,576	10,144	13,924
Borrowings	353	703	1,986	2,083

Total Interest Expense	3,601	5,279	12,130	16,007

Net Interest Income	12,339	13,074	38,295	39,665

Provision for loan losses	2,756	771	5,408	2,884

Net Interest Income after Provision for Loan Losses	9,583	12,303	32,887	36,781

Non-Interest  Income
Commissions on sales of title policies	343	224	859	698
Fees and service charges on deposits and loans	387	402	1,246	1,216
Income from bank owned life insurance	361	308	1,070	917
Net gain from sale of mortgage loans originated for sale	754	178	1,552	345
Net gain from sale of available for sale securities	407	38	420	78
Realized gain (loss) on real estate held for sale	-	-	(3)	-
Realized (loss) on real estate owned	(258)	-	(262)	(107)
Other	495	404	1,404	993

Total Non-Interest Income	2,489	1,554	6,286	4,140

Non-Interest Expense
Salaries and employee benefits	6,372	6,100	19,112	18,287
Net occupancy expense of premises	1,087	1,200	3,349	3,583
Equipment	970	872	2,756	2,655
Data processing fees	566	542	1,688	1,724
Federal Deposit Insurance Premium	381	190	1,339	1,406
Advertising	203	274	614	840
Commercial and residential loan expense	663	333	2,123	1,042
Other	1,339	1,152	4,354	3,374
Total Non-Interest Expense	11,581	10,663	35,335	32,911

Income Before Income Taxes	491	3,194	3,838	8,010

Income Taxes	122	1,031	1,083	2,551

Net income	369	2,163	2,755	5,459
Plus: net gain attributable to the noncontrolling interest	(24)	(26)	(98)	(80)

Net Income attributable to Roma Financial Corporation	$345	$2,137	$2,657	$5,379
Net income attributable to Roma Financial Corporation per common share
Basic and Diluted	$.01	$.07	$.09	$.18
Dividends Declared Per Share	$.00	$.08	$.12	$.24
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	29,751,979	29,784,365	29,788,312	29,745,328
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)

Net Income	$369	$2,163	$2,755	$5,459
Other comprehensive income:
Unrealized holding gains on available for sale securities:
Unrealized holding gains (losses) arising during the period	242	791	536	1,537
Less: reclassification adjustment for (gains) included in net income	(407)	(38)	(420)	(78)
Net realized gain (loss) on securities available for sale	(165)	753	116	1,459
Tax effect	65	(316)	(55)	(614)

Other comprehensive income (loss), net of tax	(100)	437	61	845

Comprehensive income	$269	$2,600	$2,816	$6,304
Comprehensive income attributable to the noncontrolling interest	(29)	(26)	(135)	(80)

Comprehensive income attributable to Roma Financial Corporation	$240	$2,574	$2,681	$6,224

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock Shares Amount		Paid-In Capital	Retained Earnings	Unearned Shares Held By ESOP	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
Balance December 31, 2010	30,281	$3,274	$99,585	$152,911	$(5,683)	$(3,463)	$(35,880)	$1,732	$212,476
Net income for the nine months
ended September 30, 2011	-	-	-	5,379	-	-	-	80	5,459
Other comprehensive income, net	-	-	-	-	-	845	-	-	845
Vesting of restricted stock	40	-	(545)	-	-	-	545	-	-
Dividends declared and paid	-	-	-	(1,666)	-	-	-	-	(1,666)
Stock-based compensation	-	-	967	-	-	-	-	-	967
ESOP shares earned	-	-	1	-	407	-	-	-	408
Balance September 30, 2011	30,321	$3,274	$100,008	$156,624	$(5,276)	$(2,618)	$(35,335)	$1,812	$218,489

Balance December 31, 2011	30,321	$3,274	$100,310	$157,669	$(5,141)	$(4,637)	$(35,335)	$1,855	$217,995
Net income for the nine months
ended September 30, 2012	-	-	-	2,657	-	-	-	98	2,755
Other comprehensive income, net	-	-	-	-	-	24	-	37	61
Vesting of restricted stock	49	-	(521)	-	-	-	521	-	-
Dividends declared and paid	-	-	-	(1,675)	-	-	-	-	(1,675)
Treasury shares repurchased	(187)	-	-	-	-	-	(1,698)	-	(1,698)
Stock-based compensation	-	-	960	-	-	-	-	-	960
ESOP shares earned	-	-	(24)	-	405	-	-	-	381
Balance September 30, 2012	30,183	$3,274	$100,725	$158,651	$(4,736)	$(4,613)	$(36,512)	$1,990	$218,779

See notes to consolidated financial statements

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$2,755	$5,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,876	1,820
Amortization of premiums and accretion of discounts on securities	709	19
Accretion of deferred loan fees and discounts	(309)	(101)
Amortization of net premiums on loans	515	609
Amortization of premiums on deposits	(15)	(209)
Amortization of premiums on subordinated debt	271	-
Gain on sale of securities available for sale	(420)	(78)
Net gain on sale of mortgage loans originated for sale	(1,552)	(345)
Mortgage loans originated for sale	(41,122)	(12,156)
Proceeds from sales of mortgage loans originated for sale	42,674	12,501
Net realized loss from sales of real estate owned	262	107
Proceeds from sale of real estate held for sale	327	-
Realized loss on sale of real estate held for sale	3	-
Provision for loan losses	5,408	2,884
Stock-based compensation, including warrants	960	967
ESOP shares earned	381	408
Decrease in accrued interest receivable	408	1,359
Increase in cash surrender value of bank owned life insurance	(890)	(761)
(Increase) decrease in other assets	553	(529)
Decrease in accrued interest payable	(133)	(148)
Decrease in deferred income taxes	236	270
(Decrease) increase in other liabilities	(547)	950
Net Cash Provided by Operating Activities	12,350	13,026

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	9,997	8,858
Proceeds from sale of securities available for sale	8,813	3,233
Purchases of securities available for sale	(8,161)	(2,767)
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	188,247	152,368
Purchases of investment securities held to maturity	(102,904)	(106,277)
Principal repayments on mortgage-backed securities held to maturity	98,004	57,459
Purchases of mortgage-backed securities held to maturity	(38,559)	(104,549)
Net increase in loans receivable	(63,855)	(44,582)
Purchase of bank owned life insurance	(4,550)	-
Proceeds from life insurance redemption	-	236
Additions to premises and equipment and real estate owned via equity investment	(3,368)	(2,116)
Proceeds from sale of real estate owned	866	2,344
Purchases of Federal Home Loan Bank of New York stock	(2,661)	(789)
Net Cash Provided by (Used in) Provided by Investing Activities	81,869	(36,582)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(83,106)	95,902
Increase in advance payments by borrowers for taxes and insurance	590	468
Purchase of treasury stock	(1,698)	-
Dividends paid to minority stockholders of Roma Financial Corp.	(2,294)	(1,662)
Repayment of Federal Home Loan Bank of New York advances	(6,240)	(5,119)
Proceeds from Federal Home Loan Bank of New York advances	26,211	3,500
Repayment of subordinated debentures	(2,186)	-

Net Cash (Used in) Provided by Financing Activities	(68,723)	93,089
Net Increase in Cash and Cash Equivalents	25,496	69,533
Cash and Cash Equivalents – Beginning	84,659	89,587

Cash and Cash Equivalents – Ending	$110,155	$159,120

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Supplementary Cash Flows Information

Income taxes paid, net	$150	$4,037
Interest paid	$12,263	$16,155
Securities purchased and not settled	$12,000	$17,000
Loans receivable transferred to real estate owned	$5,757	$3,060

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

Roma Financial Corporation, MHC is a federally-chartered mutual holding company that was formed in January 2005 in connection with the mutual holding company reorganization.  Roma Financial Corporation, MHC has not engaged in any significant business since its formation.  So long as Roma Financial Corporation MHC is in existence, it will at all times own a majority of the outstanding stock of Roma Financial Corporation. Roma Financial Corporation, MHC, whose activity is not included in these consolidated financial statements, held 22,584,995 shares or 74.5% of the Company’s outstanding common stock at September 30, 2012.

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

Roma Bank and RomAsia Bank are collectively referred to as (the “Banks”).  Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as of July 21, 2011, Roma Financial Corporation, MHC and the Company are regulated by the Federal Reserve Bank of Philadelphia and Roma Bank and RomAsia Bank by the Office of the Comptroller of the Currency.

The Banks offer traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank operates from its main office in Robbinsville, New Jersey, and twenty-three branch offices located in Mercer, Burlington, Camden and Ocean Counties, New Jersey. RomAsia Bank operates from two locations in Monmouth Junction, New Jersey. As of September 30, 2012, the Banks had 317 full-time employees and 27 part-time employees.  Roma Bank maintains a website at www.romabank.com.  RomAsia Bank maintains a website at www.Romasiabank.com.

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

In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and nine months ended September 30, 2012 and 2011.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year or other interim periods.

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

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business.  In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of September 30, 2012, on the Company’s consolidated financial position or results of operations.

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

Outstanding stock options and restricted stock grants for the three and nine months ended September 30, 2012 and 2011 were not considered in the calculation of diluted earnings per share because they were anti-dilutive.

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

At September 30, 2012, there were 488,909 shares available for option grants under the 2008 Plan and 231,814 shares available for grants of restricted stock.

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

The following is a summary of the status of the Company’s stock option activity and related information for the year ended December 31, 2011 and for the nine months ended September 30, 2012:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at December 31, 2010	797,200	$13.67
Granted	32,000	13.67
Forfeited	(8,000)	13.67
Balance at December 31, 2011	821,200	$13.67	6.35 years	$0.00
Forfeited	(17,200)	13.67
Balance at September 30, 2012	804,000	$13.67	5.86 years	$0.00

Exercisable at September 30, 2012	608,600	$13.67	5.77 years	$0.00

The key valuation assumptions and fair value of stock options granted June 15, 2011 were:

Expected life	6.5 years
Risk-free rate	2.26%
Volatility	35.42%
Dividend yield	3.32%
Fair value	$1.70

NOTE E – STOCK BASED COMPENSATION (Continued)

The following is a summary of the status of the Company’s restricted shares as of September 30, 2012 and changes during the year ended December 31, 2011 and for the nine months ended September 30, 2012:
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at December 31, 2010	120,000	$13.67
Granted	73,350	9.40
Vested	(40,000)	13.67
Non-vested restricted shares at December 31, 2011	153,350	$11.63
Vested	(48,800)	12.78
Forfeited	(4,000)	13.67
Non-vested restricted shares at September 30, 2012	100,550	$10.99

Stock option and stock award expenses included in compensation expense were $302,000 and $917,000, respectively, for the three and nine months ended September 30, 2012 with respective tax benefits of $121,000 and $367,000; and $300,000 and $844,000 for the three and nine months ended September 30, 2011, with respective tax benefits of $120,000 and $338,000. At September 30, 2012, there was approximately $1.4 million of unrecognized cost, related to outstanding stock options and restricted shares, which will be recognized over a period of approximately 2.1 years.

Equity Incentive Plan – RomAsia Bank

The stockholders of RomAsia Bank approved an equity incentive plan in 2009. On January 6, 2010, directors, senior officers and certain employees of the RomAsia Bank were granted, in the aggregate, options to purchase 75,500 shares of RomAsia common stock.

The Plan enables the Board of Directors of RomAsia Bank to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. RomAsia has reserved 225,000 shares of its common stock for issuance upon the exercise of options granted under the Plan.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Market Value of a share of RomAsia’s Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  The stock options vest over a five year service period and are exercisable within ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At September 30, 2012, there were 114,500 shares available for option grants under the Plan. On March 1, 2012 RomAsia Bank granted 46,500 options. The key valuation assumptions and fair value of stock options granted in March 2012 were:

Expected life	6.5 years
Risk-free rate	1.33%
Volatility	28.30%
Fair value	$2.76

The following is a summary of the status of the RomAsia’s stock option activity and related information for the year ended December 31, 2011 and for the nine months ended September 30, 2012:
	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at December 31, 2010	75,500	$8.47
Forfeited	(9,500)	8.47
Balance at December 31, 2011	66,000	8.47
Forfeited	(2,000)	8.47
Granted	46,500	8.81
Balance at September 30, 2012	110,500	$8.61	8.17 years	$0.00

Exercisable at September 30, 2012	25,600

NOTE E – STOCK BASED COMPENSATION (Continued)

Stock option expense, related to the RomAsia plan included with compensation expense was $16,000 and $43,000, respectively, for the three and nine months ended September 30, 2012 with respective tax benefits of $7,000 and $19,000; and $11,000 and $33,000, respectively, for the three months and nine months ended September 30, 2011, with respective tax benefits of $5,000 and $14,000.  At September 30, 2012, approximately $191,000 of unrecognized cost, related to outstanding stock options, will be recognized over a period of approximately 3.17 years.

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

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants.  Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  Roma Bank made its first loan payment in October 2006.  As of September 30, 2012, there were 473,525 unearned shares. The Company’s ESOP compensation expense was $125 thousand and $381 thousand, respectively, for the three and nine months ended September 30, 2012; and $124 thousand and $408 thousand, respectively, for the three and nine months ended September 30, 2011.

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

The Warrant expense for minority shareholders, (8.88% ownership), for the three and nine months ended September 30, 2012 was $0 and $0, respectively, with respective tax benefits of $0 and $0; and for the three and nine months ended September 30, 2011 was $0 and $90,000, respectively, with respective tax benefits of $0 and $39,000. The warrant expense for the majority shareholder, Roma Financial Corporation, was eliminated in consolidation. The warrants were 100% vested at September 30, 2012.

NOTE G - REAL ESTATE OWNED VIA EQUITY INVESTMENTS

In 2008, Roma Bank, together with two individuals, formed 84 Hopewell, LLC. The LLC was formed to build a commercial office building which includes Roma Bank’s Hopewell branch, corporate offices for the other 50% owners’ construction company and tenant space. Roma Bank made a cash investment of approximately $370,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million. Roma Bank and the construction company both have signed lease commitments to the LLC. With the adoption of guidance in regards to variable interest entities now codified in FASB ASC Topic 810, Consolidation, the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements.  As of September 30, 2012 and December 31, 2011, this variable interest entity met the requirements of ASC Topic 810 for consolidation based on Roma Bank

NOTE G - REAL ESTATE OWNED VIA EQUITY INVESTMENTS (Continued)

being the primary financial beneficiary. This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees. As of September 30, 2012, the LLC had $3.8 million in fixed assets and a loan from Roma Bank for $3.3 million, which was eliminated in consolidation. The LLC had accrued interest payable to the Bank of $23 thousand at September 30, 2012 and during the nine months then ended the Bank paid $76 thousand in rent to the LLC.  Both of these amounts were eliminated in consolidation. Roma Bank’s 50% share of the LLC’s net income for the three and nine months ended September 30, 2012 was $5 thousand and $44 thousand, respectively.

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following summarizes the amortized cost and estimated fair value of securities available for sale at September 30, 2012 and December 31, 2011 with gross unrealized gains and losses therein:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSEs)	$13,028	$403	$138	$13,293
Obligations of state and political subdivisions	3,539	348	-	3,887
U.S. Government (including agencies)	10,297	425	-	10,722
Corporate bond	1,000	1	19	982
Equity securities	50	-	1	49
Mutual funds	3,106	-	62	3,044

	$31,020	$1,177	$220	$31,977

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSEs)	$22,896	$604	$132	$23,368
Obligations of state and political subdivisions	5,364	242	-	5,606
U.S. Government (including agencies)	9,328	311	-	9,639
Corporate bond	1,000	-	106	894
Equity securities	50	-	1	49
Mutual funds	3,012	-	77	2,935

	$41,650	$1,157	$316	$42,491

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale at September 30, 2012 and December 31, 2011 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2012:
Mortgage-backed securities-GSEs	$6	$1	$2,977	$137	$2,983	$138
Equity securities	49	1	-	-	49	1
Corporate bond	481	19	-	-	481	19
Mutual funds	-	-	3,044	62	3,044	62

	$536	$21	$6,021	$199	$6,557	$220

December 31, 2011:
Mortgage-backed securities-GSEs	$798	$4	$3,736	$128	$4,534	$132
Equity securities	49	1	-	-	49	1
Corporate bond	480	20	414	86	894	106
Mutual funds	-	-	2,935	77	2,935	77

	$1,327	$25	$7,085	$291	$8,412	$316

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

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

As of September 30, 2012, the Company’s available for sale portfolio in an unrealized loss position consisted of 22 securities.  There was one mutual fund, and 21 mortgage-backed securities in an unrealized loss position for more than twelve months at September 30, 2012.  As of December 31, 2011, the Company’s available for sale portfolio in an unrealized loss position consisted of 26 securities.  There was one mutual fund, two corporate bonds, and 23 mortgage backed securities in an unrealized loss position for more than twelve months at December 31, 2011.

The available for sale mutual funds are CRA investments that had an unrealized loss of approximately $62 thousand and $77 thousand at September 30, 2012 and December 31, 2011, respectively.  They have been in a loss position for the last two years with the greatest unrealized loss being approximately $109 thousand.  Management does not believe the mutual fund securities available for sale are other-than-temporarily impaired due to reasons of credit quality.  Unrealized losses in the mortgage-backed securities and corporate bond categories are due to the current interest rate environment and not due to credit concerns.  The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities.  As of September 30, 2012, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement for the year ended September 30, 2012.

Proceeds from the sale of securities available for sale amounted to $5.1 million and $8.8 million for the three and nine months ended September 30, 2012, with gross realized gains of $407 thousand and $420 thousand, and gross realized losses of $0 and $0, respectively.  Proceeds from the sale of securities available for sale amounted to $1.1 million and $3.0 million for the three and nine months ended September 30, 2011, with gross realized gains of $40 thousand and $80 thousand, and gross realized losses of $2 thousand and $2 thousand, respectively.

The amortized cost and estimated fair value of securities available for sale at September 30, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:
	Amortized Cost	Fair Value
	(in Thousands)

U.S. Government, Obligations of Political Subdivisions and Corporate bond:
After one to five years	$3,610	$3,709
After five to ten years	7,126	7,590
After ten years	4,100	4,292
Total	14,836	15,591
Mortgage-backed securities	13,028	13,293
Equity securities	50	49
Mutual funds	3,106	3,044
Total	$31,020	$31,977

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The following summarizes the amortized cost and estimated fair value of securities held to maturity at September 30, 2012 and December 31, 2011 with gross unrealized gains and losses therein:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies)	$150,191	$414	$2	$150,603
Obligations of state and political subdivisions	16,184	1,365	-	17,549
Corporate and other	1,591	5	2	1,594

	$167,966	$1,784	$4	$169,746

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies)	$220,728	$843	$12	$221,559
Obligations of state and political subdivisions	18,684	1,073	-	19,757
Corporate and other	1,773	-	67	1,706

	$241,185	$1,916	$79	$243,022

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2012
U.S. Government (including agencies)	$998	$2	$-	$-	$998	$2
Obligations of state and Political subdivisions	-	-	-	-	-	-
Corporate and other	498	2	-	-	498	2
	$1,496	$4	$-	$-	$1,496	$4

December 31, 2011
U.S. Government (including agencies)	$18,983	$12	$-	$-	$18,983	$12
Corporate and other	1,706	67	-	-	1,706	67
	$20,689	$79	$-	$-	$20,689	$79

At September 30, 2012, the Company’s held to maturity debt securities portfolio consisted of approximately 92 securities, of which two were in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. No OTTI charges were recorded for the nine months ended September 30, 2012. The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

The amortized cost and estimated fair value of securities held to maturity at September 30, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:
	Amortized Cost	Fair Value
	(In Thousands)

One year or less	$60	$60
After one to five years	55,159	55,451
After five to ten years	103,024	103,865
After ten years	9,723	10,370
Total	$167,966	$169,746

Approximately $111.0 million of securities held to maturity are pledged as collateral for Federal Home Loan Bank of New York (“FHLBNY”) advances, borrowings, and deposits at September 30, 2012.

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The following tables set forth the composition of our mortgage- backed securities portfolio as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Government National Mortgage Association	$6,745	$269	$170	$6,844
Federal Home Loan Mortgage Corporation	139,085	7,519	676	145,928
Federal National Mortgage Association	228,857	17,975	4	246,828
Collateralized mortgage obligations-GSEs	3,957	167	-	4,124

	$378,644	$25,930	$850	$403,724

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Government National Mortgage Association	$7,906	$229	$111	$8,024
Federal Home Loan Mortgage Corporation	181,779	6,851	580	188,050
Federal National Mortgage Association	242,568	13,412	5	255,975
Collateralized mortgage obligations-GSEs	6,270	236	-	6,506

	$438,523	$20,728	$696	$458,555

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2012
Government National Mortgage Association	$-	$-	$1,081	$170	$1,081	$170
Federal Home Loan Mortgage Corporation	13,715	675	92	1	13,807	676
Federal National Mortgage Association	1,690	3	149	1	1,839	4
	$15,405	$678	$1,322	$172	$16,727	$850

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

December 31, 2011
Government National Mortgage Association	$-	$-	$1,719	$111	$1,719	$111
Federal Home Loan Mortgage Corporation	22,768	576	87	4	22,855	580
Federal National Mortgage Association	-	-	222	5	222	5
	$22,768	$576	$2,028	$120	$24,796	$696

As of September 30, 2012, there were three Government National Mortgage Association securities, 21 Federal Home Loan Mortgage Corporation securities, three Federal National Mortgage Association, and no collateralized mortgage obligation securities in unrealized loss positions. Management does not believe that any of the individual unrealized losses represent an OTTI.  The unrealized losses on mortgage-backed securities relate primarily to fixed interest rate and, to a lesser extent, adjustable interest rate securities.  Such losses are the result of changes in interest rates and not credit concerns. Roma Bank, the Investment Co. and RomAsia Bank do not intend to sell these securities and it is not more likely than not that they will be required to sell these securities, therefore, no OTTI charge is required.

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The amortized cost and estimated fair value of mortgage backed securities held to maturity at September 30, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In Thousands)
One year or less	$1,693	$1,690
After one to five years	7,604	7,921
After five to ten years	81,576	88,809
After ten years	287,771	305,304
Total	$378,644	$403,724

NOTE I - LOANS RECEIVABLE, NET

Loans receivable, net, at September 30, 2012 and December 31, 2011 were comprised of the following (in thousands):

	September 30,	December 31,
	2012	2011
Real estate mortgage loans:
Residential mortgage	$435,979	$394,206
Commercial real estate	310,074	292,646
	746,053	686,852
Construction:
Commercial real estate	13,686	23,756
Residential	9,187	11,095
	22,873	34,851
Consumer:
Home equity	221,603	217,472
Other	1,327	1,381
	222,930	218,853
Commercial	47,727	39,184

Total loans	1,039,583	979,740
Less:
Allowance for loan losses	8,122	5,416
Deferred loan fees	1,430	1,139
Loans in process	15,167	10,796
	24,719	17,351
Total loans receivable, net	$1,014,864	$962,389

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(In thousands)
Commercial	$994	$495
Commercial real estate	21,789	17,699
Commercial real estate – construction	3,491	2,886
Residential mortgage	11,942	11,949
Residential construction	6,672	9,984
Home equity and other consumer	2,388	1,964
Total	$47,276	$44,977

A loan is considered impaired when based on current information and events; it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loans, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following table summarizes information in regards to impaired loans by loan portfolio as of September 30, 2012 and the nine months then ended:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Commercial	$ 2,015	$ 4,000	$ -
Commercial real estate	36,992	39,956	-
Commercial real estate - construction	3,491	3,491	-
Residential mortgage	18,810	20,885	-
Residential construction	7,089	8,834	-
Home equity and other consumer	4,204	4,527	-
	$ 72,601	$ 81,693	$ -

	Three Months Ended September 30, 2012		Nine months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial	$ 2,150	$ 27	$ 1,809	$ 87
Commercial real estate	36,396	109	37,653	491
Commercial real estate - construction	3,722	-	5,745	2
Residential mortgage	18,427	104	18,855	343
Residential construction	7,431	-	8,653	12
Home equity and other consumer	4,170	31	3,778	98
	$ 72,296	$ 271	$ 76,493	$ 1,033

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

At September 30, 2012, impaired loans included $37.0 million of loans, net of credit marks of $9.6 million, which were acquired in the Company’s acquisition of Sterling Banks Inc. in July 2010. Loans totaling $9.1 million from the legacy Roma and RomAsia portfolio’s are also included in this total and classified because they are troubled debt restructurings, have related loans that are non-performing, or are considered impaired because there was evidence of deterioration of credit quality, since origination, primarily collateral-related.

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

NOTE I - LOANS RECEIVABLE, NET (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of loans receivable by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2012 (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$100	$-	$994	$1,094	$46,633	$47,727	$133
Commercial real estate	5,172	1,665	12,103	18,940	291,134	310,074	-
Commercial real estate – constr.	-	-	-	-	13,686	13,686	-
Residential mortgage	5,368	2,740	12,314	20,422	415,557	435,979	118
Residential construction	307	-	7,172	7,479	1,708	9,187	-
Home equity and other consumer	1,680	67	2,388	4,135	218,795	222,930	-
Total	$12,627	$4,472	$34,971	$52,070	$987,513	$1,039,583	$251

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011 (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$-	$-	$495	$495	$38,689	$39,184	$-
Commercial real estate	1,607	845	17,509	19,961	272,685	292,646	614
Commercial real estate – constr.	-	-	2,886	2,886	20,870	23,756	-
Residential mortgage	3,733	6,428	12,498	22,659	371,547	394,206	549
Residential construction	-	-	9,984	9,984	1,111	11,095	-
Home equity and other consumer	324	1,484	2,192	4,000	214,853	218,853	228
Total	$5,664	$8,757	$45,564	$59,985	$919,755	$979,740	$1,391

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful in accordance with the Company’s internal risk rating system as of September 30, 2012 (In thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$44,065	$1,826	$1,836	$-	$47,727
Commercial real estate	255,817	20,853	33,404	-	310,074
Commercial real estate- construction	10,195	-	3,491	-	13,686
Residential mortgage	418,072	1,347	16,560	-	435,979
Residential construct.	2,186	-	7,001	-	9,187
Home equity and other consumer	219,479	361	3,090	-	222,930
Total	$949,814	$24,387	$65,382	$-	$1,039,583

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

            NOTE I - LOANS RECEIVABLE, NET (Continued)

            Al lowance for Credit Losses and Recorded Investment in Financing Receivables
At        and For the Three Months and Nine months Ended September 30, 2012 and 2011

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In Thousands)
Allowance for credit losses:
Three months ended 9/30/11
Beginning balance	$450	$5,662	$2,201	$1,755	$-	$644	$10,712
Charge-offs	(243)	(714)	-	-	-	(11)	(968)
Recoveries	-	-	-	-	-	9	9
Provisions	167	444	(5)	154	-	11	771
Ending Balance	$374	$5,392	$2,196	$1,909	$-	$653	$10,524
Three months ended 9/30/12
Beginning balance	$1,084	$3,687	$601	$1,059	$-	$438	$6,869
Charge-offs	(275)	(1,096)	(135)	(10)	-	(11)	(1,527)
Recoveries	-	23	-	-	-	1	24
Provisions	473	1,996	30	206	-	51	2,756
E Ending Balance	$1,282	$4,610	$496	$1,255	$-	$479	$8,122
Nine months ended 9/30/11
Beginning balance	$654	$4,922	$2,097	$1,799	$-	$372	$9,844
Charge-offs	(448)	(1,224)	(255)	(182)	-	(108)	(2,217)
Recoveries	-	-	-	-	-	13	13
Provisions	168	1,694	354	292	-	376	2,884
E Ending Balance	$374	$5,392	$2,196	$1,909	$-	$653	$10,52 4
N Nine months ended 9/30/12
Beginning balance	$199	$2,181	$668	$1,705	$-	$663	$5,416
Charge-offs	(387)	(2,015)	(297)	(9)	-	(35)	(2,743)
Recoveries	-	33	-	-	-	8	41
Provisions	1,470	4,411	125	(441)	-	(157)	5,408
Ending Balance	$1,282	$4,610	$496	$1,255	$-	$479	$8,122
Ending Balances: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
collectively evaluated for impairment	$1,282	$4,610	$496	$1,255	$-	$479	$8,122
loans acquired with deteriorate credit quality*	$-	$-	$-	$-	$-	$-	$-

*         The Company has taken no subsequent impaired provisions on loans acquired.

NOT
NOTE I - LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At and For the Nine Months Ended September 30, 2012

	Commercial	Commercial Real Estate	Commercial Real Estate- Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
Loans Receivable:				(In thousands)

Ending balance	$47,727	$310,074	$13,686	$435,979	$9,187	$222,930	$1,039,583
Ending balance: individually evaluated for impairment	62	25,317	3,491	4,602	-	2,144	35,616
Ending balance: legacy Roma collectively evaluated for impairment	37,144	223,518	10,195	377,597	2,098	179,928	830,480
Ending balance: acquired loans collectively evaluated for impairment	8,569	49,563	-	39,572	-	38,798	136,502
Ending balance: loans acquired with deteriorated credit quality	$1,952	$11,676	$-	$14,208	$7,089	$2,060	$36,985

NOTE I - LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At December 31, 2011

	Commercial	Commercial Real Estate	Commercial Real Estate- Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In thousands)
Allowance for credit losses:
Ending Balance	$199	$2,181	$668	$1,705	$-	$663	$5,416
Ending Balance: individually evaluated for impairment	$-	$41	$-	$-	$-	$-	$41
Ending Balance: collectively evaluated for impairment	$199	$2,140	$668	$1,705	$-	$663	$5,375
Ending Balance: * loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

*The Company has taken no subsequent impaired provision on loans acquired.

NOTE I - LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
At December 31, 2011

	Commercial	Commercial Real Estate	Commercial Real Estate-Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
				(In thousands)
Loans Receivable:
Ending balance	$39,184	$292,646	$23,756	$394,206	$11,095	$218,853	$979,740
Ending balance: individually evaluated for impairment	561	27,056	7,290	4,797	-	1,671	41,375
Ending balance: legacy Roma collectively evaluated for impairment	23,808	193,637	16,466	329,379	878	167,510	731,678
Ending balance: acquired loans collectively evaluated for impairment	13,774	61,460	-	46,381	-	47,638	169,253
Ending balance: loans acquired with deteriorated credit quality	$1,041	$10,493	$-	$13,649	$10,217	$2,034	$37,434

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table summarizes information regarding troubled debt restructuring as of September 30, 2012 ($ in thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Commercial Real Estate - Roma Bank	5	$7,051	$8,147
Commercial Real Estate - RomAsia	1	$721	$721

There were no troubled debt restructurings that subsequently defaulted. There were no loans modified as trouble debt restructurings during the nine months ended September 30, 2012.

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

NOTE J – REAL ESTATE HELD FOR SALE

The Company acquired in the merger a former branch site and a loan center. In January 2012, the former branch was sold at a loss of $3 thousand.  At September 30, 2012, the remaining location was available for sale and carried at lower of cost or market.

NOTE K - DEPOSITS

A summary of deposits by type of account as of September 30, 2012 and December 31, 2011 is as follows (dollars in thousands):

	September 30, 2012		December 31, 2011
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand:
Non-interest bearing checking	$71,966	0.00%	$63,766	0.00%
Interest bearing checking	220,167	0.11%	198,598	0.16%
	292,133	0.08%	262,364	0.20%
Savings and club	513,038	0.29%	517,124	0.44%
Certificates of deposit	687,314	1.36%	796,118	1.62%
Total	$1,492,485	0.74%	$1,575,606	0.98%

NOTE L – FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE AND SUBORDINATED DEBENTURES

At September 30, 2012 and December 31, 2011, the Company had outstanding amortizing FHLBNY advances as follows (dollars in thousands):

	September 30, 2012		December 31, 2011
		Interest		Interest
	Amount	Rate	Amount	Rate

Maturing:
February 1, 2016	$393	2.11%	$444	2.11%
March 14, 2016	726	1.79%	872	1.79%
January 18, 2017	13,290	1.03%	-	-
May 15, 2017	1,159	1.12%	-	-
June 3, 2019	1,466	1.05%	-	-
May 31, 2022	1,465	1.53%	-	-
Total amortizing loans	$18,499		$1,316

NOTE L – FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE AND SUBORDINATED DEBENTURES (Continued)

At September 30, 2012 and December 31, 2011, the Company also had outstanding fixed maturity FHLBNY advances totaling $34.8 million and $32.0 million, respectively. The borrowings are as follows (in thousands):

09/30/2012	12/31/2011	Interest Rate	Maturity Date
$23,000	$23,000	3.90%	10/29/2017
-	750	0.60%	02/22/2012
-	3,500	1.47%	03/19/2012
750	750	1.17%	02/22/2013
1,500	1,500	2.09%	03/19/2013
500	500	1.52%	12/23/2013
500	500	1.73%	02/24/2014
500	500	2.08%	12/22/2014
500	500	2.61%	12/21/2015
500	500	3.08%	12/21/2016
692	-	1.00%	03/14/2016
1,000	-	0.51%	03/19/2013
1,000	-	0.72%	03/19/2014
1,000	-	0.98%	03/19/2015
870	-	1.21%	04/12/2017
1,073	-	1.21%	04/12/2017
1,403	-	0.80%	08/22/2016
$34,788	$32,000

Securities sold under agreements to repurchase are treated as financings and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at September 30, 2012 and December 31, 2011. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015, at 3.22%; $20.0 million maturing in 2018, callable at 08/22/11, at 3.51%; and $10.0 million maturing in 2018, callable at 08/22/13, at 3.955%. The repurchase agreement is collateralized by securities described in the underlying agreement which are held in safekeeping by the FHLBNY. At September 30, 2012, the fair value of the mortgage-backed securities used as collateral under the repurchase agreement was approximately $56.3 million.

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

NOTE M – RETIREMENT PLANS

Components of net periodic pension cost for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011

Service cost	$179	$136	$537	$408
Interest cost	180	173	540	519
Expected return on plan assets	(204)	(193)	(612)	(579)
Amortization of unrecognized net loss	192	86	576	258
Amortization of unrecognized past service liability	3	4	9	12

Net periodic benefit expense	$350	$206	$1,050	$618

The Company expects to make contributions of approximately $1,172,000 during 2012.

NOTE N – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit.  Outstanding loan commitments at September 30, 2012 were as follows (in thousands):

September 30,
2012
Residential mortgage and equity loans	$26,666
Commercial loans committed not closed	13,763
Commercial lines of credit	36,402
Consumer unused lines of credit	65,147
Commercial letters of credit	3,190
$145,168

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at September 30, 2012 and December 31, 2011 is as follows (in thousands):

	September 30, 2012	December 31, 2011
Standby by letters of credit	$3,190	$2,926
Outstanding loan and credit line commitments	$141,978	$91,802

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

NOTE N – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (Continued)

The Banks have non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2012: (In thousands)

Year Ended September 30:

2013	$1,176
2014	1,040
2015	864
2016	889
2017	899
Thereafter	7,975
Total Minimum Payments Required	$12,843

Included in the total required minimum lease payments is $1,577,521 of payments to the LLC. The Company eliminates these payments in consolidation.

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

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value September 30, 2012
	(In Thousands)
Mortgage backed securities- U.S. Government Sponsored Enterprises (GSEs)	$-	$13,293	$-	$13,293
Obligations of state and political subdivisions	-	3,887	-	3,887
U.S. Government (including agencies)	-	10,722	-	10,722
Corporate bond	-	982	-	982
Equity securities	-	49	-	49
Mutual funds	-	3,044	-	3,044
Securities available for sale	$-	$31,977	$-	$31,977

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy, used at December 31, 2011 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value September 30, 2012
	(In Thousands)
Mortgage backed securities- U.S. Government Sponsored Enterprises (GSEs)	$-	$23,368	$-	$23,368
Obligations of state and political subdivisions	-	5,606	-	5,606
U.S. Government (including agencies)	-	9,639	-	9,639
Corporate bond	-	894	-	894
Equity securities	-	49	-	49
Mutual funds	-	2,935	-	2,935
Securities available for sale	$-	$42,491	$-	$42,491

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value September 30, 2012
	(In Thousands)

Impaired loans	$-	$-	$17,226	$17,226
Real estate and other assets owned	$-	$-	$7,905	$7,905
Real estate held for sale	$-	$-	$640	$640

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Roma Financial Corporation has utilized level 3 inputs to determine fair value:

Quantitative Information About Level 3 Fair Value Measurements

Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
	(In Thousands)

Impaired loans	$17,226	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% to 20.0% (2)
Real estate and other assets owned	$7,905	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% to 10.0% (2)
Real estate held for sale	$640	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% (2)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses are presented as a percent of the appraisal.

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between Level 1, 2, and 3 for the nine months ended September 30, 2012.

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

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011.

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans carried at fair value are those impaired loans in which the Company has measured impairment generally based on the fair value of the related loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at September 30, 2012 consists of the loan balances of $22.0 million, net of cumulative charge offs of $4.8 million. The fair value at December 31, 2011 consists of the loan balances of $24.4 million, net of cumulative charge offs of $5.6 million. The fair value measurement of impaired loans is Level 3 in the fair value hierarchy.

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

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments was not considered material as of September 30, 2012 and December 31, 2011.

The carrying amounts and estimated fair values of financial instruments as of September 30, 2012 are as follows:

	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$110,155	$110,155	$110,155	$-	$-
Securities available for sale	31,977	31,977	-	31,977	-
Investment securities held to maturity	167,966	169,746	-	169,746	-
Mortgage-backed securities held to maturity	378,644	403,724		403,724	-
Loans receivable	1,014,864	1,039,191	-	-	1,039,191
Federal Home Loan Bank of New York and ACBB Stock	8,459	8,459	-	8,459	-
Accrued interest receivable	6,084	6,084	6,084	-	-

Financial liabilities:
Deposits	1,492,485	1,514,158	-	1,514,158	-
Federal Home Loan Bank of New York Advances	53,287	57,711	-	57,711	-
Securities sold under agreements to Repurchase	40,000	46,222	-	46,222	-
Accrued interest payable	513	513	513	-	-

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The carrying amounts and estimated fair values of financial instruments as of December 31, 2011 are as follows:

	December 31, 2011
	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash a Cash and cash equivalents	$84,659	$84,659
Securities available for sale	42,491	42,491
Investment securities held to maturity	241,185	243,022
Mortgage-backed securities held to maturity	438,523	458,555
Loans receivable	962,389	981,842
Federal Home Loan Bank of New York and ACBB Stock	5,798	5,798
Accrued interest receivable	6,492	6,492

Financial liabilities:
Deposits	1,575,606	1,584,852
Federal Home Loan Bank of New York Advances	33,316	37,462
Securities sold under agreements to Repurchase	40,000	45,529
Subordinated debentures	1,915	1,915
Accrued interest payable	646	646

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

NOTE P –ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss) at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011
	(In Thousands)

Net unrealized gain on securities available for sale	$956		$842
Tax effect	(407)		(354)
Net of tax amount	549		488

Minimum pension liability	(8,541)		(8,541)
Tax effect	3,416		3,416
Net of tax amount	(5,125)		(5,125)

Accumulated other comprehensive income (loss)	(4,576)		(4,637)
Accumulated other comprehensive income (loss) attributable to noncontrolling interest	(37)		-
Accumulated other comprehensive income (loss) attributable to Roma Financial Corporation	$(4,613)	$	(4,637)

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

General

Total assets decreased by $53.0 million to $1.8 billion at September 30, 2012 compared to $1.9 billion at December 31, 2011. Total liabilities decreased $53.8 million to $1.6 billion at September 30, 2012 compared to $1.7 billion at December 31, 2011.  Total stockholders’ equity increased $.8 million to $218.8 million at September 30, 2012 compared to $218.0 million at December 31, 2011. The decrease in assets was primarily attributable to investment security calls and principal paydowns of $108.0 million; partially offset by an increase in loans of $52.9 million and an increase in cash of $25.5 million. The decrease in liabilities was primarily attributable to a decrease in deposits of $83.1 million, partially offset by an increase in FHLBNY Advances of $20.0 million.

Deposits

Total deposits decreased $83.1 million to $1.5 billion at September 30, 2012, compared to $1.6 billion at December 31, 2011. Non-interest bearing demand deposits increased $8.2 million to $72.0 million at September 30, 2012, and interest bearing demand deposits increased $21.6 million to $220.2 million. Savings and club accounts decreased $4.1 million to $513.0 million, and certificates of deposit decreased $108.8 million to $687.3 million at September 30, 2012. The Company has steadily lowered deposit rates to improve interest margins as yields on earning assets continued to contract.

Investments (Including Mortgage-Backed Securities)

The investment portfolio decreased $143.6 million to $578.6 million at September 30, 2012, compared to $722.2 million at December 31, 2011. Securities available for sale decreased $10.5 million to $32.0 million at September 30, 2012, compared to $42.5 million at December 31, 2011, primarily due to calls and principal payments. Investments held to maturity decreased $73.2 million to $168.0 million at September 30, 2012, compared to $241.2 million at December 31, 2011, primarily due to calls. Mortgage-backed securities decreased $59.9 million to $378.6 million at September 30, 2012, compared to $438.5 million at December 31, 2011, primarily due to calls and principal payments. Yields on these long-term investments are very low and pose a high degree of interest rate risk in a rising rate environment.

Loans

Net loans increased by $52.5 million to $1,014.9 million at September 30, 2012, compared to $962.4 million at December 31, 2011.  Commercial and multi-family real estate mortgages increased $26.0 million to $357.8 million at September 30, 2012, compared to $331.8 million at December 31, 2011. Gross construction loans decreased $12.0 million to $22.9 million at September 30, 2012, compared to $34.8 million at December 31, 2011. Residential and consumer loans increased $45.8 million to $658.9 million at September 30, 2012 compared to $613.1 million at December 31, 2011.

Other Assets

All other asset categories, except cash and cash equivalents, increased by $12.6 million from December 31, 2011 to September 30, 2012. This increase was primarily caused by the purchase of an additional $4.5 million of bank owned life insurance and an increase of $4.6 million in real estate acquired primarily in foreclosure actions.

Federal Home Loan Bank of New York Advances

The $20.0 million increase in FHLBNY advances to $53.3 million at September 30, 2012, compared to $33.3 million at December 31, 2011, was due to additional advances of $26.2 million, offset by repayments of $6.2 million.  FHLBNY offers its members funds at rates that are more attractive than the competitive deposit market.

Other Liabilities

Other liabilities increased $9.4 million to $30.5 million at September 30, 2012. The net increase was primarily due to an increase of $12.0 million in securities purchased and not settled at September 30, 2012, offset by a decrease from the repayment of subordinated debentures of $1.9 million.

Stockholders’ Equity

Stockholders’ equity increased $.8 million to $218.8 million at September 30, 2012 compared to $218.0 million at December 31, 2011. The net increase was primarily caused by net income of $2.8 million, mostly offset by dividends paid and declared of $1.7 million.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General

Net income decreased $1.8 million to $0.3 million for the quarter ended September 30, 2012, compared to $2.1 million for the prior year period. The decrease is primarily related to losses on the degradation of real estate owned and a decrease in net interest income, after provision for loan losses, of $2.7 million.  The decrease in net income was primarily attributable to an increase in the provision for loan losses of $2.0 million and a decrease in interest income on investment securities and mortgage backed securities of $2.2 million; partially offset by a decrease in interest expense on deposits of $1.3 million.

Interest Income

Interest income decreased by $2.4 million to $15.9 million for the three months ended September 30, 2012 compared to $18.4 million for the prior year period. The decrease was primarily caused by a decrease of $1.2 million in interest income from investments securities and $1.0 million in interest income from mortgage-backed securities. The Company has experienced security calls of $193.9 million since January 1, 2012. Because the demand for commercial loans continues to be sluggish, and the majority of the thirty year mortgages are being sold, proceeds from called securities are being reinvested in shorter term securities at much lower yields. Interest income from loans decreased $153 thousand to $11.5 million for the three months ended September 30, 2012.  Interest income from residential mortgage loans increased $16 thousand over the comparable quarter ended September 30, 2011, while interest income from equity loans increased $38 thousand.  The weighted average interest rates for mortgage and equity loans at September 30, 2012 were 4.61% and 4.59%, respectively, compared to 5.50% and 5.80%, respectively, in the prior year.  Interest income from commercial and multifamily mortgage loans and commercial and industrial loans decreased $321 thousand from period to period.  The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 4.65% at September 30, 2012, and 5.81% at September 30, 2011. Loan fees increased by $114 thousand.

Interest Expense

Interest expense decreased $1.7 million for the three month period ended September 30, 2012 to $3.6 million compared to $5.3 million for the three months ended September 30, 2011. The decrease was primarily due to a $1.3 million decrease in interest paid on deposits. Total deposits have decreased by $83.1 million over the nine month period ended September 30, 2012. The Company has continued to lower rates to better manage interest margins since the beginning of 2012; the weighted average interest rate has decreased 34 basis points to 0.74% at September 30, 2012, compared to 1.08% at September 30, 2011. Interest expense on borrowed funds decreased $350 thousand to $353 thousand.

Provision for Loan Losses

The loan loss provision for the three months ended September 30, 2012 increased $2.0 million to $2.8 million. The increase in the provision is primarily related to an increase in the allowance methodology environmental factor relating to historical losses and loan growth.

Total non-performing loans were $47.3 million and $45.0 million at September 30, 2012 and December 31, 2011, respectively. The legacy Roma and RomAsia non-performing loans were $28.2 million and $23.4 million at September 30, 2012 and December 31, 2011, respectively. The allowance for loan losses to non-performing legacy Roma and RomAsia loans was 36.1% and 23.1% at September 30, 2012 and December 31, 2011, respectively, and allowance for loan loss to total legacy Roma and RomAsia loans represented 0.93% and 0.71%, respectively, for the same periods of time.  Total loans are net of $9.1 million and $10.2 million of credit marks on the acquired loans at September 30, 2012 and December 31, 2011, respectively.  Total allowance for loan loss and credit marks were 1.81% and 1.83% of total gross loans at September 30, 2012 and December 31, 2011.

Management believes that the impaired loans remain sufficiently collateralized and where needed, appropriate charge offs have occurred, or credit marks, have been established.  The Company is taking a proactive approach in identifying loans at an early stage that may be experiencing cash flow deterioration or collateral weakening even though the loan remains current.  The Company obtains new appraisals at least annually on substandard assets.

Non-Interest Income

Non-interest income increased $935 thousand to $2.5 million for the three months ended September 30, 2012, compared to $1.6 million for the three months ended September 30, 2011.  The net increase was chiefly derived from increases in: gains on sale of mortgage loans of $576 thousand; income from bank owned life insurance of $53 thousand; commissions on the sale of title policies of $119 thousand; gain on sale of securities of $369; and, $91 thousand in other non-interest income primarily related to mortgage servicing rights income and ATM fees, offset by decreases of $15 thousand in fees and service charges and $258 on sale of real estate owned.

Non-Interest Expense

Non-interest expense increased $918 thousand to $11.6 million for the three months ended September 30, 2012 compared to $10.7 million for the three months ended September 30, 2011. Salaries and employee benefits increased $272 thousand to $6.4 million for the three months ended September 30, 2012, compared to the same period in the prior year. This increase is reflective of annual salary increases as well as increase in compensation expense related to equity incentive plans and pension costs. Overall FTEs declined by 5 from year to year primarily in branch personnel as management realigned staff to reduce salary costs. Net occupancy of premises expense decreased $113 thousand for the three month period ended September 30, 2012.  Loan expense for commercial and mortgage loans increased $330 thousand from period to period primarily related to the costs associated with redeeming tax certificates and collection costs on impaired loans. Other non-interest expenses increased by $429 thousand to $3.4 million for the three months ended September 30, 2012, compared to $3.0 million for the same period in the prior year.

Provision for Income Taxes

Income tax expense decreased by $909 thousand to $122 thousand for the three months ended September 30, 2012, compared to $1.0 million for the three months ended September 30, 2011 as a result of lower pre-tax income. Income tax expense, represented an effective rate of  24.8% for the three months ended September 30, 2012, compared to 32.3% in the prior year quarter. The Company pays a state tax rate of 3.6% on the taxable income of the Investment Company and 9.0 % on the taxable income of the other entities.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

General

Net income declined $2.7 million to $2.7 million for the nine months ended September 30, 2012, compared to $5.4 million for the prior year period. The decrease was primarily related to losses on the degradation of real estate owned and a decrease in net interest income after the provision for loan losses of $3.9 million. An increase in non-interest expense of $2.7 million and increase in the provision for loan losses increased $2.5 million. The decrease in income was partially offset by an increase of $2.4 million in non-interest income, and a decrease of $1.5 million in the provision for federal and state income taxes.

Interest Income

Interest income decreased by $5.3 million to $50.4 million for the nine months ended September 30, 2012, compared to $55.7 million for the prior year period. The decrease was primarily caused by a decrease of $5.7 million in interest income from investments. The Company has experienced security calls of $193.9 million since January 1, 2012. Because the demand for commercial loans continues to be sluggish, and the majority of the thirty year mortgages are being sold, proceeds from called securities are being reinvested in shorter term securities at  much lower yields. Interest income from loans increased $342 thousand to $35.4 million for the nine months ended September 30, 2012. Interest income from residential mortgage loans decreased $295 thousand over the comparable nine months ended September 30, 2011, while interest income from equity loans increased $112 thousand.  The weighted average interest rates for mortgage and equity loans at September 30, 2012 were 4.61% and 4.59%, respectively, compared to 5.50% and 5.80%, respectively, in the prior year.  Interest income from commercial and multifamily mortgage loans and commercial and industrial loans increased $324 thousand from period to period.  The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 4.65% at September 30, 2012, and 5.81% at September 30, 2011. Loan fees increase by $201 thousand.

Interest income from mortgage-backed securities decreased $1.8 million over the comparable nine months in 2011. The decrease was primarily due to a decrease in yields. Interest income from investments held to maturity decreased $3.4 million for the nine months ended September 30, 2012. This decrease was primarily due to a decrease in the portfolio from year to year and the reinvestment of the proceeds of called securities into lower yielding investments.  Interest income on securities available for sale decreased $414 thousand from period to period.

Interest Expense

Interest expense decreased $3.9 million for the nine month period ended September 30, 2012 to $12.1 million compared to $16.0 million for the nine months ended September 30, 2011. The decrease was primarily due to a $3.8 million decrease in interest paid on deposits. Total deposits have decreased by $83.1 million over the nine month period ended September 30, 2011. The Company has continued to lower rates to better manage interest margins over the last several months; the weighted average interest rate has decreased 34 basis points to 0.74% at September 30, 2012, compared to 1.08% at September 30, 2011.

Provision for Loan Losses

The loan loss provision for the nine months ended September 30, 2012 increased $2.5 million to $5.4 million. The increase in the provision is primarily related to an increase in the allowance methodology environmental factor relating to historical losses.

Total non-accrual loans were $47.3 million and $45.0 million at September 30, 2012 and December 31, 2011, respectively. The legacy Roma and RomAsia non-performing loans were $28.1 million and $23.4 million at September 30, 2012 and December 31, 2011, respectively. The allowance for loan losses to non-performing legacy Roma and RomAsia loans was 39.2% and 23.1% at September 30, 2012 and December 31, 2011, respectively, and allowance for loan losses to total legacy Roma and RomAsia loans represented 0.93% and 0.71%, respectively, for the same periods of time.  Total loans are net of $10.6 million and $12.5 million of credit marks on the acquired loans at September 30, 2012 and December 31, 2011, respectively.  Total allowance for loan losses and credit marks were 1.81% and 1.83% of total gross loans at September 30, 2012 and December 31, 2011.

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

Management believes that the impaired loans remain sufficiently collateralized and where needed, appropriate charge offs have occurred, or credit marks, have been established.  The Company is taking a proactive approach in identifying loans at an early stage that may be experiencing cash flow deterioration or collateral weakening even though the loan remains current.  The Company obtains new appraisals at least annually on substandard assets.

Non-Interest Income

Non-interest income increased $2.1 million to $6.2 million for the nine months ended September 30, 2012, compared to $4.1 million for the nine months ended September 30, 2011.  The net increase was chiefly derived from increases in: gain on sale of mortgage loans of $1.2 million; income from bank owned life insurance of $153 thousand; $342 thousand in gain on sale of securities; $30 on fees and charges;  $161 thousand in commissions on sales of title policies; and, $411 thousand in other non-interest income primarily related to gains on calls of securities, mortgage servicing rights income and ATM fees, offset by higher losses of $155 on real estate owned sales.

Non-Interest Expense

Non-interest expense increased $2.4 million to $35.3 million for the nine months ended September 30, 2012, compared to $32.9 million for the nine months ended September 30, 2011. Salaries and employee benefits increased $825 thousand to $19.1 million for the nine months ended September 30, 2012 compared to the same period in the prior year. This increase is reflective of annual salary increases as well as increase in compensation expense related to equity incentive plans and pension costs. Overall FTE’s declined by 5 from year to year primarily in branch personnel as management realigned staff to reduce salary costs. Net occupancy of premises expense decreased $234 thousand for the nine month period ended September 30, 2012.  Loan expense for commercial and mortgage loans increased $1.1 million from period to period primarily related to the costs associated with redeeming tax certificates and collection costs on impaired loans. Other non-interest expenses increased $.7 million to $10.7 million for the nine months ended September 30, 2012, compared to $10.0 million for the same period in the prior year.

Provision for Income Taxes

Income tax expense decreased by $1.5 million to $1.1 million for the nine months ended September 30, 2012 compared to $2.6 million for the nine months ended September 30, 2011 primarily as a result of lower pre-tax income. Income tax expense, represented an effective rate of  28.2% for the nine months ended September 30, 2012, compared to 31.8% in the prior year nine months. The Company pays a state tax rate of 3.6% on the taxable income of our investment company and 9.0 % on the taxable income of the other entities.

Agreement with the OCC

On September 21, 2012, Roma bank entered into an agreement with the Office of the Comptroller of the Currency (the “OCC Agreement”), Roma Bank’s primary regulator. The OCC Agreement requires Roma Bank to take certain actions, including, but not limited to:

•
Establishing a compliance committee to oversee Roma Bank’s obligations under the OCC Agreement and to prepare and submit written progress reports to the OCC on a periodic basis regarding Roma Bank’s compliance with the terms of the Agreement;

•
Completing a review of the Board’s processes regarding oversight of management and risk management and adopting and implementing a plan, acceptable to the OCC to strengthen oversight of management and operations;

•	Adopting a plan, acceptable to the OCC, to strengthen Roma bank’s credit risk management practices;
•	Adopting and implementing a program, acceptable to the OCC, for the maintenance of an adequate allowance for loan and lease losses;
•	Adopting and implementing a program, acceptable to the OCC, to reduce Roma Bank’s interest in criticized or classified assets;
•
Adopting and implementing an updated program, acceptable to the OCC, to ensure Roma Bank’s compliance with the Bank Secrecy Act and to ensure implementation of a Bank Secrecy Act/Anti-Money laundering Risk Assessment Process;

•	Adopting, implementing and ensuring compliance with an independent internal audit program acceptable to the OCC, and;
•	Establishing a committee to ensure oversight of the Bank’s information technology activities.

Management is currently in the process of working to comply with the agreement and expects to meet the terms of the agreement in a timely and appropriate manner.

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

ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholders’ equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the ASU is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

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

The following table presents Roma Bank’s economic value of equity (“EVE”) under varying interest rate shocks as of June 30, 2012, the most recent period the EVE was calculated.  All methods used to measure interest rate sensitivity involve the use of numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, which may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates.  The Company’s interest rate sensitivity should be reviewed in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

June 30, 2012
($ thousands)				Economic value of equity as % of asset net portfolio
Changes in Rate	Amount	$ Change	% change	EVE Ratio	Basis point change
+400 bp	$ 138,920	$ (103,760)	(42.76)%	8.89%	(493)
+300 bp	175,392	(67,288)	(27.73)	10.82	(300)
+200 bp	213,960	(28,720)	(11.83)	12.77	(105)
+100 bp	237,847	(4,833)	(1.99)	13.81	(1)
0 bp	242,680	-	-	13.82	-
-100 bp	248,750	6,070	2.50	13.98	16

The following table presents RomAsia Bank’s economic value of equity under varying rate shocks as of June 30, 2012, the most recent period the EVE was calculated:

June 30, 2012
($ thousands)				Economic value of equity as % of asset net portfolio
Changes in Rate	Amount	$ Change	% change	EVE Ratio	Basis point change
+400 bp	$ 8,483	$ (11,163)	(56.82)%	6.59%	(657)
+300 bp	11,907	(7,739)	(39.39)	8.86	(430)
+200 bp	15,197	(4,449)	(22.65)	10.85	(231)
+100 bp	17,967	(1,679)	(8.55)	12.38	(78)
0 bp	19,646	-	-	13.16	-
-100 bp	19,872	226	1.15	13.16	-

ITEM 4 – Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2012.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2012.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

There were no material pending legal proceedings at September 30, 2012 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – Risk Factors

Management does not believe there were any material changes to the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2011 during the most recent quarter with the exception of the addition of the following risk factors:

We may be unable to satisfy the written agreement with the OCC which requires us to designate a significant amount of resources in order to remain in compliance.

On September 21, 2012, Roma bank entered into an agreement with the Office of the Comptroller of the Currency (the “OCC Agreement”), Roma Bank’s primary regulator. The OCC Agreement requires Roma Bank to take certain actions, including, but not limited to:

•
Establishing a compliance committee to oversee Roma Bank’s obligations under the OCC Agreement and to prepare and submit written progress reports to the OCC on a periodic basis regarding Roma Bank’s compliance with the terms of the Agreement;

•
Completing a review of the Board’s processes regarding oversight of management and risk management and adopting and implementing a plan, acceptable to the OCC to strengthen oversight of management and operations;

•	Adopting a plan, acceptable to the OCC, to strengthen Roma bank’s credit risk management practices;
•	Adopting and implementing a program, acceptable to the OCC, for the maintenance of an adequate allowance for loan and lease losses;

•	Adopting and implementing a program, acceptable to the OCC, to reduce Roma Bank’s interest in criticized or classified assets;
•
Adopting and implementing an updated program, acceptable to the OCC, to ensure Roma Bank’s compliance with the Bank Secrecy Act and to ensure implementation of a Bank Secrecy Act/Anti-Money laundering Risk Assessment Process;

•	Adopting, implementing and ensuring compliance with an independent internal audit program acceptable to the OCC, and;
•	Establishing a committee to ensure oversight of the Bank’s information technology activities.

While we are subject to the OCC Agreement, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms.  There also is no assurance that we will successfully address the OCC’s concerns in the OCC Agreement or that we will be able to fully comply with the OCC Agreement.  If we do not fully comply with the OCC Agreement, the Bank could be subject to further regulatory actions, including enforcement actions.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On December 22, 2011, the Company announced a five percent open market stock repurchase program, equivalent to 330,093 shares, in open market, based on stock availability, price and the Company’s financial performance.  The repurchase program began repurchasing shares on April 4, 2012.  The following table reports information regarding repurchases of the Company’s common stock during the quarter ended September 30, 2012:
Period	Total Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1-31, 2012	40,800	$ 9.23	40,800	215,893
August 1-31, 2012	44,400	$9.29	44,400	171,493
September 1-30, 2012	32,100	$9.49	32,100	139,393
Total	117,300	$9.33	117,300	139,393

ITEM 3 – Defaults Upon Senior Securities

    None

ITEM 4 – Mine Safety Disclosure

    Not applicable

ITEM 5 – Other Information

    Not applicable

ITEM 6 – Exhibits

31.1	Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certifications of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMA FINANCIAL CORPORATION
(Registrant)

Date:	November 5, 2012	/s/ Peter A. Inverso
Peter A. Inverso
President and Chief Executive Officer

Date:	November 5, 2012	/s/ Sharon L. Lamont
Sharon L. Lamont
Chief Financial Officer