Form 10-K
period 2012-12-31
ROMA FINANCIAL CORP
filed 2013-02-27
CIK 1355823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ YES   ☒ NO

The aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant on June 29, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $84.2 million.

As of February 25, 2013 there were 30,116,769 shares of common stock outstanding.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). In addition to the Risk Factors described in Item 1A, the following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: The strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; market volatility; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

Roma Financial Corporation, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in January 2005 in connection with the mutual holding company reorganization. The MHC has not engaged in any significant business since its formation. So long as Roma Financial Corporation MHC is in existence, it will at all times own a majority of the outstanding stock of the Company.  The MHC and the Company are now regulated as savings and loan holding companies by the Board of Governors of the Federal Reserve System (“Federal Reserve”) as successors to the Office of Thrift Supervision (“OTS”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

Roma Bank is a federally-chartered stock savings bank. It was originally founded in 1920 and received its federal charter in 1991. Roma Bank’s deposits are federally insured by the Deposit Insurance Fund as administered by the Federal Deposit Insurance Corporation (“FDIC”). Roma Bank is regulated by the Office of the Controller of the Currency (“OCC”) as successor to the OTS.

RomAsia Bank is a federally-chartered stock savings bank. It received all regulatory approvals and began operation on June 23, 2008. RomAsia Bank is regulated by the OCC as successor to the OTS. Roma Bank and RomAsia Bank are collectively referred to herein as (the “Banks”).

The Banks offer traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank operates from its main office in Robbinsville, New Jersey, and twenty-three branch offices located in Mercer, Burlington,  Camden and Ocean Counties, New Jersey. RomAsia Bank operates from two branches located in Monmouth Junction and Edison, New Jersey. As of December 31, 2012, the Banks, and their subsidiaries, had 314 full-time employees and 62 part-time employees. Roma Bank maintains a website at www.romabank.com. RomAsia Bank maintains a website at www.romasiabank.com. Information on our websites should not be treated as part of this Annual Report on Form 10-K.  The Company makes copies of its SEC filings available on the Investor Relations page of the Roma Bank website free of charge as soon as reasonably practicable after they are filed with the SEC.

The Company conducted a minority stock offering during 2006 in which 30% of its outstanding stock was sold to the public in a subscription offering. The offering closed July 11, 2006 and the net proceeds from the offering were approximately $96.1 million (gross proceeds of $98.2 million for the issuance of 9,819,562 shares, less offering costs of approximately $2.1 million). The Company also issued 22,584,995 shares to the MHC and 327,318 shares to the Roma Bank Community Foundation, Inc., resulting in a total of 32,731,875 shares issued and outstanding after the completion of the offering. A portion of the proceeds were loaned to the Roma Bank Employee Stock Ownership Plan (ESOP) to purchase 811,750 shares of the Company’s stock at a cost of $8.1 million.

On July 16, 2010, the Company completed its acquisition of Sterling Banks, Inc., the holding company for Sterling Bank.  The consideration paid in the transaction to stockholders of Sterling Banks, Inc. consisted of $2.52 per share or $14,725,000 in cash. We refer to this transaction as the “Sterling Merger”.

Throughout this document, references to “we,” “us,” or “our” refer to the Banks or Company, or both, as the context indicates.

Merger Agreement

On December 19, 2012, Roma Financial Corporation, Roma Bank and Roma Financial Corporation, MHC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Investors Bancorp, Inc. (“Investors Bancorp”), Investors Bank (“Investors Bank”) and Investors Bancorp, MHC (“Investors MHC”).  Under the terms of the Merger Agreement, Roma MHC will merge into Investors MHC, with Investors MHC surviving, to be followed by the merger of Roma Financial Corporation into Investors Bancorp, with Investors Bancorp surviving, and the merger of Roma Bank into Investors Bank, with Investors Bank surviving.  Depositors of Roma Bank will become depositors of Investors Bank, and will have the same rights and privileges in Investors MHC as if their accounts had been established in Investors Bank on the date established at Roma Bank. The merger has been approved by each company's board of directors and is subject to the approval of Investors Bancorp’s and the Company’s shareholders, the MHC members, regulatory approvals and other customary closing conditions.  In addition, on January 17, 2013, RomAsia Bank entered into an Agreement and Plan of Merger with Investors Bank that provides for the merger of RomAsia Bank with and into Investors Bank. All of the transactions are expected to close in the second quarter of 2013 assuming all required approvals have been obtained.

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

Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, de novo banks, and credit unions located in our primary market area. We also compete with mortgage banking and finance companies for real estate loans and with commercial banks and savings institutions for consumer and commercial loans, and we face competition for funds from investment products such as mutual funds, short-term money funds and corporate and government securities. There are large competitors operating throughout our total market area, and we also face strong competition from other community-based financial institutions. Approximately ten other institutions operate in the Banks’ market area, with asset sizes ranging from $150 million to $50+ billion.  As of June 30, 2012, Roma Bank was fifth in market share in Mercer County and sixth in Burlington County according to FDIC data.

Lending Activities

Analysis of Loan Portfolio.  We have traditionally focused on the origination of one- to four-family loans, which comprised approximately 42.4% of the total loan portfolio at the end of 2012. We also provide financing for commercial real estate, including multi-family dwellings, service/retail and mixed-use properties, churches and non-profit properties, and other commercial real estate. After real estate mortgage lending, consumer lending is our next largest category of lending and is primarily composed of home equity loans and lines of credit. We also originate construction loans for individual single-family residences and commercial loans to businesses and non-profit organizations, generally secured by real estate.

Loan Portfolio Composition. The following table analyzes the composition of our loan portfolio by loan category at the dates indicated. Except as set forth below, there were no concentrations of loans exceeding 10% of total loans.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Type of Loans:

Real estate mortgage - one to four family	$452,537	42.41%	$394,206	40.24%	$358,503	39.41%	$251,937	42.21%	$230,956	43.63%
Real estate mortgage - multi-family and commercial	321,586	30.14	292,646	29.87	273,177	30.03	172,334	28.87	128,990	24.37
Commercial business	49,169	4.60	39,184	4.00	36,125	3.97	12,302	2.06	5,762	1.09
Consumer:
Home equity and second mortgage	216,383	20.28	217,472	22.20	202,926	22.31	133,199	22.32	133,855	25.28
Other	1,354	0.13	1,381	0.14	1,760	0.19	1,024	0.16	943	0.17
Total consumer loans	217,737	20.41	218,853	22.33	204,686	22.50	134,223	22.48	134,798	25.45
Construction	26,016	2.44	34,851	3.56	37,197	4.09	26,162	4.38	28,899	5.46
Total loans	1,067,045	100.00%	979,740	100.00%	909,688	100.00%	596,958	100.00%	529,405	100.00%
Less:
Construction loans in process	19,503		10,796		5,339		5,524		6,543
Allowance for loan losses	8,669		5,416		9,844		5,243		2,223
Deferred loan (costs) and fees, net	1,469		1,139		663		432		233
	29,641		17,351		15,846		11,199		8,999
Loans receivable, net	$1,037,404		$962,389		$893,842		$585,759		$520,406

Loan Maturity Schedule. The following tables set forth the maturity of our loan portfolio at December 31, 2012. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. Loans are stated in the following tables at contractual maturity and actual maturities could differ due to prepayments.

	Real estate mortgage- One to four family	Real estate mortgage - Multi-family and commercial	Commercial Business	Home equity and second mortgage loans	Other	Construction	Total
	(In thousands)
Amounts Due:
Within 1 Year	$9,033	$37,078	$20,439	$828	$1,264	$25,327	$93,969
After 1 year:
1 to 3 years	453	15,260	2,988	3,564	90	687	23,044
3 to 5 years	2,928	25,227	5,376	14,821	-	-	48,352
5 to 10 years	25,354	63,896	17,669	52,961	-	-	159,880
10 to 15 years	98,316	46,026	2,252	63,721	-	-	210,315
Over 15 years	316,453	134,099	445	80,488	-	-	531,485
Total due after one year	443,504	284,508	28,730	215,555	90	687	973,076

Total amount due	$452,537	$321,586	$49,169	$216,383	$1,354	$26,016	$1,067,045

The following table sets forth the amount of all loans at December 31, 2012 that are due one year or more after December 31, 2012.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

Real estate mortgage – one to four family	$361,465	$82,039	$443,504
Real estate mortgage - multi-family and commercial	124,579	159,929	284,508
Commercial business	15,245	13,485	28,730
Construction	397	292	689
Consumer:
Home equity and second mortgage loans	164,985	50,570	215,555
Auto and other	90	-	90
Total	$666,761	$306,315	$973,076

Residential Mortgage Lending. Our primary lending activity consists of the origination of oneto four family first mortgage loans. Fixed rate, conventional mortgage loans are offered by the Banks with repayment terms ranging from ten years to forty years. One, three, five, seven, ten and fifteen year adjustable rate mortgages, or ARMs, are offered at rates based upon the one year U.S. Treasury Bill rate plus a margin. After the initial one, three, five, seven, ten or fifteen year term, the Banks’ ARMs reset on an annual basis and, with the exception of the seven and fifteen year ARM, have two percent annual increase caps and six percent lifetime adjustment caps. The seven year product has an initial first adjustment cap of five percent (two percent thereafter) and a lifetime adjustment cap of six percent. There are no floors on the rate adjustments.

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

One to four family first mortgage loans in excess of 80% loan-to-value for single family or detached residences and 75% on condominium units typically require private mortgage insurance. The Banks will originate residential mortgage loans up to a maximum of 95% loan-to-value. Underwriting guidelines prescribe a maximum debt-to-income ratio of forty percent; however, the Banks may approve loans with higher debt ratios with the requirement for a risk premium of twenty-five to fifty basis points above the prevailing rate.

All of the Banks’ residential mortgage loan products are available to finance any owner occupied, primary or secondary (e.g., vacation homes), one- to four-family residential dwelling. Loans for non-owner occupied one  to four family residences are originated in accordance with the Banks’ commercial real estate lending policies as investment properties and are included under the commercial real estate category in the loan tables set forth herein.

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

We typically require personal guarantees on the majority of commercial loans. Values are established by conforming real estate appraisals. The Banks’ guidelines for commercial real estate collateral are currently as follows:

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

The pricing for fixed rate commercial real estate mortgage loans provides for rate adjustments after an initial term (generally five years), and at each anniversary thereafter, based on a margin plus the Banks’ Reference Rate which is published in the Wall Street Journal as the prime interest rate, the London Interbank Offered Rate (“LIBOR”), the 5 year Federal Home Loan Bank of New York rate (“FHLBNY”) or the Federal Reserve 5 year, H-15, constant maturity Treasury rate, as applicable.

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

Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500 thousand or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of December 31, 2012, Roma Bank’s loans to one borrower legal limit was $25.8 million. However, Roma Bank has set an internal limit of $5.0 million for the origination of loans to one borrower. RomAsia Bank’s legal limit is $2.3 million with and internal limit of $1.5 million.

Roma Bank’s Commercial Loan Policy requires Roma Bank Board approval for loans in excess of $5.0 million. Prior to presentation to the Roma Bank Board, the loan request is underwritten in accordance with policy and presented to the Officers’ Commercial Loan Committee for its consideration and recommendation to the Roma Bank Board for approval. The Roma Bank Board’s determination to grant a credit in excess of the $5.0 million internal limit is based upon thorough underwriting which must clearly demonstrate repayment ability and collateral adequacy. Additionally, these loans are approved only if the loan can be originated on terms which suit the needs of the borrower without exposing the Banks to unacceptable credit risk and interest rate risk. RomAsia Bank’s Commercial Loan Policy requires the RomAsia Board Loan Committees approval for loans in excess of $1.0 million.

At December 31, 2012, Roma Bank’s largest single borrower had an aggregate loan balance of approximately $15.2 million, secured by commercial real estate. The second largest single borrower had an aggregate loan balance of approximately $9.6 million, secured by commercial real estate. The third largest borrower had an aggregate loan balance of $8.3 million comprised of commercial real estate loans.  At December 31, 2012, the loans of these first and second borrowers were current and performing in accordance with the terms of their loan agreements. The $8.0 million loan to the third largest borrower is a TDR that is performing according to the terms of the restructure.

Loan Originations, Purchases, Sales, Solicitation and Processing. The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Loan originations and draws:
Real estate mortgage - one-to-four family	$216,625	$118,774	$101,590
Real estate mortgage - multi-family and commercial	46,313	65,540	31,962
Commercial business	601	10,251	25,279
Construction	13,493	3,986	5,244
Consumer:
Home equity loans and second mortgage	47,464	71,567	59,100
Passbook or certificate	454	380	586
Other	-	-	-
Total loan originations	324,950	270,498	223,761
Loan purchases, loans acquired in merger	-	-	272,313
Loans sold (mortgage loans)	55,996	24,492	20,343
Loan principal repayments	181,649	175,954	163,021
Total loans sold and principal repayments	237,645	200,446	183,364
Increase (decrease) due to other items	-	-	-
Net increase in loan portfolio	$87,305	$70,052	$312,710

Sources of loan applications include repeat customers, referrals from realtors and other professionals, commissioned home mortgage consultants and “walk-in” customers. Our residential loan originations are largely reputational and advertisement driven.

The Banks adhere to the residential mortgage underwriting standards of the Mortgage Partnership Finance Program of the FHLBNY, as well the standards of Fannie Mae and Freddie Mac. From time to time, the Banks sell thirty year fixed rate mortgages that qualify for sale in the secondary mortgage market in order to lessen interest rate risk.

Since 2003, Roma Bank has had an Agreement with the FHLBNY to sell residential mortgages as a participating institution in its Mortgage Partnership Finance Program. Roma Bank agreed to deliver loans under a $5.0 million Master Commitment which was subsequently increased in 2006 to $10.0 million, to $15.0 million in 2008, and to $50 million which was renewed in 2011 and 2012.

Sales commenced in 2004 and, through December 31, 2012, $77.9 million in loans had been delivered to the MPF program. In addition to an origination premium, the Bank also realizes income  from credit enhancement fees and loan servicing income. During 2012, Roma Bank sold $38.9 million of loans. RomAsia Bank also sold $17.0 million of residential mortgage loans in 2012.

The Company did not purchase loans from any third parties in the year ended December 31, 2012.  At December 31, 2012, the total outstanding balance of loan participations purchased was $22.1 million, representing participations in commercial loans with area banks and thrifts.

Loan Approval Procedures and Authority. Lending policies and loan approval limits are approved and adopted by the respective Boards of Directors. Loan committees at Roma Bank have been established to administer lending activities as prescribed by lending policies. Two committee members may together approve non-commercial loans up to $500 thousand. A majority of members is required to approve non-commercial loans that contain credit policy exceptions, with the condition that the President, the Chairman, or Executive Vice President is one of the approving members. Non-commercial loans over $500 thousand require the approval of the Boards of Directors.

Commercial lending approval authority for Roma Bank is as follows: up to $750 thousand, any two of the following: a commercial loan officer and either the Chief Lending Officer, or the President or the Executive Vice President; over $750 thousand and up to $1.5 million, any two of the following: the Chief Lending Officer and the President or the Executive Vice President; over $1.5 million and up to $5.0 million, the loan committee; and over $5.0 million and up to 10% of the total equity of Roma Bank, the Boards of Directors.

Commercial lending approval authority for RomAsia Bank is as follows: up to $500 thousand, any two of the following: the Residential Lending Manager, Commercial Loan Officer, Chief Loan Officer, Chief Financial Officer, and President, provided that either the Chief Loan Officer or the President is included; over $500 thousand to $1.0 million, any three members of the Officers’ Loan Committee provided that either the Chief Lending Officer or the President is included.  If any of the members of the Officers’ Loan Committee is unavailable, any additional member of the Board Loan Committee may be added for that meeting; over $1.0 million and up to 10% of the total equity of RomAsia Bank, the Board Loan Committee.

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

Loans are reviewed on a regular basis and are placed on non-accrual status when they are more than ninety days delinquent, with the exception of a passbook loan, the outstanding balance of which is collected from the related passbook account along with accrued interest and a penalty when the loan is 90 days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Payments received in cash on nonaccrual loans, including both the principal and interest portions of those payments, are generally applied to reduce the carrying value of the loan for financial statement purposes.  At December 31, 2012, approximately $47.3 million of loans were on a non-accrual basis.

Non-Performing Assets. The following table provides information regarding our non-performing loans.   As of December 31, 2012 and 2011, Roma Bank also had non-performing assets in the form of real estate owned of $8.3 million and $3.3 million, respectively.  At December 31, 2012, the allowance for loan losses totaled $8.7 million, non-performing loans totaled $47.3 million, and the ratio of allowance for loan losses to non-performing loans was 18.3%. Management believes that the non-performing loans are well secured and that adequate impairments have been recognized to absorb any losses which may occur upon the ultimate resolution. The legacy Roma Bank and RomAsia Bank loan portfolio includes 77 non-performing loans totaling $30.8 million.  The portfolio includes $20.4 million in commercial real estate loans, $3.2 million in commercial construction loans, and $7.2 million of residential mortgage and equity loans. The ratio of allowance for loan losses to legacy Roma Bank and RomAsia Bank non-performing loans was 25.6%.  Non-performing loans also includes $15.7 million of non-performing loans acquired from Sterling net of $2.9 million of credit marks.  The loans primarily consist of $5.3 million of residential construction loans, $4.2 million in commercial real estate loans, and $6.2 million of mortgage and equity secured by other than real estate.  RomAsia Bank has $0.8 million of non-performing loans.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential real estate and construction	$15,656	$21,933	$14,761	$1,173	$754
Home equity and second mortgage loans	2,955	1,964	1,120	629	44
Commercial, commercial real estate and const.	28,702	21,080	24,529	12,987	9,510

Total	47,313	44,977	40,410	14,789	10,308

Accruing loans three month or more past due:
Residential real estate and construction	250	549	1,230	707	494
Home equity and second mortgage loans	-	228	79	207	2
Commercial, commercial real estate and
Construction	-	614	437	1,204	238
Total loans three months or more past due	250	1,391	1,746	2,118	737

Total non-performing loans	47,563	46,368	42,156	16,907	11,042
Real estate owned	8,340	3,276	3,689	1,928	68
Total non-performing assets	55,903	49,644	45,845	18,835	11,110
Performing troubled debt restructures	718	-	-	-	-
Total performing troubled debt restructures and non-performing assets	$56,621	$49,644	$45,845	$18,835	$11,110

Total non-performing loans to total loans	4.45%	4.73%	4.63%	2.83%	2.08%
Total non-performing loans and performing troubled debt restructures to total loans	4.52%	4.73%	4.63%	2.83%	2.08%
Total non-performing assets to total assets	3.08%	5.07%	5.04%	3.16%	2.10%

Total non-performing assets and performing troubled debt restructures to total assets	3.12%	5.07%	5.04%	3.16%	2.10%

During the year ended December 31, 2012, gross interest income of $1.8 million would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $40 thousand of interest from cash payments on such loans was included in income for the year ended December 31, 2012.

Classified Assets. Management, in compliance with OCC guidelines, has instituted an internal loan review program, whereby non-performing loans are classified as substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is charged-off.

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

	At December 31,
	2012	2011	2010
	(In thousands)

Special Mention	$27,714	$18,653	$29,803
Substandard	61,224	70,199	59,933
Doubtful	-	-	-
Loss	-	-	-
Total	$88,938	$88,852	$89,736

At December 31, 2012, $46.1 million of the loans classified as “substandard” are also classified as non-performing assets. The substandard loans not categorized as non-performing are primarily secured by real estate and consist of $9.6 million of commercial loans and $5.5 million of residential and consumer loans. Total classified loans at December 31, 2012 and 2011, include $32.4 million and $39.9 million, respectively, of loans acquired in the Sterling Merger.

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

General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment. Our charge-offs for the last several years were: $59 thousand in 2007; $181 thousand in 2008; $278 thousand in 2009; $2.3 million in 2010; $9.0 million in 2011; and, $3.6 million in 2012. In the last quarter of 2011, $5.1 million of specific reserves were charged off against the respective impaired loans.  Our provisions for loan losses are also reflective of other factors, including economic conditions, annual growth of the total loan portfolio of 10%, 12%, 12.8%, 6.8% and 8.9% in 2008, 2009, 2010, 2011 and 2012, respectively, exclusive of loans acquired in merger.

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

Loans acquired in the Sterling Merger are carried at fair value with no carryover of the related allowance for loan losses. Therefore, these acquired loans are not included in the allowance for loan loss calculation.  Impaired loans include $32.4 million of loans, net of credit marks of $7.7 million, which were acquired in the merger.  Loans totaling $6.6 million, net of credit marks of $4.0 million, which are performing, are also included in this total and are classified as impaired because at the effective time of the Sterling Merger there was evidence of deterioration of credit quality since origination, primarily collateral related.

The following table sets forth information with respect to our allowance for loan losses at the dates indicated.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Allowance balance (at beginning of period)	$5,416	$9,844	$5,243	$2,223	$1,602
Provision for loan losses	6,726	4,491	6,855	3,280	787
Charge-offs:
Commercial real estate	(2,446)	(5,162)	(2,254)	(214)	—
Commercial construction	(297)	(2,015)	—	—	—
Commercial	(387)	(1,292)	—	—	—
Residential mortgage and equity	(347)	(490)	—	—	—
Passbook, certificate, overdraft	(76)	(64)	—	(64)	(181)
Total charge-offs	(3,553)	(9,023)	(2,254)	(278)	(181)
Recoveries	80	104	—	18	15
Net (charge-offs) recoveries	(3,432)	(8,919)	(2,254)	(260)	(166)
Allowance balance (at end of period)	$8,669	$5,416	$9,844	$5,243	$2,223

Total loans outstanding	$1,067,045	$979,740	$909,688	$596,958	$529,405
Total legacy Roma Bank loans outstanding	$904,595	$762,313	$620,426	$596,958	$529,405
Average loans outstanding	$1,016,058	$943,587	$744,946	$555,108	$482,557
Allowance for loan losses as a percent of total loans outstanding	0.81%	0.55%	1.08%	0.88%	0.42%
Allowance for loan losses as a percent of total legacy Roma Bank loans outstanding	0.96%	0.71%	1.59%	0.88%	0.42%
Net loans charged off as a percent of average loans outstanding	0.34%	0.95%	0.03%	0.05%	0.03%
Allowance for loan losses to non-performing loans	18.30%	12.04%	24.4%	35.4%	21.42%
Allowance for loan losses to legacy Roma Bank non-performing loans	28.10%	23.1%	43.8%	35.4%	21.42%

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

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Real estate mortgage - One to four family	$1,410	42.41%	$1,705	40.24%	$1,799	39.41%	$312	42.21%	$209	43.63%
Commercial real estate	4,455	30.14	2,181	29.87	4,922	30.03	3,255	28.87	1,601	24.37
Commercial business	1,465	4.60	199	4.00	654	3.97	1,206	2.06	72	1.09
Consumer:
Home equity and other consumer loans	536	20.41	663	22.34	372	22.31	156	22.32	119	25.28
Passbook, certificate, overdraft		-	-	-	-	.19	7	0.16	14	0.17
Construction	803	2.44	668	3.55	2,097	4.09	307	4.38	208	5.46
Total allowance	$8,669	100.00%	$5,416	100.00%	$9,844	100.00%	$5,243	100.00%	$2,223	100.00%

Securities Portfolio

General. Our deposits have traditionally exceeded our loan originations, and we have invested these excess deposits primarily in mortgage-backed securities and investment securities.

Our investment policy is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, pledging requirements, investment quality, marketability and performance objectives. Roma Bank’s investment policies specify the responsibility for the investment portfolio, asset/liability management and liquidity management and established an oversight Investment Committee. The Investment Committee, which is comprised of at least one Board member and the members of management responsible for investment decisions and accountability, meets quarterly to review the portfolio and performance risks and future purchasing strategies. The investment officer is authorized to purchase securities to the limit of $5.0 million per trade per issue with the prior approval of the President, Executive Vice President or Investment Committee.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments-Debt and Equity Securities”, requires that securities be categorized as “held to maturity,” “trading securities” or “available-for-sale,” based on management’s intent as to the ultimate disposition of each security. FASB ASC Topic 320 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

We do not currently use or maintain a trading account. Securities not classified as “held to maturity” are classified as “available-for-sale.”  These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

At December 31, 2012, our securities portfolio did not contain securities of any issuer, other than the U.S. government or its agencies, having an aggregate book value in excess of 10% of our equity. We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk. Further, we do not purchase securities which are not rated investment grade.

Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. At December 31, 2012, we had $113.7 million of callable securities, net of premiums and discounts, in our portfolio. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

Mortgage-backed Securities and Collateralized Mortgage Obligations. Mortgage-related securities represent a participation interest in a pool of one to four family or multi-family mortgages. We primarily invest in mortgage-backed securities secured by one-to-four-family mortgages. Our mortgage-related securities portfolio includes mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies or government-sponsored entities, such as Federal Home Loan Mortgage Corporation, the Government National Mortgage Association, and the Federal National Mortgage Association. We do not currently invest in mortgage-related securities issued by non-government, private corporate issuers.

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

Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into “tranches” or classes which have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass-through mortgage-backed securities where cash flows are distributed pro rata to all security holders. It is our policy to buy mortgage-derivative products that have no more risk than the underlying mortgages. The Banks have reviewed their portfolio of mortgage-backed securities and believe they do not have any subprime exposure in this area.

The following table sets forth the carrying value of our securities portfolio at the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Securities Available for Sale:

Mutual fund shares	$3,048	$2,935	$2,794	$2,686	$2,449

Equity securities	56	49	53	1,387	2,881

Corporate bond	991	894	988	—	955

Mortgage-backed securities	12,278	23,368	23,999	8,308	3,056

U.S. Government agency obligations	8,648	9,639	16,019	8,307	2,869

Obligations of state and political subdivisions	3,900	5,606	8,660	9,456	4,790

Total securities available for sale	28,921	42,491	52,513	30,144	17,000

Investment Securities Held to Maturity:

U.S. Government agency obligations	110,202	220,728	227,522	292,427	67,985

Obligations of states and political subdivisions	16,122	18,684	15,628	11,943	6,130

Corporate bond	1,592	1,773	1,271	979	—

Total investment securities held to maturity	127,916	241,185	244,421	305,349	74,115

Mortgage-Backed Securities Held to Maturity:

Ginnie Mae	6,254	7,906	9,988	7,148	8,888

Freddie Mac	124,408	181,779	172,969	123,244	154,246

Fannie Mae	209,157	242,568	229,951	107,294	124,942

Collateralized mortgage obligations	3,499	6,270	8,206	10,740	13,802

Total mortgage-backed securities held to maturity	343,318	438,523	421,114	248,426	301,878

Total	$500,155	$722,199	$718,048	$583,919	$392,993

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our securities portfolio at December 31, 2012. This table shows contractual maturities and does not reflect re-pricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2012
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

Mutual fund shares	$3,048	4.00%	$-	- %	$-	- %	$-	- %	$3,048	4.00%	$3,048
Equity securities	56	-	-	-	-	-	-	-	56	2.52	56
Corporate bond	-	-	1,972	2.12	509	3.10	-	-	2,481	2.14	2,495
U.S. Government obligations	-	-	30,317	0.80	85,596	1.41	3,039	1.65	118,952	1.28	119,045
Obligations of states and political subdivisions	-	-	2,671	4.40	6,949	4.40	10,402	3.50	20,022	4.01	21,487
Ginnie Mae	-	-	18	1.00	304	1.74	8,307	3.20	8,629	2.74	8,678
Freddie Mac	-	-	3,060	4.89	7,570	4.18	116,153	3.57	126,783	3.57	132,090
Fannie Mae	-	-	3,695	5.09	71,626	3.76	140,294	3.80	215,615	3.86	230,711
Collateralized mortgage obligations	-	-	231	4.95	812	4.50	3,526	3.24	4,569	3.58	4,718
Total	$3,104		$41,964		$173,366		$281,721		$500,155		$522,328

Sources of Funds

General. Deposits are the Banks’ major source of funds for lending and other investment purposes. In addition, we derive funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity and call of investment securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by pricing strategies and money market conditions. If required, borrowings (principally from the FHLBNY) may be used to supplement the amount of funds for lending and funding daily operations. Borrowings may also be utilized as part of a leverage strategy in which the borrowings fund securities purchases.

Deposits. Our current deposit products include checking and savings accounts, money market, and certificates of deposit accounts ranging in terms from ninety-one days to seven years, and individual retirement accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

Deposits are obtained primarily from within New Jersey. Traditional methods of advertising are used, or may be used, to attract new customers and deposits, including radio, print media, direct mail and inserts included with customer statements. We do not currently utilize the services of deposit brokers. Premiums or incentives for opening accounts are sometimes offered, and we periodically select particular certificate of deposit maturities for promotion. The Banks have a tiered savings product that offers an  interest rate related to predetermined tiered balance requirements. Customers that maintain a minimum balance requirement in the tiered account are not charged a monthly service fee for the savings account or for checking accounts and also receive overdraft protection, Visa check card and coin counting services.

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

A large percentage of our deposits are in certificates of deposit, which totaled 44.2% of total deposits at December 31, 2012. The inflow of certificates of deposit and the retention of such deposits upon maturity are significantly influenced by general interest rates and money market conditions, making certificates of deposit traditionally a more volatile source of funding than core deposits. Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period of time were not renewed. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings which could increase our cost of funds and negatively impact our interest rate spread and our financial condition. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. At December 31, 2012, $203.2 million, or 31.1%, of our certificates of deposit were “jumbo” certificates of $100 thousand or more.

The following tables set forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Year Ended December 31,
	2012			2011			2010
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)

Non-interest-bearing demand	$68,595	4.52%	0.00%	$65,393	4.18%	0.00%	$49,386	3.93%	0.00%
Interest-bearing demand	212,165	13.98	0.11	179,533	11.48	0.16	152,418	12.13	0.38
Money market demand	373,724	24.62	0.45	348,938	22.32	0.50	231,704	18.44	1.01
Savings and club	141,016	9.29	0.16	146,222	9.36	0.27	124,788	9.93	0.82
Certificates of deposit	722,209	47.59	1.31	823,007	52.66	1.62	698,246	55.57	1.98

Total deposits	$1,517,709	100.00%	0.69%	$1,563,093	100.00%	0.98%	$1,256,542	100.00%	1.41%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2012	2011	2010
Interest Rate	(In thousands)

0.00-1.99%	$520,353	$567,063	$544,090

2.00-2.99%	98,909	186,339	204,973

3.00-3.99%	35,233	39,169	62,549

4.00-4.99%	1,712	3,547	5,334

5.00% and above	-	-	5,482

Total	$656,207	$796,118	$822,428

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2012.

	Amount Due
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	5 years	Total
Interest Rate	(In thousands)

0.00-1.99%	$354,150	$123,083	$28,289	$8,071	$6,726	$35	$520,353

2.00-2.99%	34,814	7,187	18,756	37,737	123	292	98,909

3.00-3.99%	2,558	9,851	22,166	253	404	-	35,233

4.00-4.99%	1,592	1	119	-	-	-	1,712

5.00-5.99%	-	-	-	-	-	-	-

Total	$393,114	$140,122	$69,330	$46,061	$7,253	$327	$656,207

The following table shows the amount of certificates of deposit of $100 thousand or more by time remaining until maturity as of December 31,2012.

At December 31, 2012
Maturity Period	(In thousands)
Within three months	$42,555
Three through six months	29,742
Six through twelve months	47,688
Over twelve months	83,198
$203,183

Borrowings. To supplement deposits as a source of funds for lending or investment, the Banks’ may borrow funds in the form of advances from the FHLBNY. At December 31, 2012, Roma Bank’s borrowing limit with the FHLBNY was $829.8 million or 50% of assets. At December 31, 2012, RomAsia Bank had an overnight borrowing capacity of $77.2 million with the FHLBNY and $2.0 million with Atlantic Central Bankers Bank.

We traditionally have enjoyed cash flows from deposit activities that were sufficient to meet our day-to-day funding obligations and in the past only occasionally used our overnight line of credit or borrowing facility with the FHLBNY. In the fourth quarter of 2005, we took a five year advance from the FHLBNY to meet the strong demand for loans. This advance was paid in full in 2010.

In the fourth quarter of 2007, Roma Bank took a ten year advance totaling $23.0 million at a fixed rate of 3.90%, callable at three years, maturing October 2017. Interest is paid quarterly. Approximately $8 million of the proceeds were used for the capital contribution to RomAsia Bank and the other $15 million of proceeds was invested in mortgage-backed securities.

In the first quarter of 2012, Roma Bank borrowed $15.0 million from the FHLBNY at a fixed rate of 1.03% amortizing over five years, maturing January 18, 2017. The balance at December 31, 2012 was $12.6 million.

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

RomAsia Bank had $16.8 million of outstanding long term borrowings from the FHLBNY at December 31, 2012.

Short-term FHLBNY advances generally have original maturities of less than one year, and are typically secured by the FHLBNY stock and by other assets, mainly securities which are obligations of, or guaranteed by, the U.S. government. Additional information regarding our borrowings is included under Note 18 to the consolidated financial statements included elsewhere in this Form 10-K.

As a result of the Sterling Merger, Sterling Banks Capital trust 1, a Delaware statutory business trust became a wholly owned subsidiary of the Company (the “Trust”) and the Company assumed Sterling’s obligations in connection therewith. The Trust had issued $6.2 million of variable rate capital pass-through securities (“capital securities”) to investors. The variable interest rate reprices quarterly at the three month LIBOR plus 1.7%. The Trust purchased $6.2 million of variable rate junior subordinated debentures from Sterling Banks Inc. The debentures are the sole asset of the Trust. The fair value of the subordinated debentures at the date of the Sterling Merger was $5.1 million. On October 22, 2010, the Company repurchased $4.0 million of these capital securities, with a discounted market value of $3.2 million. In June of 2012 the remaining securities were redeemed in full.

Subsidiary Activity

Roma Financial Corporation has two direct subsidiaries, Roma Bank and RomAsia Bank. RomAsia Bank received all regulatory approvals and opened on June 23, 2008. As of December 31, 2012, the Company had invested $15.9 million in organizational capital out of total capital of $17.5 million, or 91.22% in RomAsia Bank.  At December 31, 2012, RomAsia Bank had total assets of $154.5 million.

Roma Bank has three wholly-owned subsidiaries: Roma Capital Investment Corporation, which was incorporated under New Jersey law in 2004 as an investment subsidiary, General Abstract & Title Agency, a New Jersey corporation and Roma Service Corp., a New Jersey corporation.

Roma Capital Investment Corporation is an investment subsidiary and its sole activity is to hold investment securities. Its total assets at December 31, 2012 were $292.8 million. Its net income for 2012 was $4.9 million.

General Abstract & Title Agency sells title insurance, performs title searches and provides real estate settlement and closing services. Its total assets at December 31, 2012 were $524 thousand. Its operating revenue for 2012 consisted of $1.2 million in premiums earned from the placement of title insurance and related title company services. Its net income for 2012 was $100 thousand.
The Company’s consolidated statements also include a 50% interest in 84 Hopewell, LLC (the “LLC), a real estate investment which is consolidated according to the requirements FASB ASC Topic 810. All significant inter-company accounts and transactions have been eliminated in consolidation.  The 50% interest in 84 Hopewell, LLC is directly owned by Roma Service Corp.

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

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution and its holding company, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material adverse impact on the Company, the Banks and their operations.  The adoption of regulations or the enactment of laws that restrict the operations of the Banks and/or the Company or impose burdensome requirements upon one or all of them could reduce their profitability and could impair the value of the Banks’ franchises, resulting in negative effects on the trading price of the Company’s common stock.

Holding Company Regulation

General.  The Company is a savings and loan holding company within the meaning of Section 10 of the Home owners’ Loan Act (“HOLA”).  As a result of the Dodd-Frank Act, the Company is now required to file reports with the Federal Reserve and is subject to regulation and examination by the Federal Reserve, as successor to the OTS.  The Company must also obtain regulatory approval from the Federal Reserve before engaging in a certain transactions, such as mergers with or acquisitions of other financial institutions.  In addition, the Federal Reserve has enforcement authority over the Company and any non-savings institution subsidiaries.  This permits the Federal Reserve to restrict or prohibit activities that it determines to be a serious risk to the Banks.  This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

The Federal Reserve has indicated that, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the HOLA, it intends to apply its current supervisory approach to the supervision of bank holding companies to savings and loan holding companies.  The stated objective of the Federal Reserve will be to ensure the savings and loan holding company and its non-depository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the safety and soundness of the subsidiary depository institutions.  The Federal Reserve has generally adopted the substantive provisions of OTS regulations governing savings and loan holding companies with certain modifications as discussed below.

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

Waivers of Dividends by Roma MHC.  As permitted by OTS policies, the MHC had historically waived the receipt of dividends from the Company.  The OTS reviewed dividend waiver notices on a case-by-case basis and, in general, did not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members and (ii) the waiver would not be detrimental to the safe and sound operations of the subsidiary savings association.

The Federal Reserve’s rule on dividend waivers requires that any notice of waiver of dividends include a board resolution together with any supporting materials relied upon by the mutual holding company  board to conclude that the dividend waiver is consistent with the board’s fiduciary duties.  The resolution must include: (i) a description of the conflict of interest that exists because of a mutual holding company director’s ownership of stock in the subsidiary declaring the dividend and any actions taken to eliminate the conflict of interest, such as a waiver by the directors of their right to receive dividends; (ii) a finding by the mutual holding company that the waiver is consistent with its fiduciary duties despite any conflict of interest; (iii) an affirmation that the mutual holding company is able to meet the terms of any loan agreement for which the stock of the subsidiary is pledged or to which the mutual holding company is subject; and (iv) any affirmation that a majority of the mutual holding company’s members have approved a waiver of dividends within the past 12 months and that the proxy statement used for such vote included certain disclosures.

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

Holding Company Capital Requirements.  Effective as of the transfer date, the Federal Reserve was authorized to establish capital requirements for savings and loan holding companies.  These capital requirements must be countercyclical so that the required amount of capital increases in times of economical expansion and decrease in times of economic contraction, consistent with safety and soundness.  Savings and loan holding companies will also be require do serve as a source of financial strength for their depository institution subsidiaries.  Within five years after enactment, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements that are no less stringent than those currently applied to depository institutions and to depository institution holding companies that were not supervised by the Federal Reserve as of May 19, 2009.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets.

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

As a result of the Dodd-Frank Act, the OCC assumed principal regulatory responsibility for federal savings banks from the OTS effective July 21, 2011.  Under the Dodd-Frank Act, all existing OTS guidance, orders, interpretations, procedures and other advisory in the effect prior to that date will continue in effect and shall be enforceable against the OCC until modified, terminated, set aside or superseded by the OCC in accordance with applicable law.  The OCC has adopted most of the substantive OTS regulations.

The Banks must file reports with the OCC concerning their respective activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions.  The OCC will regularly examine the Banks and prepare reports to the Banks’ respective Boards of Directors on deficiencies, if any, found in its operations.  The OCC will have substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements.  In addition, the FDIC has the authority to recommend to the OCC to take enforcement action with respect to a particular federally chartered savings bank, and if the OCC does not take action, the FDIC has authority to take such action under certain circumstances.

Federal Deposit Insurance.   The Banks’ deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance was extended to non-interest-bearing transaction accounts until December 31, 2012.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged 0.0066% of insured deposits on an annualized basis in fiscal year 2011.  These assessments will continue until the FICO bonds mature in 2017.

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

Dividend and Other Capital Distribution Limitations.   Federal regulations impose various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.  A savings institution that is a subsidiary of a savings and loan holding company, such as the Banks, must file notice with Federal Reserve and an application or a notice with the OCC at least thirty days before making a capital distribution, such as paying a dividend to the Company.  A savings institution must file an application with the OCC for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OCC or applicable regulations.  The Federal Reserve may disapprove a notice and the OCC may disapprove a notice to deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation, enforcement action or agreement or condition imposed in connection with an application.

Qualified Thrift Lender Tests.   Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks.  Under the Dodd-Frank Act, a savings institution that fails to satisfy the qualified thrift lender test will be deemed to have violated Section 5 of the HOLA.  To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”)  by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans).  For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business and specified liquid assets up to 20% of total assets.  A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months.

A savings bank that fails the qualified thrift lender test and does not convert to a bank charter generally will be prohibited from: (i) engaging in any new activity not permissible for a national bank; (ii) paying dividends not permissible under national bank regulations; and (iii) establishing any new branch office in a location not permissible for a national bank in the institution’s home state.  In addition, if the institution does not requalify under the qualified thrift lender test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the Federal Home Loan Bank (“FHLB”) as promptly as possible.

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

Federal Home Loan Bank System. The Banks are both  members of the FHLB, which is one of twelve regional FHLBs.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members pursuant to policies and procedures established by the Board of Directors of the FHLB.

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

The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.

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

Proposed Changes to Regulatory Capital Requirements

The federal banking agencies have issued a series of proposed rulemakings to conform their regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The proposed revisions would establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets including residential mortgages. The proposed new capital requirements would apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size.  The following discussion summarizes the proposed changes which are most likely to affect the Company and the Bank.

New and Higher Capital Requirements.  The proposed regulations would establish a new capital measure called “Common Equity Tier 1 Capital” which would consist of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries.  Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the proposed rules would generally require accumulated other comprehensive income to flow through to regulatory capital.  Depository institutions and their holding companies would be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.

The proposed regulations would increase the required ratio of Tier 1 Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier 1 Capital would consist of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock.  Neither cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program or the Small Business Lending Fund) nor trust preferred would qualify as Additional Tier 1 Capital.  These elements, however, could be included in Tier 2 Capital which could also include qualifying subordinated debt.  The proposed regulations would also require a minimum Tier 1 leverage ratio of 4% for all institutions eliminating the 3% option for institutions with the highest supervisory ratings.  The minimum required ratio of total capital to risk-weighted assets would remain at 8%.

Capital Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies would be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital buffer requirement would be phased in over four years beginning in 2016.  The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Changes to Prompt Corrective Action Capital Categories.  The Prompt Corrective Action rules would be amended to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories.  In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization would be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ration and a 4% Tier 1 Leverage Ratio.  To be well capitalized, a banking organization would be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Additional Deductions from Capital. Banking organizations would be required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital.  Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss carrybacks would continue to be deducted if they exceed 10% of Common Equity Tier 1 Capital.  Deferred tax assets that could be realized through NOL carrybacks would not be deducted but would be subject to 100% risk weighting.  Defined benefit pension fund assets, net of any associated deferred tax liability, would be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets.  Reciprocal cross-holdings in the capital instruments of any other financial institution would now be deducted from capital, not just holdings in other depository institutions.  For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders.  Banking organizations would also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap.  Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital.  If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted.  Savings associations would continue to be required to deduct investments in subsidiaries engaged in activities not permitted for national banks.

Changes in Risk-Weightings.  The proposed regulations would apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions.  The proposed rules would also significantly change the risk-weighting for residential mortgages.  Current capital rules assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due.  All other mortgage loans have a 100% risk weight.  Under the proposed regulations, one-to-four family residential mortgage loans would be divided into two broad risk categories with their risk-weighting determined by their loan-to-value ratio without regard to mortgage insurance. Prudently underwritten 30-year residential mortgages providing for regular periodic payments that do not result in negative amortization or balloon payments or allow payment deferrals and caps on annual and lifetime interest rate adjustments and which are not more than 90 days past due would be assigned a risk weighting from 35% for loans with a 60% or lower loan-to-value ratio to 100% for loans over 90%.  Residential mortgage loans in this category with a loan-to-value ratio greater than 60% but not more than 80% would continue to carry a 50% risk weighting. All other residential mortgage loans would be risk-weighted between 100% to 200%.  The proposal also creates a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

Item 1A. Risk Factors

Failure to complete the pending Mergers with Investors Bancorp, Inc. could negatively impact the stock prices and future business and financial results of Roma Financial.

On December 19, 2012, Roma Financial, MHC, Roma Financial Corporation and Roma Bank entered into an Agreement and Plan of Merger with Investors Bancorp, MHC, Investors Bancorp, Inc. and Investors Bank which provides for the merger of Roma MHC with and into Investors MHC, the merger of Roma Financial with and into Investors Bancorp and the merger of Roma Bank with and into Investors Bank.  On January 17, 2013, RomAsia Bank, of which Roma Financial is the majority owner, also entered into an Agreement and Plan of Merger with Investors Bank which provides for the merger of RomAsia Bank with and into Investors Bank.  We refer to all of these merger transactions as the “Mergers.” As a result of the merger of Roma Financial with and into Investors Bancorp, each outstanding share of Roma Financial common stock will be converted into 0.8653 of a share of Investors Bancorp common stock with cash being paid in lieu of fractional shares.  If the Mergers are not completed, the ongoing business of Roma Financial may be adversely affected and Roma Financial will be subject to several risks, including the following:

•
Roma Financial, Roma Bank and RomAsia Bank will be required to pay certain costs relating to the Mergers, whether or not the Mergers are completed, such as legal, accounting, financial advisory and printing fees and, in certain circumstances, a termination fee to Investors;

•
Under the Merger Agreement, Roma Financial is subject to certain restrictions on the conduct of its business prior to completing the Mergers, which may adversely affect its ability to execute certain of its business strategies;

•	Roma Bank will continue to be required to operate under the enforcement agreement entered into with the Office of the Comptroller of the Currency, effective September 21, 2012; and

•
Matters relating to the Mergers may require substantial commitments of time and resources by Roma Financial management, which could otherwise have been devoted to other opportunities that may have been beneficial to Roma Financial as an independent company.

In addition, if the Mergers are not completed, Roma Financial may experience negative reactions from the financial markets and from its customers and employees.  Roma Financial also could be subject to litigation related to any failure to complete the Mergers or to enforcement proceedings commenced against Roma Financial to perform its obligations under the Merger Agreement.  These risks may materially affect the business, financial results and stock price of Roma Financial.

 The termination fee and the restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire Roma Financial.

Until the completion of the Mergers, with some exceptions, Roma Financial is prohibited from soliciting, initiating, encouraging or participating in any discussion of or otherwise considering any inquiries or proposals that may lead to an acquisition proposal, such as a merger or other business combination transaction, with any person other than Investors Bancorp.  In addition, Roma Financial has agreed to pay a termination fee to Investors Bancorp in specified circumstances. These provisions could discourage other companies from trying to acquire Roma Financial even though those other companies might be willing to offer greater value to Roma Financial’s stockholders than Investors Bancorp has agreed to pay.

We may be unable to satisfy the written agreement with the OCC which requires us to designate a significant amount of resources in order to remain in compliance.

On September 21, 2012, Roma Bank entered into an agreement with the OCC (the “OCC Agreement”), Roma Bank’s primary regulator. The OCC Agreement requires Roma Bank to take certain actions, including, but not limited to:

•
Establishing a compliance committee to oversee Roma Bank’s obligations under the OCC Agreement and to prepare and submit written progress reports to the OCC on a periodic basis regarding Roma Bank’s compliance with the terms of the Agreement;

•
Completing a review of the Roma Bank Board’s processes regarding oversight of management and risk management and adopting and implementing a plan, acceptable to the OCC to strengthen oversight of management and operations;

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

•	Adopting and implementing and ensuring compliance with an independent internal audit program, acceptable to the OCC; and,
•	Establishing a committee to ensure oversight of Roma Bank’s information technology activities.

While we are subject to the OCC Agreement, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms.  There also is no assurance that we will successfully address the OCC’s concerns in the OCC Agreement or that we will be able to fully comply with the OCC Agreement.  If we do not fully comply with the OCC Agreement, Roma Bank could be subject to further regulatory actions, including enforcement actions.

Shareholders own a minority of Roma Financial Corporation’s common stock and are not able to exercise voting control over most matters put to a vote of stockholders.

    Roma Financial Corporation, MHC owned 71% of Roma Financial Corporation’s outstanding common stock at December 31, 2012 and is able to exercise voting control over most matters put to a vote of shareholders, including the election of directors.  Roma Financial Corporation, MHC may also exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares.  The Board of Directors of Roma Financial Corporation, MHC is also the Board of Directors of Roma Financial Corporation.

Federal Reserve Regulations could affect the ability of Roma Financial Corporation, MHC to waive dividends.

    In accordance with prior OTS policies, our mutual holding company, Roma Financial Corporation, MHC had historically waived receipts of all or substantially all of dividends paid by the Company.  These dividend waivers allowed the Company to pay higher dividends than would otherwise be feasible without the waiver.  Pursuant to the Dodd-Frank Act, the Federal Reserve assumed jurisdiction over dividend waivers by federal mutual holding companies, like Roma Financial Corporation, MHC.  Under regulations adopted by the Federal Reserve on an interim final basis, requests for approvals of dividend waivers are subject to additional requirements.  Any application for a waiver of dividends must include a description of the conflict of interest that exists because of a mutual holding company director’s ownership of stock in the subsidiary declaring the dividend and any actions taken to address the conflict, such as waiver by the directors of their right to receive dividends.  In addition, waivers of dividends must be approved by the mutual holding company’s members at least every 12 months pursuant to a proxy statement with a detailed description of the dividend waivers and reasons therefore.  These regulation requirements increase the costs of obtaining dividend waivers and, if no waiver is obtained, significantly increase the amount of earnings paid out in the form of dividends.  As a result of the new requirements, in June 2012, Roma Financial reduced the amount of its quarterly cash dividend and subsequently suspended its dividend entirely.  There can be no assurance that any dividends would be paid in the future.

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

    On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes.  Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  In particular, the following provisions of the Dodd-Frank Act, among others, are expected to impact our operations and activities, both currently and prospectively:

●           Elimination of the OTS as our primary federal regulator:

●           New requirements for waivers of dividends by Roma Financial Corporation MHC, which could affect our dividend policies;

●           Weakening of federal preemption standards applicable to Roma Financial Corporation which could expose us to state regulation;

●           Changes in methodologies for calculating deposit insurance premiums and increases in required deposit insurance fund reserve levels, which could increase our deposit insurance expense;

●           Potential application of regulatory capital requirements to Roma Financial Corporation;
and

●           Imposition of comprehensive, new consumer protection requirements, which could substantially increase our compliance burden and potentially expose us to new liabilities.

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

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area.  These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular.  In recent years, the national economy has experienced recessionary conditions that have resulted in general economic downturns, with rising unemployment levels, declines in real estate values and erosion in consumer confidence.  The economic recession has also had a negative impact on our primary market area.  A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms.  Continued or further deterioration in local economic conditions could also drive the level of loan losses beyond the level we have provided for in our allowance for loan losses, which could necessitate increasing our provision for loans losses and reduce our earnings.  Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the required amount of the allowance for loan losses, we evaluate certain loans individually and establish specific loan loss allowances for identified impairments.  For all non-impaired loans, including those not individually reviewed, we estimate losses and establish general loan loss allowances based upon historical and environmental loss factors.  If the assumptions used in our calculation methodology are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in further additions to our allowance.  While our allowance for loan losses was 0.81% of total loans at December 31, 2012, significant additions to our allowance could materially decrease our net income. However, it should be noted that as of December 31, 2012 and 2011, the Company has $9.2 million and $12.4 million, respectively, of non-accretable adjustments available on the acquired loans, which are not included in the above numbers.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

A significant portion of our loan portfolio is secured by real estate; therefore we have a high degree of risk from a downturn in our real estate markets and the local economy and face risks that are unique to holding foreclosed real estate.

A significant portion of our loans are secured by real estate located in New Jersey. Real estate values and real estate markets are generally affected by, among other things, changes in regional or local economic conditions, fluctuations in interest rates, and the availability of loans to potential purchasers. If real estate values decline in our market area, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

In addition, the process of foreclosure in New Jersey is quite lengthy.  During the time period between when the process is begun and Roma Financial is able to complete the process, the value of the collateral could decline further. Additionally, Roma Financial faces certain risks that are unique to holding foreclosed real estate, such as the risk that hazardous or toxic substances are found on the foreclosed property, which could require it to incur substantial expenses to remediate or materially reduce the property’s value. The remediation costs and any other financial liabilities associated with an environmental hazard in connection with foreclosed real estate could have a material adverse effect on our financial condition and results of operations.

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

From an interest rate risk perspective, the Company has generally been liability sensitive, which indicates that liabilities generally re-price faster than assets.  The difference in price sensitivity of the Bank’s assets and liabilities is measured using the Economic Value of Equity (“EVE”) under various rate shock scenarios. EVE is defined as the market value of assets less the market value of liabilities. The Bank’s EVE using a 300bp shock has steadily improved from (44.14)% at September 30, 2011 to (24.09)% at December 31, 2012.

In response to negative economic developments, the Federal Open Market Committee has steadily reduced its federal funds rate target from 5.25% in September 2007 to between 0.00% and 0.25% currently which has had the effect of reducing our cost of funds.  However, the benefits to earnings arising from the reduction in our cost of interest-cost liabilities have been partially offset by reducing yields on the Company’s interest-earning assets.  The Company’s net interest rate spread increased by 7 basis points to 2.85% for the year ended December 31, 2012 from 2.78% for the year ended December 31, 2011.

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

At December 31, 2012, we had investment securities with fair values of approximately $41.4 million which had approximately $1.1 million in related gross unrealized losses.  All unrealized losses on investment securities at December 31, 2012 represented temporary impairments of value.  However, if changes in the expected cash flows of these securities and/or prolonged price declines result in our concluding in future periods that the impairment of these securities is other than temporary, we will be required to record an impairment charge against income equal to the credit-related impairment.

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

Storm Related Events May Have Negative Impact on Future Earnings

We are continuing to access the impact of Hurricane Sandy which struck our region on October 29, 2012.  The storm resulted in considerable damage throughout our market area. We determined all loans that were on properties in the affected areas. Flood insurance on each property was verified, where necessary properties were visited by Bank personnel, and to the extent that any damage was evident, the damage was documented. To date, those loans continue to perform.

We may not realize the anticipated benefits from our acquisition of Sterling Banks, Inc.

On July 16, 2010, we completed our acquisition of Sterling Banks, Inc. and its wholly owned subsidiary, Sterling Bank.  The acquisition of Sterling was undertaken to strengthen our market position.  The success of this transaction, however, will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of Sterling Bank and Roma Bank in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of Sterling Bank or result in decreased revenues resulting from any loss of customers. In addition, as a result of the merger, we acquired $47.4 million in additional criticized and nonperforming loans.  While we believe that we appropriately estimated the potential losses in Sterling’s loan portfolio when we priced the transaction, if we underestimated the potential losses, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

The federal banking agencies have proposed rules that would substantially amend the regulatory risk-based capital rules applicable to Roma Financial and the Banks. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Banks would include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company and the Banks.

The application of more stringent capital requirements to the Company and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could further limit our ability to make distributions, including paying out dividends or buying back shares.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2012, our net investment in property and equipment totaled $47.0 million, including land held for future development and construction in progress.

The following table sets forth the location of our main office and branch offices, the year each office was opened and the net book value of each office.

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at December 31, 2012
			(In thousands)

Corporate Headquarters and Robbinsville Town Center Office: 2300 Route 33 Robbinsville, NJ	2005	Owned	$12,349
Chambersburg Office: 485 Hamilton Avenue Trenton, NJ	1962	Owned	409
Mercerville Office: 500 Route 33 Hamilton, NJ	1971	Owned	671
Yardville Office: 4500 South Broad Street Hamilton, NJ	1984	Owned	1,205
West Trenton Office: 79 West Upper Ferry Road West Trenton, NJ	1986	Owned	1,130
Hamilton Center City Office: 1155 Whitehorse-Mercerville Road Hamilton, NJ	1991	Owned	5,106
South Trenton Office: 1450 South Broad Street Trenton, NJ	1993	Owned	778
Florence Township Office: 2150 Route 130 North Florence Township Burlington, NJ	2003	Owned	2,215
Plumsted Office: 400 Route 539 Cream Ridge, NJ	2007	Owned	2,460
Bordentown Office: 213 Route 130 Bordentown, NJ 08505	2008	Leased	498
Whiting Office: 451 Lacey Road Whiting, NJ 08759	2008	Leased	1,485
Hopewell Office: 84 route 31, Suite 101 Hopewell, NJ 08534	2008	Leased	584
Columbus Office: 23201 Columbus Road Columbus, NJ 08022	2008	Leased	1,267
Lawrenceville Office: 160 Lawrenceville-Pennington Road, Suite 14 Lawrenceville, NJ 08648	2008	Leased	261
RomAsia Bank: 4287 Rt. 1 South Monmouth Jct., NJ 08852	2008	Owned*	3,186
Larchmont Office: 3100 Route 38 Mount Laurel, NJ 08054	2010	Leased	1,018

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at December 31, 2012
			(In thousands)
Vincentown Office: 52 Main Street Vincentown, NJ 08088	2010	Owned	279
Marlton Office: 320 Evesboro-Medford Road Marlton, NJ 08053	2010	Leased	287
Medford Office: 415 Stokes Road Medford, NJ 08055	2010	Leased	94
Bordentown (Farnsworth) Office: 789 Farnsworth Avenue Bordentown, NJ 08505	2010	Owned	1,396
Florence (Broad Street) Office: 4 Broad Street Florence, NJ 08518	2010	Owned	189
Maple Shade Office: 124 East Main Street Maple Shade, NJ 08052	2010	Owned	1,343
Delran Office: 80 Hartford Road Moorestown, NJ 08057	2010	Leased	1,658
Voorhees Office: 1006 Kresson Road Voorhees, NJ 08043	2010	Leased	747
Wexford Office: 1951 Route 70 East Cherry Hill, NJ 08003	2010	Owned	1,193
Edison Office (RomAsia Bank):* 561 US Highway 1 Edison, NJ 08817	2010	Leased	481
*Owned by Roma Financial Corporation leased to RomAsia Bank.

Item 3. Legal Proceedings

On January 3, 2013, a Roma Financial stockholder filed a putative class action lawsuit on behalf of Roma Financial stockholders in the Superior Court of the State of New Jersey, Chancery Division, Mercer County, against Roma Financial, Roma MHC, Roma Bank, each member of the Roma Financial board of directors, and Investors Bancorp, Investors MHC and Investors Bank.  The case is captioned Joseph T. Zalescik v. Peter Inverso, Michele Siekerka, Alfred DeBlasio, Jr., Thomas Bracken, Robert Albanese, William Walsh, Jr., Dennis Bone, Robert Rosen, Jeffrey Taylor, Roma Financial Corporation, Roma Financial Corporation, MHC, Roma Bank, Investors Bancorp, Inc., Investors Bancorp MHC and Investors Bank.  The complaint alleges, among other things, that the Roma Financial board of directors breached its fiduciary duties by allegedly agreeing to inadequate consideration and onerous terms for the merger transaction and allegedly engaging in a process that involved conflicts of interest.  The complaint also alleges that Roma Financial and Investors Bancorp aided and abetted the Roma Financial board of directors’ breaches of fiduciary duties. Roma Financial and Investors Bancorp believe the allegations in the complaint are without merit and intend to vigorously defend against the lawsuit.

In addition, the Banks, from time to time, are party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company, the Banks or subsidiaries at December 31, 2012 that would have a material effect on our operations or income.

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

Quarters Ended	High	Low	Dividends

March 31, 2011	$11.15	$10.16	$.08

June 30, 2011	$10.91	$9.52	$.08

September 30, 2011	$10.57	$7.85	$.08

December 31, 2011	$10.12	$7.99	$.08

March 31, 2012	$11.20	$9.65	$.08

June 30, 2012	$9.84	$7.82	$.04

September 30, 2012	$9.78	$8.52	$-

December 31, 2012	$15.15	$8.27	$-

Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, stock market characteristics and general economic conditions. The timing, frequency and amount of dividends are determined by the Board.

During the years ended December 31, 2012, 2011 and 2010, the MHC waived its right, upon non-objection from the OTS and the Federal Reserve, to receive cash dividends of $1.8 million, $7.2 million and $7.2 million, respectively, declared by the Company during the year.

As of February 19, 2013, there were approximately 3,369 shareholders of record of the Company’s common stock, including brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial owners.

Historically, the OTS had allowed mutual holding companies to waive the receipt of dividends without taking waived dividends into account in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form. However, the Dodd-Frank Act transferred the authority to review and approve mutual holding company dividend waivers to the Federal Reserve and required that waived dividends be taken into account in determining an appropriate exchange ratio in a conversion of a mutual holding company to stock form, except in the event of a mutual-to-stock conversion of a federal mutual holding company, such as the MHC, that has waived dividends prior to December 1, 2009. Under Federal reserve regulations, a mutual holding company may only waive dividends if the notice of waiver of dividends include a board resolution together with any supporting materials relied upon by the mutual holding company board to conclude that the dividend waiver is consistent with the board’s fiduciary’s duties. The resolution must include: (i) a description of the conflict of interest that exists because of a mutual holding company director’s ownership of stock in the subsidiary declaring the dividend and any actions taken to eliminate the conflict of interest, such as a waiver by the directors of their right to receive dividends; (ii) a finding by the mutual holding company that the waiver is consistent with its fiduciary duties despite any conflict of interest; (iii) an affirmation that the mutual holding company is able to meet the terms of any loan agreement for which the stock of its subsidiary is pledged or to which the MHC is subject; and, (iv) any affirmation that a majority of the mutual holding company’s members have approved a waiver of dividends within the past 12 months and that the proxy statement used for such vote included certain disclosures. As a result of these requirements, the Company decided to declare a reduced cash dividend for the quarter ended June 30, 2012 and suspended its payment of cash dividends thereafter.

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

On December 22, 2011, the Company announced a fifth 5% stock repurchase plan, equivalent to 330,093 shares.  At December 31, 2012, 256,700 shares had been repurchased under this program.
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of shares that may Yet Be Purchased Under the Plan

October 1-31, 2012	40,000	$9.08	40,000	99,393
November 1-30, 2012	26,000	$8.50	26,000	73,393
Total	66,000	$8.85	66,000	73,393

Set forth below is a stock performance graph comparing the cumulative total shareholder return on the Company’s common stock with (a) the cumulative total shareholder return on stocks included in the NASDAQ Composite Index and (b) the cumulative total shareholder return on stocks included in the SNL MHC Index, in each case assuming an investment of $100 as of December 31, 2007.  The cumulative total returns for the indices and the Company are computed assuming the reinvestment of dividends that were paid during the period. It is assumed that the investment in the Company’s common stock was made at the initial public offering price of $10.00 per share.

Roma Financial Corporation

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Roma Financial Corporation (MHC)	100.00	81.94	82.59	72.84	70.43	109.61
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Thrift MHCs	100.00	104.91	94.46	87.27	87.66	104.70

The NASDAQ Composite Index measures all domestic and international based common type stocks listed on the NASDAQ Global Select Market. The SNL MHC Index was prepared by SNL Financial Securities, LC, Charlottesville, Virginia and includes all publicly traded mutual holding companies.

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

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)

Balance Sheet Data:

Total assets	$1,814,140	$1,888,084	$1,819,154	$1,312,001	$1,077,095
Loans receivable, net	1,037,404	962,389	893,842	585,759	520,406
Mortgage backed securities held to maturity	343,318	438,523	421,114	248,426	301,878
Securities available for sale	28,921	42,491	52,513	30,144	17,000
Investment securities held to maturity	127,916	241,185	244,421	305,349	74,115
Cash and cash equivalents	144,451	84,659	89,587	50,895	80,419
Goodwill	1,826	1,826	1,826	572	572
Deposits	1,484,569	1,575,606	1,503,560	1,015,755	764,233
Federal Home Loan Bank borrowings	52,385	33,316	35,000	24,826	46,929
Securities sold under agreement to repurchase	40,000	40,000	40,000	40,000	40,000
Total stockholders’ equity	215,609	217,955	212,476	216,220	213,016

	Year Ending December 31,
	2012	2011	2010	2009	2008
	(In thousands, except sare and per share data)
Summary of Operations:

Interest income	$66,298	$73,552	$66,413	$54,813	$48,095
Interest expense	15,480	20,797	20,276	21,683	19,720
Net interest income	50,818	52,755	46,137	33,130	28,375
Provision for loan losses	6,726	4,491	6,855	3,280	787
Net interest income after provision for loan losses	44,092	48,264	39,282	29,850	27,588
Non-interest income	7,466	5,170	7,369	2,804	4,229
Non-interest expense	49,905	43,028	38,477	29,012	25,120
Income before income taxes	1,653	10,406	8,174	3,642	6,697
Provisions for income taxes	907	3,303	2,981	1,035	2,190
Net income before noncontrolling interests	746	7,103	5,193	2,607	4,507
Noncontrolling interests	(122)	(123)	(87	8	161
Net Income	$624	$6,980	$5,106	$2,615	$4,668
Net income per share – basic and diluted	$0.02	$0.23	$0.17	$0.09	$0.15
Dividends per share	$0.12	$0.32	$0.32	$0.32	$0.32
Dividend payout ratio	268.43%	31.83%	45.56%	92.16%	53.85%
Weighted number of common shares outstanding	29,757	29,759	30,554	30,680	30,584

	At or For the Years Ended December 31,
	2012		2011		2010		2009		2008
Performance Ratios:
Return on average assets (net income divided by average total assets	0.03%		0.37%		0.32%		0.22%		0.48%
Return on average equity (net income divided by average equity)	0.03		3.23		2.38		1.23		2.15
Net interest rate spread	2.85		2.77		3.18		3.46		2.67
Net interest margin on average interest-earning assets	2.91		2.97		3.10		2.94		3.18
Average interest-earning assets to average interest- bearing liabilities	1.14	x	1.13	x	1.16	x	1.19	x	1.23	x
Efficiency ratio (Non-interest expense divided by the sum of net interest income and non-interest income)	85.62%		74.28%		82.77%		89.56%		78.95%
Non-interest expense to average assets	2.70		2.30		2.50		2.57		2.81

Asset Quality Ratios:
Non-performing loans to total loans	4.34		4.59		4.44		2.48		1.98
Non-performing assets to total assets	3.07		2.56		2.42		1.27		0.96
Net charge-offs to average loans outstanding	0.34		0.98		0.03		0.05		0.03
Allowance for loan losses to total loans	0.81		0.55		1.08		0.88		0.42
Allowance for loan losses to non-performing loans	18.32		12.04		24.4		35.40		21.42
Allowance for loan losses to legacy Roma non- performing loans	28.10		23.1		43.8		35.40		21.42
Capital Ratios:
Average equity to average assets (average equity divided by average total assets)	11.72		11.50		13.65		17.50		22.37
Equity to assets at period end	11.88		11.55		11.68		16.48		19.62
Tangible equity to tangible assets at period end	11.79		11.50		11.63		15.75		18.25

Number of Offices:
Offices	26		26		26		15		15

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

On July 16, 2010, the Company completed its acquisition of Sterling Banks Inc. (the “Sterling Merger”). At the time of the Sterling Merger, Sterling had $360.4 million in total assets, $272.3 million in loans receivable and $320.7 million in deposits. Pursuant to purchase accounting, the Company’s results of operations include the effect of the merger subsequent to July 16, 2010.

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

Our interest-earning assets primarily consist of loans, mortgage-backed securities and investment securities. At December 31, 2012, net loans comprised 57.2% of our total assets and our securities portfolio comprised 27.6% of our total assets. The most significant change in interest-earning assets from the prior year was a $77.8 million, or 7.8%, increase in the average balance of loans receivable, net from $920.8 million for the year ended December 31, 2011, to $998.6 million for the year ended December 31, 2012. At year end, actual loans receivable, net, totaled $1.0 billion, an increase of $75.0 million over the prior year.  During 2012 and 2011, a key goal of management was growth in the loan portfolio, particularly multi-family and commercial real estate loans. Multi-family and commercial real estate loans increased by 9.9%, or $28.9 million, from 2011 to 2012.

During 2012, the amount of mortgage backed securities decreased $95.2 million, primarily due to principal repayments.

Our interest-bearing liabilities consist primarily of retail deposits, borrowings from the FHLBNY, and, securities sold under agreements to repurchase. At December 31, 2012, our total deposits were $1.5 billion, compared to $1.6 billion at December 31, 2011. The $91.0 million, or 5.8%, decrease in deposits was primarily in certificates of deposit which declined $139.9 million as management tightly controlled deposit pricing in order to reduce and achieve a reduction in the average cost of funds.

Borrowings from the FHLBNY were $52.4 million at December 31, 2012 compared to $33.3 million a year earlier. The Company acquired in the Sterling Merger $6.2 million of subordinated debt maturing in 2037 with an interest rate of 6.7%. In October 2010, the Company repurchased $4.0 million of the debt, at a discounted amount. In June 2012, at the first available call date, the remaining balance was repaid.

Our net interest income decreased 3.8% to $50.8 million in 2012, from $52.8 million in 2011. The average net interest spread decreased to 2.78% from 2.82% in 2011, as the average cost of interest bearing liabilities decreased 31 basis points, while the average yield on interest-earning assets declined 35 basis points. For 2012, the average cost of interest-bearing liabilities was 1.01% and the average yield on interest-earning assets was 3.79%. Total interest income decreased 9.9%, due mainly to a 35 basis point decrease in the average yield, partially offset by a 1.6% increase in the average balance of inters-earning assets. Interest expense decreased 25.6%, reflecting a 2.2% decrease in average interest bearing liabilities and a 31 basis point decline in the cost of interest bearing liabilities.

Our results of operations were also influenced by our provisions for loan losses, non-interest income and non-interest expense. The provision for loan losses increased as it was driven by continued declines in collateral values.  In addition, we increased our percentages in various environmental areas for the general reserve.  Non-interest income includes service fees and charges, including income generated by the Banks’ retail branch networks and operations, income from bank-owned life insurance (“BOLI”), and title insurance revenue from our title agency subsidiary. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses.

Non-interest income increased $2.3 million to $7.5 million in 2012, compared to $5.2 million in 2011.   The increase was primarily due to a $1.6 million increase in the premiums earned on the sale of mortgage loans, a $262 thousand increase in commissions on the sale of title policies, a $203 thousand increase in income from bank-owned life insurance and a $357 thousand increase in the gain on sale of available for sale securities. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest expense in 2012 also included certain costs associated with the negotiation of the Merger Agreement.  Non-interest expense increased by $6.9 million, or 16.0%, to $49.9 million in 2012, compared to $43.0 million in 2011. The increase was primarily due to merger related expenses of $1.9 million, salary increase of $1.6 million, an increase in commercial and residential problem loan resolution expenses of $1.1 million and an increase in real estate owned expense of $781 thousand.

Net income for the year ended December 31, 2012 was $624 thousand, a decrease of $6.4 million or 91.1% from $7.0 million for the year ended December 31, 2011.

Total assets decreased $73.9 million, or 3.9%, to $1.8 billion, at December 31, 2012. from $1.9 billion at December 31, 2011. Cash and cash equivalents increased $60.0 million from year to year. Loans receivable, net, increased $75.0 million, available for sale securities decreased $13.6 million, investments held to maturity decreased $113.3 million, while mortgage backed securities decreased $95.2 million at December 31, 2012, as compared to December 31, 2011.

Stockholders’ equity decreased $2.4 million, or 1.1%, to $215.6 million at December 31, 2012 as dividend payments and funds used for stock repurchases exceeded net income from the period.

Business Strategy. Our current business strategy is to seek growth and improve profitability by:

•	Increasing the volume of loan originations and the size of our loan portfolio relative to our securities portfolio;

•	Increasing originations of commercial real estate loans and commercial business loans;

•	Improved asset quality;

•	Lowering the level of non-performing assets;

•	Building core banking business through internal growth and growing our branches; and

•	Developing a sales culture by training and encouraging branch personnel to promote existing products and services to our customers.

Historically, our deposits have exceeded our loan originations, and we have invested those deposits primarily in mortgage-backed securities and investment securities. Over the last few years, however, we have focused on enlarging our non-residential loan portfolio.

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

Allowance for Loan Losses. The allowance for loan losses represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the allowance for loan losses, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a segmented approach which identifies: (1) impaired loans for which, prior to September 2011, specific reserves were established; (2) classified loans for which a higher allowance is established; and (3) performing loans for which a general valuation allowance is established. We maintain a loan review system which provides for a systematic review of the loan portfolios and the early identification of impaired loans. The review of residential real estate and home equity consumer loans, as well as other more complex loans, is triggered by identified evaluation factors, including delinquency status, size of loan, type of collateral and the financial condition of the borrower. All commercial loans are evaluated individually for impairment. Specific loan loss allowances are established for impaired loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

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

Acquired Loans. Loans that we acquired in the Sterling Merger were recorded at fair value with no carryover of the related allowance for credit losses.  Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount or premium and is recognized into interest income over the remaining life of the loan. The difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non accretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan.  Subsequent decreases to the expected cash flows require us to evaluate the need for an allowance for loan losses.  Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which we then reclassify as an accretable discount that is recognized into interest income over the remaining life of the loan using the interest method.  Our evaluation of the amount of future cash flows that we expect to collect is performed in a similar manner as that used to determine our allowance for credit losses.  Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

General. Total assets decreased by $73.9 million, or 3.9%, to $1.8 billion at December 31, 2012, compared to $1.9 billion at December 31, 2011, primarily due to a decrease of $222.0 million in total investment securities, offset by an increase of $75.0 million in net loans.

Cash and Cash Equivalents. Cash and cash equivalents increased $60.0 million, or 70.6%, to $144.4 million at December 31, 2012 from $84.7 million at December 31, 2011.

Securities Available for Sale.  Securities available for sale decreased $13.6 million, or 31.9%, to $28.9 million at December 31, 2012 compared to $42.5 million at December 31, 2011. The decrease was primarily due to $16.7 million of available for sale securities sold or called during the year, net of purchases of additional securities classified as available for sale during the year and $5.1 million of principal repayments on mortgage-backed securities carried as available for sale.

Investment Securities Held to Maturity. Investment securities held to maturity decreased $113.3 million, or 47.0%, to $127.9 million at December 31, 2012 from $241.2 million at December 31, 2011. The decrease in the investments held to maturity portfolio was primarily due to calls of securities.  The weighted yield of the portfolio at December 31, 2012 was 2.45%.

Mortgage-Backed Securities. Mortgage-backed securities decreased $95.2 million, or 21.7%, to $343.3 million at December 31, 2012, from $438.5 million at December 31, 2011. The average yield on mortgage-backed securities at December 31, 2012 was 3.55%. Unattractive yields on these long-term investments did not make them a desirable investment option.

Loans. Loans receivable, net, increased $75.0 million or 7.8% to $1.0 billion at December 31, 2012, compared to $962.4 million at December 31, 2011.  Conventional one-to four-family mortgages increased $58.3 million, or 14.8%, to $452.5 million at December 31, 2012, compared to $394.2 million at December 31, 2011.  Loans in this category increased primarily due to the lower rate environment generating demand for refinancing. Commercial and multi-family mortgages, construction and commercial loans increased $33.3 million, an increase of 9.4%, to $388.9 million at December 31, 2012, compared to $366.7 million in the prior year.  The majority of the growth was in commercial real estate loans.  Home equity and consumer loans decreased $1.1 million, or 0.51%, to $217.7 million at December 31, 2012, compared to $218.9 million the prior year-end.

Premises and Equipment. Premises and equipment, net of depreciation, decreased minimally by $0.4 million from year to year to $47.0 million at December 31, 2012 compared to $47.4 million at December 31, 2011. Roma Bank also holds a 50% interest in a variable interest entity which owns real estate which is listed separately on the balance sheet as real estate owned via equity investment.  The Company also held for sale at December 31, 2012 its former loan center and a parcel of land at a branch location. The loan center sale closed in January 2013 for a gain of $557 thousand.  The parcel of land is under contract and is expected to close in the second quarter of 2013. Both of these assets are listed separately on the balance sheet as held for sale.

Bank Owned Life Insurance. BOLI increased $5.7 million to $34.6 million at December 31, 2012 compared to $28.9 million the prior year. In January of 2012, the Company invested an additional $4.6 million in BOLI.

Real Estate Owned. Real estate owned increased $5.0 million to $8.3 million at December 31, 2012, compared to $3.3 million at December 31, 2011.  During 2012, 25 new properties were added to real estate owned and 13 were sold. At December 31, 2012, the Company held 23 residential properties and 4 commercial properties. The Company recorded a $783 thousand impairment on real estate owned during 2012. The Company received and accepted an offer on a commercial property held for sale in January 2013 and recorded an impairment based on the offer less selling costs of $446 thousand. The remainder of the impairment charges were related to new appraisals received in the last quarter of 2012.

Other Assets. All other assets increased $2.4 million to $36.8 million at December 31, 2012, compared to $34.4 million a year earlier. The increase was primarily a result of an increase of $3.2 million in FHLB stock, an increase of $2.0 million of prepaid federal and state tax, offset by decreases of $1.8 million in deferred taxes and $1.0 million in accrued interest receivable.

Deposits. Deposits decreased by $91.0 million, or 5.78%, to $1.5 billion at December 31, 2012, compared to $1.6 billion at the prior year-end.   Non-interest bearing demand deposits increased $7.5 million, or 11.8%, to $71.3 million at December 31, 2012, compared to $63.8 million at December 31, 2011.  Interest bearing checking accounts increased $44.8 million, or 22.5%, to $243.4 million at December 31, 2012, compared to $198.6 million in the prior year.  The weighted average interest rate of total checking accounts, including both interest bearing and non-interest bearing, was 0.10% at December 31, 2012, compared to 0.20% in the prior year.  Money market and savings accounts decreased $3.4 million, or 0.66%, to $513.7 million at December 31, 2012, compared to $517.1 million at December 31, 2011.  The weighted average interest rate of savings and club accounts at December 31, 2012 was 0.33%, compared to 0.44% in the prior year.  Certificates of deposit decreased $139.9 million, or 17.6%, to $656.2 million at December 31, 2012, compared to $796.1 million at the end of the prior year.  The weighted average interest rate of certificates of deposit at December 31, 2012 was 1.31%, compared to 1.62% in the prior year.  Action was taken to reduce excess liquidity and lower the cost of deposits by allowing higher cost of funds certificates to run off.

FHLB Advances. FHLBNY advances increased $19.1 million to $52.4 million at December 31, 2012 compared to $33.3 million at December 31, 2011.   Roma Bank has a $23.0 million advance with the FHLBNY for ten years, with a three year call, at 3.9% interest, with interest paid quarterly. Roma Bank also has a $12.6 million advance at 1.03% amortizing over five years and maturing January 2017. RomAsia Bank has various long term advances totaling $16.8 million.

Subordinated Debentures. On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust (the “Trust”), issued $6.2 million of variable rate capital trust pass-through securities (“capital securities”) to investors.  The Company assumed Sterling’s obligation under the capital securities as part of the Sterling Merger. On October 22, 2010, the Company repurchased $4.0 million of these capital securities at a discounted market value of $3.2 million. In June 2012, the first call date subsequent to the Sterling Merger, the Company redeemed the remaining balance.

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

Other Liabilities. Other liabilities increased by $2.0 million, or 12.1%, to $18.1 million at December 31, 2012, compared to $16.2 million at December 31, 2011.  The increase was primarily due to a $1.5 million increase in the pension liability.

Stockholders’ Equity. Stockholders’ equity decreased $2.4 million, or 1.1%, to $215.6 million at December 31, 2012.  The decrease was primarily a result of dividends paid to minority shareholders and the MHC of $1.7 million, and stock repurchases of $2.3 million, exceeding net income of $624 thousand.

Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011

General. Net income for the year ended December 31, 2012 was $624 thousand, or $0.02 per basic and diluted share, a decrease of $6.4 million, or 91.0%, from $7.0 million, or $0.23 per basic and diluted share, for the year ended December 31, 2011.

Net Interest Income. Net interest income, after the provision for loan loss decreased $4.2 million, or 8.6%, to $44.1 million, compared to $48.3 million for the year ended December 31, 2011. Our net interest rate spread on the balance sheet decreased 4 basis points to 2.78%, compared to 2.82% the prior year. The average yield on interest earning assets decreased 35 basis points, while the average cost of interest bearing liabilities decreased 31 basis points. The average yield on interest bearing assets was 3.79% and 4.14% for the years ended December 31, 2012 and 2011, respectively. The average cost of interest-bearing liabilities for the years ending December 31, 2012 and 2011 was1.01% and 1.32%, respectively.

Interest Income. Total interest income decreased $7.3 million, or 9.9%, to $66.3 million for the year ended December 31, 2012, compared to $73.6 million for the prior year. The decline in interest income resulted from the decline in the yield on average interest earning assets. While average interest earning assets also declined year over year, the composition of the assets also changed with higher-yielding loans increasing in 2012 as compared to 2011 while investment securities and mortgage-backed securities which yield a lower return decreased year over year.

Interest income on loans increased $323 thousand, or 0.7%, to $47.4 million for the year ended December 31, 2012, compared to $47.0 million for the prior year. The increase resulted from an increase in the average balance of loans from $920.8 million to $998.6 million; an increase of $77.8 million over 2011. This was offset by a decrease in the average yield on loans year- over- year of 37 basis points.

Interest income on mortgage-backed securities held to maturity decreased $3.1 million, or 18.3%, to $14.1 million for the year ended December 31, 2012, compared to $17.2 million in the prior year. This decrease was due primarily to an average portfolio decrease of $43.6 million, offset by a 36 basis point decrease in average yield.

Interest income on investment securities available for sale and held to maturity decreased $4.5 million, or 50.9%, to $4.3 million for the year ended December 31, 2012 compared to $8.8 million for the prior year. The average yield on investment securities available for sale and held to maturity decreased 61 basis points to 2.45%, compared to 3.06% in the prior year. The average balance of investment securities available for sale and held to maturity decreased $80.3 million to $207.7 million in 2012, compared to $288.0 million in the prior year. The decrease in the average balance was primarily due to investment calls.

Interest income on other interest-earning assets increased slightly by $53 thousand to $530 thousand in 2012 compared to $477 thousand in the prior year. The average yield on other interest-bearing assets was virtually unchanged at 0.36% in 2012, compared to 0.37% in the prior year. The decrease was primarily the result of a small decline then leveling off in overnight interest rates in 2012. The average balance of other interest-bearing assets increased $16.9 million to $145.4 million in 2012, compared to $128.5 million in 2011.

Interest Expense. Total interest expense decreased $5.3 million, or 25.6%, to $15.5 million for the year ended December 31, 2012, compared to $20.8 million in the prior year. The decrease primarily was from a 5.3% decrease in interest bearing liabilities and a 31 basis point decrease in the average cost of interest bearing liabilities to 1.01% compared to 1.32% in the prior year. The average balance of interest-bearing liabilities decreased $33.4 million to $1.5 billion compared to $1.6 billion in the prior year.

Interest expense on deposits decreased $5.5 million, or 30.7%, to $12.5 million in 2012, compared to $18.0 million in 2011. Average interest-bearing demand deposits increased $32.7 million, or 18.1%, to $212.2 million for the year ending December 31, 2012, compared to $179.5 million at the end of the prior year. The average cost of  interest bearing demand deposits decreased 12 basis points from year to year. Average money market and savings accounts increased $19.5 million, or 4.0%, to $514.7 million, compared to $495.2 million in the prior year. The average cost of money market and savings accounts decreased 35 basis points to 0.33%, compared to 0.68% in the prior year. The average cost of certificates of deposits decreased 26 basis points to 1.46%, compared to 1.72% in the prior year. The average balance of certificates of deposit decreased $100.8 million, or 12.2%, to $722.2 million, compared to $823.0 million in 2011.

Interest expense on FHLBNY advances increased slightly by $42 thousand to $1.2 million, compared to the prior year. The average cost of borrowings decreased 108 basis points to 2.50% compared to 3.58% in the prior year. In late October 2007, the Company borrowed $23.0 million in the form of a ten year advance with a three year call, interest only quarterly at 3.90%. In January 2012 the Company borrowed $15.0 million from the FHLBNY amortizing over five years and maturing in January 2017 at a rate of 1.03%. In August 2008, the Company borrowed $40.0 million under an agreement to repurchase securities at a blended interest rate of 3.55%. RomAsia Bank has $16.9 million of short-term borrowings from FHLBNY.

The Company assumed in the Sterling Merger Sterling’s obligations under subordinated debentures totaling $6.2 million. The Company paid off a portion of this debt in October 2010.  In June 2012, at the first available call date after the Sterling Merger, the Company redeemed the remainder.  Interest expense for the subordinated debentures includes $271 thousand for the amortization of the discount booked at the time of the merger.

Provision for Loan Losses.   The provision for loan losses increased $2.2 million to $6.7 million for the year ended December 31, 2012 compared to $4.5 million in the prior year. The allowance was increased as impairments were recognized. The allowance for loan loss was 0.81% of total loans, and, 0.96% of legacy Roma loans, at December 31, 2012, compared to 0.55% of total loans and 0.76% of the Roma legacy loans in the prior year. The loans acquired in the Sterling Merger have non-accretable credit marks of $9.2 million at December 31, 2012 on gross loans totaling $171.4 million, or 5.4%. Charge-offs totaled $3.6 million for the year ended December 31, 2012 compared to $9.0 million for the year ended

December 31, 2011. In 2011 the Company charged off its specific reserves totaling $5.1 million. The largest single charge-off in 2012 was a on a commercial real estate loan where the Company sold the note and recognized a charge-off of $829 thousand. The Company also recognized charge-offs in the fourth quarter of 2012 totaling $760 thousand as new appraisals continued to reflect depressed values.

Non-Interest Income. Non-interest income includes fees and service charges on loans, commissions on the sale of title insurance policies, BOLI income, and other miscellaneous income. Non-interest income increased $2.3 million, or 44.4%, to $7.5 million in 2012, compared to $5.2 million in the prior year. The increase was primarily due to an increase in premiums on sales of mortgage loans of $1.6 million.

Commissions on sales of title policies increased $262 thousand due to an increase in transactions.

Fees and service charges on deposits and loans increased minimally by $35 thousand, to $1.6 million, compared to the prior year. Fees and service-charges on deposits decreased $263 thousand, or 18.3%, to $1.4 million. The decrease was primarily due to decreased fees from our overdraft protection program. Fees and service charges on loans increased by $298 thousand primarily from an increase in prepayment penalties.

Income from BOLI increased $203 thousand in 2012.  In January 2012, Roma Bank purchased an additional $4.6 million of BOLI.

Other categories of non-interest income increased $182 thousand, in the aggregate, to $1.1 million in 2012, compared to $900 thousand in the prior year.  The increase was primarily due to an increase in fees, ATM income and refunds of back year real estate taxes.

Non-Interest Expense. Non-interest expense increased $6.9 million, or 16.0%, to $49.9 million in 2012, compared to $43.0 million in the prior year. The increase was primarily due to increases in merger expenses, increased costs of real estate owned and problem loan resolution, and consulting fees.

Salaries and employee benefits increased $1.7 million, or 6.9%, to $25.7 million in 2012, compared to $24.0 million in the prior year. The increase was primarily due to increased pension costs of $578 thousand and payroll increases of $920 thousand, including additional staff in response to increased regulatory requirements.

Net occupancy expense of premises decreased approximately $320 thousand, or 6.7%, to $4.4 million in 2012 compared to $4.7 million in the prior year. The reductions in costs occurred at a majority of the branch locations.

Equipment costs increased $143 thousand, or 4.0%, to $3.7 million for the year ended December 31, 2012 compared to $3.5 million in the prior year. Approximately $115 thousand of the increase is related to typical smaller furniture and fixtures and depreciation increases and $28 thousand is related to increased processing costs.

Data processing costs were essentially flat, decreasing by only $25 thousand, or 1.1%, to $2.3 million in 2012, compared to $2.3 million in the prior year.

Advertising increased $180 thousand to $980 thousand in 2012, compared to $800 thousand in the prior year. The majority of the increase was related to a one-time targeted marketing and advertising campaign.

Commercial and residential loan expense increase $1.1 million or 68.2% to $2.7 million in 2012, compared to $1.6 million in the prior year. The increase was primarily related to the payment of real estate taxes on loans in foreclosure and the legal costs related to foreclosure process.

Real estate owned expense increased $781 thousand to $1.0 million in 2012, compared to $263 thousand in 2011. The increase was primarily due to $597 thousand of repair costs on a commercial REO incurred to obtain a certificate of occupancy and the increased costs of having more properties in REO throughout the year.

On December 19, 2012, the Company entered into a definitive merger agreement to merge. Merger costs of $1.9 million were incurred in December 2012.

Other non-interest expense decreased $1.4 million, or 24.6%, to $5.4 million in 2012, compared to $4.0 million in the prior year. The increase was primarily due to increased consulting costs of approximately $390 thousand as the Company engaged in a search for a new president and chief executive officer, an increase in the liability for undrawn commitments of $213,000 thousand, increased legal costs not related to loan resolutions of $65,000, increased directors’ fees of approximately $78 thousand primarily due to RomAsia paying board fees for the first time, and other normal increases.

Provision for Income Taxes. The provision for income taxes decreased $2.4 million, or 72.5%, to $907 thousand in 2012 compared to $3.3 million in the prior year. The decrease is primarily related to a decline in pre-tax income. The effective tax rate for 2012 was 54.8%, compared to 31.74% for 2011. The increase in the effective rate is primarily due to the $1.9 million of merger expenses which are primarily non- deductable.

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

Interest expense on deposits increased $326 thousand, or 1.8%, to $18.0 million in 2011, compared to $17.7 million in 2010. Average interest-bearing demand deposits increased $27.1 million, or 17.8%, to $179.5 million for the year ending December 31, 2011, compared to $152.4 million at the end of the prior year. The average cost of interest bearing demand deposits decreased 14 basis points from year to year. Average savings and club accounts increased $138.7 million, or 38.9%, to $495.2 million, compared to $356.5 million in the prior year. The average cost of savings and club accounts decreased 24 basis points to 0.68%, compared to 0.92% in the prior year. The average cost of certificates of deposits decreased 26 basis points to 1.72%, compared to 1.98% in the prior year. The average balance of certificates of deposit increased $124.8 million, or 17.9%, to $823.0 million, compared to $698.2 million in 2010.

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

The Company assumed in the Sterling Merger Sterling’s obligation under subordinated debentures totaling $6.2 million at a rate of 6.8%. The Company repurchased a portion of this debt in October 2010. At December 31, 2011, the balance was $1.9 million.

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

Non-Interest Income. Non-interest income includes fees and service charges on loans, commissions on the sale of title insurance policies, BOLI income, and other miscellaneous income. Non-interest income decreased $2.2 million, or 29.8%, to $5.2 million in 2011 compared to $7.4 million in the prior year. The decrease was primarily due to a realized gain of $2.2 million on an equity security in 2010.

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

Income from BOLI increased $46 thousand in 2011.  No new policies were purchased in 2011, however, in January 2012, Roma Bank purchased an additional $4.6 million of BOLI.

Other categories of non-interest income decreased $1.9 million, in the aggregate, to $1.5 million in 2011, compared to $4.1 million in the prior year.  The decrease was primarily due to realized gain of $2.2 million on an equity security in the prior year.

Non-Interest Expense. Non-interest expense increased $4.6 million, or 11.8%, to $43.0 million in 2011, compared to $38.5 million in the prior year. The increase was primarily due to the full year of costs related to the Sterling Merger with Sterling Bank in July 2010 and the related costs associated with the ten branches acquired in the Sterling Merger.

Salaries and employee benefits increased $3.1 million, or 15.0%, to $24.0 million in 2011, compared to $20.9 million in the prior year. The increase in costs was primarily related to the full year of personnel related to the Sterling Merger in 2010.  Full-time equivalent employees decreased by 12 from December 31, 2010 to December 31, 2011.

Net occupancy expense of premises increased approximately $980 thousand, or 26.1%, to $4.7 million in 2011 compared to $3.7 million in the prior year. Costs related to the full year costs for the ten branches acquired in the Sterling Merger were $781 thousand.

Equipment costs increased $454 thousand, or 14.7%, to $3.5 million for the year ended December 31, 2011 compared to $3.1 million in the prior year. Approximately $275 thousand of the increase is related to full year costs related to the Sterling Merger.

Data processing costs increased $302 thousand, or 15.3%, to $2.3 million in 2011, compared to $2.0 million in the prior year. This increase was primarily related to the Sterling Merger and the need to have duplicate systems for a short period of time.

Advertising decreased $27 thousand to $800 thousand in 2011, compared to $827 thousand  in the prior year.

Other non-interest expense decreased $282 thousand, or 3.5%, to $7.7 million in 2011, compared to $7.9 million in the prior year. The decrease was primarily due to Sterling Merger costs of $924 thousand in 2010, primarily offset by increases in costs relating to impaired loans of $525 thousand and increased compliance related consulting costs of approximately $65 thousand, and other minimal increases in various categories.

Provision for Income Taxes. The provision for income taxes increased $322 thousand, or 10.8%, to $3.3 million in 2011 compared to $3.0 million in the prior year. The increase is primarily related to an increase of 27.3% in pre-tax income lowered by increases in tax free income primarily from BOLI. The effective tax rate for 2011 was 31.74%, compared to 36.47% for 2010.

Average Balance Sheet. The average yields and costs shown in the following table are derived by dividing income or expense by the daily average balance of  assets or liabilities, respectively, for the years ended December 31, 2012, 2011, and 2010. No tax equivalent adjustments have been made.

	2012		2012			2011			2010
		Actual			Average			Average			Average
	Actual	Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Cost	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earnings assets:
Loans receivable, net (1)	$1,037,405	4.56%	$998,587	$47,356	4.74%	$920,778	$47,033	5.11%	$730,532	$40,002	5.48
Mortgage-backed securities held to maturity	343,318	4.10	397,204	14,092	3.55	440,782	17,238	3.91	294,579	13,525	4.59
Investment securities: (2)
Tax-exempt	11,202	2.64	13,604	388	2.96	13,637	469	3.44	11,095	447	4.03
Taxable	145,635	2.70	194,623	3,932	2.02	274,376	8,335	3.03	323,139	11,928	3.69
Other interest-earning assets (3)	169,517	0.32	145,436	530	0.36	128,543	477	0.37	127,754	511	0.40
Total interest-earning assets	1,707,077	3.88	1,749,454	66,298	3.79	1,778,116	73,552	4.14	1,487,099	66,413	4.47
Non-interest-earning assets	107,063		101,861			101,551			86,263
Total assets	$1,814,140		$1,851,315			$1,879,667			$1,573,362
Interest-bearing liabilities:
Interest-bearing demand	$243,379	0.10	$212,165	$248	0.12	$179,533	434	0.24	$152,418	580	0.38
Money market and savings	513,695	0.33	514,741	1,695	0.33	495,160	3,412	0.68	356,492	3,295	0.92
Certificates of deposit	656,207	1.61	722,208	10,549	1.46	823,007	14,190	1.72	698,247	13,835	1.98
Subordinated debentures (4)	-		885	323	36.5	1,910	138	7.22	1,788	138	7.72
Securities sold under agreement to repurchase	40,000	3.55	40,000	1,420	3.55	40,000	1,420	3.55	40,000	1,420	3.55
Federal Home Loan Bank borrowings	52,385	2.38	49,802	1,245	2.50	33,624	1,203	3.58	29,179	1,008	3.45
Total interest-bearing liabilities	1,505,666	1.03	1,539,801	15,480	1.01	1,573,234	20,797	1.32	1,278,124	20,276	1.59
Non-interest-bearing liabilities	92,865		92,566			90,223			78,753
Total liabilities	1,598,531		1,632,367			1,663,457			1,356,877
Minority interest	1,977		1,920			1,688			1,688
Stockholders’ equity	213,632		217,028			214,523			214,797
Total liabilities and stockholders’ equity	$1,814,140		$1,851,315			$1,879,667			$1,573,362
Net interest income				$50,818			$52,755			$46,137
Interest rate spread (5)		2.85%			2.78%			2.82%			2.88%
Net yield on interest-earning assets (6)					2.91%			2.97%			3.10%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.14x			1.13x			1.16x

(1)	Non-accruing loans have been included in loans receivable, and the effect of such inclusion was not material.
(2)	Includes both available for sale and held to maturity securities.
(3)	Includes interest-bearing deposits at other banks, federal funds purchased, FHLBNY capital stock and BOLI.
(4)	Interest expense on subordinated debt includes full amortization of premium/discount from acquisition at payoff.
(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$3,730	$(3,407)	$323	$9,733	$(2,702)	$7,031
Mortgage-backed securities, held to maturity	(1,632)	(1,514)	(3,146)	5,716	(2,003)	3,713
Investment securities:
Tax-exempt	(20)	(61)	(81)	87	(65)	22
Taxable	(2,048)	(2,355)	(4,403)	(2,016)	(1,577)	(3,593)
Other interest earnings assets	66	(13)	53	(17)	(17)	(34)
Total interest-earning assets	$96	$(7,350)	$(7,254)	$13,503	$(6,364)	$7,139

Interest expense:
Interest-bearing demand	$78	$(264)	$(186)	$(11)	$(135)	$(146)
Money market and savings	133	(1,850)	(1,717)	1,073	(956)	117
Certificates of deposit	(1,656)	(1,985)	(3,641)	2,270	(1,915)	355
Securities sold under agreement to repurchase	-	-	-	-	-	-
Subordinated debentures	-	-	-	-	-	-
Advances from Federal Home Loan Bank	590	(363)	227	157	38	195
Total interest-bearing liabilities	$(855)	$(4,462)	$(5,317)	$3,489	$(2,968)	$521

Change in net interest income	$951	$(2,888)	$(1,937)	$10,014	$(3,396)	$6,618

Liquidity, Commitments and Capital Resources

The Banks’ liquidity, represented by cash and cash equivalents, is a product of their operating, investing and financing activities. The Banks’ primary sources of funds are deposits; amortization, prepayments and maturities of mortgage-backed securities and outstanding loans; maturities of investment securities; and funds provided from operations. In addition, the Banks invest excess funds in short-term interest-earnings assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and prepayments on loans and mortgage-backed securities.

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

The Banks review cash flow projections regularly and update them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. At December 31, 2012, the Banks had outstanding commitments to originate loans of $41.9 million, and unused lines and letters of credit of $106.4 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2012 totaled $393.1 million.

While deposits are the Banks’ primary source of funds, they also generate cash through borrowings from the FHLBNY. The Banks have traditionally enjoyed cash flows from deposit activities that were sufficient to meet their day-to-day funding obligations and only occasionally used overnight lines of credit or other borrowings with the FHLBNY.   In October 2007, Roma Bank borrowed $23.0 million from the FHLBNY at 3.90%, interest only quarterly, for ten years with a three year call. In January 2012, Roma Bank borrowed an additional $15.0 million at 1.03% amortizing over five years.  At December 31, 2012, Roma Bank’s borrowing limit with the FHLBNY was $830.0 million, and RomAsia Bank’s was $77.7 million. Roma Bank also had at December 31, 2012 securities sold under an agreement to repurchase in the amount of $40.0 million. RomAsia Bank at December 31, 2012 had $16.8 million of long-term advances with FHLBNY.

The following table discloses our contractual obligations and commitments as of December 31, 2012.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 years
	(In thousands)
Federal Home Loan Bank borrowings	$52,385	$3,750	$3,500	$42,291	$2,844
Securities sold under agreement to repurchase	$40,000	$-	$10,000	$-	$30,000

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In thousands)

Lines of credit	$106,382	$106,382	$-	$-	$-
Construction loans in process	19,503	19,503	-	-	-
Other commitments to extend credit	41,921	41,921	-	-	-
Total	$167,806	$167,806	$-	$-	$-

Roma Bank has non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2012:

Years Ended December 31:	(In thousands)
2013	$1,177
2014	970
2015	870
2016	892
2017	901
Thereafter	7,750
Total Minimum Payments Required	$12,560

Included in the total required minimum lease payments are $1.6 million of payments to the “LLC” a variable interest entity in which the Company hold a 50% ownership interest. The Company eliminates these payments in consolidation.

Consistent with their goals to operate sound and profitable financial organizations, the Banks actively seek to maintain their status as well-capitalized institutions in accordance with regulatory standards. As of December 31, 2012, the Banks exceeded all capital requirements of the OCC.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving  the Banks’ facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage backed securities, and commitments to extend credit to meet the financial needs of our customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at December 31, 2012, see Note 21 to the consolidated financial statements contained in this Annual Report on Form 10-K.

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

Quantitative Analysis. The following table presents Roma Bank’s net portfolio value as of December 31, 2012. The net portfolio values shown in this table were calculated using an independently prepared Asset Liability Management Report, based on information provided by Roma Bank (in thousands).

December 31, 2012
Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
Changes in rate	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
+300 bp	177,144	(56,339)	(24.09)%	11.33%	(247) pb
+200 bp	211,210	(22,162)	(9.50)%	13.08%	(72) bp
+100 bp	231,114	(2,258)	(0.97)%	13.93%	13 bp
0 bp	233,372	-	-	13.80%	-
–100 bp	236,740	3,368	1.44%	13.84%	4 bp

(1) The -200bp and -300bp scenarios are not shown due to the low prevailing interest rate environment.

The following table presents RomAsia Bank’s net portfolio value as of December 31, 2012. The net portfolio values shown in this table were calculated using an independently prepared Asset Liability Management Report, based on information provided by RomAsia Bank (in thousands).

December 31, 2012
Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
Changes in rate	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
+300 bp	13,939	(7,145)	(48.31)%	7.72%	(535) bp
+200 bp	16,990	(4,094)	(19.42)%	11.17%	(356) bp
+100 bp	19,494	(1,591)	(7.54)%	12.40%	(190) bp
0 bp	21,084	-	-	13.07%	-
–100 bp	21,437	352	1.67%	13.15%	8 bp

(1) The -200bp and -300bp scenarios are not shown due to the low prevailing interest rate environment.

Future interest rates or their effect on net portfolio value or net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in this type of computation. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react in different times and in different degrees to changes in the market interest rates. The interest rate on certain types of assets and liabilities, such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

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

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-

l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2012. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2012.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors is comprised of nine members each of whom serves for a term of three years and until their successors are elected and qualified.  The Company’s officers are elected annually by the Board and serve at the Board’s discretion.  The Company’s directors are divided into three classes, one of which stands for election at each annual meeting.

The following table sets forth information with respect to the Company’s directors and executive officers including their age as of December 31, 2012, their period of service as directors of the Company and the expiration of their current term as a director of the Company.

Name	Age	Positions with the Company	Director Since	Current Term to Expire

Directors:
Peter A. Inverso	74	President, Chief Executive Officer and Director	1998	2015
Michele N. Siekerka	48	Chair of the Board and Director	2005	2015
Alfred DeBlasio, Jr.	57	Director	2008	2015
Thomas A. Bracken	65	Director	2012	2015
Robert C. Albanese	64	Director	2009	2013
William J. Walsh, Jr.	57	Director	2010	2013
Dennis M. Bone	61	Director	2011	2014
Robert H. Rosen	70	Director	2006	2014
Jeffrey P. Taylor	59	Director	2010	2014

Executive Officers:
Sharon L. Lamont, CPA	65	Chief Financial Officer	N/A	N/A
Barry J. Zadworny	68	Senior Vice President	N/A	N/A
C. Keith Pericoloso	49	Executive Vice President	N/A	N/A
Suzette Nanovic Berrios, Esq.	50	Senior Vice President	N/A	N/A

The Board believes that the many years of service that our directors have had at the Company and the Bank or at other financial institutions is one of the directors’ most important qualifications for service on the Board.  This service has given them extensive knowledge of the banking business and the Company.  Furthermore, their service on Board committees, especially in areas of audit, compliance and compensation is critical to their ability to oversee the management of the Company by our executive officers.  Each outside director brings special skills, experience and expertise to the Board as a result of their other business activities and associations.

Peter A. Inverso, CPA has been president and chief executive officer of Roma Bank since 2000 and has served as president and chief executive officer of Roma Financial Corporation and Roma Financial Corporation, MHC since their incorporation in 2005. Mr. Inverso has been a director of Roma Bank since 1998. He served as a New Jersey state senator from 1992 to January 2008. Active in several civic and charitable organizations, Mr. Inverso is Past Chairman of the Board of Directors of the Robert Wood Johnson University Hospital Health Care Corp. Hamilton, New Jersey, a past member of the Board of Trustees of Rider University and  vice chair of Catholic Charities Diocese of Trenton, a member of the New Jersey Joint Legislative Committee on Ethical Standards, Chairman of the Capital City Redevelopment Corporation, New Jersey Department of Banking and Insurance Advisory Board, and a past member of the Board of Governors of the New Jersey League of Community Bankers. Mr. Inverso is also Chairman of the Board of Directors of RomAsia Bank.  Mr. Inverso’s many years of service with Roma as well as his accounting and political background enhance the depth of the Board.

Michele N. Siekerka, Esq. is a licensed attorney and Assistant Commissioner of Water Resource Management with the New Jersey Department of Environmental Protection. From 2004 to 2010, she served as the president and chief executive officer of the Mercer Regional Chamber of Commerce. From 2000 to 2004, Ms. Siekerka was employed by AAA Mid-Atlantic, first as vice president of human resources and then as senior counsel. Active in numerous civic organizations, Ms. Siekerka is a member of, among other organizations, the Mercer County Community College Foundation, the Roma Bank Community Foundation, the YWCA of Trenton, and the RomAsia Bank Board. She is on the Regional Advisory Board for AAA Mid-Atlantic, and is a former member of the Robbinsville Township Board of Education.  Ms. Siekerka’s legal and government affairs expertise and market knowledge are assets to the Board.

Alfred DeBlasio, Jr. was appointed a director of the Company and Roma Bank in October 2008.  He is President and Chief Executive Officer of General Sullivan Group, Inc., a distributor of industrial products located in Pennington, New Jersey.  Mr. DeBlasio serves on the board of the MidJersey Chamber of Commerce and he also serves as chairman of the MidJersey Chamber of Commerce’s Investment Committee along with various other Chamber committees.  Mr. DeBlasio is also Vice President of the West Trenton Italian American Club. Mr. DeBlasio brings to the Board business expertise, as well as, knowledge of the market in which the Company operates.

Thomas A. Bracken was elected as a director of the Company and Roma Bank in April 2012.  He has served as the President and CEO of the New Jersey Chamber of Commerce in February 2011. Mr. Bracken served as the President of TriState Capital Bank’s New Jersey operation, which served mid-market businesses in Pennsylvania, Ohio and New Jersey. Prior to that, he was President and CEO of Sun Bancorp, Inc. for six years. He also held executive positions with First Union Bank. Mr. Bracken serves as chairman of the Finance Committee of the Cancer Institute of New Jersey Foundation, chairman of the New Jersey Alliance for Action Foundation, and is a board member for Public Media NJ, the subsidiary of WNET that runs NJTV. He is a former chairman of the Economic Development Corporation of Trenton and the New Jersey Bankers Association. He is a graduate of Bucknell University. Mr. Bracken brings many years of banking experience to the Board of Directors.

Robert C. Albanese was appointed a director of the Company in June 2009.  He is the President and Chief Executive Officer of Pentegra Retirement Services, located in White Plains, New York.  Prior to becoming CEO, he served on Pentegra’s Board of Directors for over ten years.  Mr. Albanese served as Regional Director of the Northeast Region of the Office of Thrift Supervision from 1996 through 2007 and, prior to that, served in various other capacities with the Office of Thrift Supervision and its predecessor, The Federal Home Loan Bank Board.  He has also been involved in many civic activities, most prominently as past President and Treasurer of the Waldwick, NJ Jaycees.  Mr. Albanese brings many years of bank regulatory experience and knowledge of the financial services industry to the Board.

William J. Walsh, Jr. joined New Jersey American Water Company, the state’s largest investor owned water utility in May 2011 as Vice President Government Affairs.  In December 2012 he was promoted to Vice President Business and Government Affairs. He is responsible for leading the company’s strategic state, county and local government affairs and business development program.  Mr. Walsh retired from Public Service Enterprise Group (PSEG) in January 2011, with over 33 years experience in corporate responsibility, government and regulatory affairs and policy. Active in his community, Mr. Walsh is a member of the Board of Trustees of Robert Wood Johnson University Hospital Hamilton, and chairs the Finance and Human Resources Committee.  He also serves as a Trustee of the Hamilton Area YMCA.  He is a Lifetime member of Eta Kappa Nu-National Engineering Honor Society. He has also served as a trustee of such organizations as: The Drumthwacket Foundation; The Home Port Alliance for the Battleship New Jersey; Co-Chair of the New Jersey Steering Committee of the Washington Center for Internships and Academic Seminars; United Way of Essex/ West Hudson; and, was an initial incorporator of New Jersey After 3. Mr. Walsh’s extensive public and regulatory affairs experience are assets to the Board.

Dennis M. Bone is the Director of the Feliciano Center for Entrepreneurship at Montclair State University. Previously, Mr. Bone served as President of Verizon New Jersey. Mr. Bone has over 33 years experience with Verizon and was responsible for all of Verizon’s corporate interests in New Jersey. Active in his community, Mr. Bone is on the Board of Trustees of the New Jersey Institute of Technology, the New Jersey Center for Teaching and Learning, and the New Jersey State Chamber of Commerce.  In addition, Mr. Bone is Chairman of the New Jersey State Employment and training Commission, and was the founding Chairman of Choose New Jersey.  Mr. Bone previously served on the Board of Trustees of the Liberty Science Center (12 years), the Board of Directors of the New Jersey Performing Arts Center (12 years), the Aviation Research Technology Park (2years), and the New Jersey Utilities Association (12 years).  Mr. Bone’s experience brings a larger corporation perspective to the Board, coupled with his extensive community involvement.

Robert H. Rosen, CPA has been a certified public accountant with the firm of Klatzkin and Company in Hamilton, New Jersey for forty-four years and served as managing partner for six years. As a CPA, Mr. Rosen advises his clients on various tax and financial matters. He chairs Roma Financial Corporation’s Audit Committee and is a business referral source. Mr. Rosen is a member of the New Jersey Society of Certified Public Accountants, the Pennsylvania Institute of Certified Public Accountants and the American Institute of Certified Public Accountants. He is past president of the Mercer County Chapter of the NJSCPA, a past president of the Mercer County Estate Planning Council, and he has also been selected to the Temple University Alumni Hall of Fame.  He is also an active member of the Hamilton Chapter of the MidJersey Chamber of Commerce, and a past member of the Board of Directors of the Lower Bucks County Chamber of Commerce, and chairs the Youth Aid Panel of Lower Makefield Township, Pennsylvania, and has been a Big Brother for over ten years. Mr. Rosen’s accounting and tax expertise have been invaluable to the Board.

Jeffrey P. Taylor was appointed a director of the Company and Roma Bank in August 2010. He is a licensed professional Engineer and Professional Planner in the State of New Jersey.  He has been employed by the Engineering Department of the Township of Burlington since 2008. From 2005 to 2008, Mr. Taylor served as City Engineer/Director in the City of Burlington.  From 1997 to 2005, Mr. Taylor was President of Environmental Resolutions, Inc. an environmental engineering firm in Mount Laurel, New Jersey.  Active in his community, Mr. Taylor is a member of the Burlington Township Green Team, the River Route Advisory Committee and is a Trustee and Treasurer of the Burlington County Historical Society.  He is also a council member of Proprietors of West New Jersey. Mr. Taylor was a former Board member of Sterling Banks, Inc. Due to Mr. Taylor’s experience as a small business owner and borrower, together with his engineering background, and 21 years of bank director experience, Mr. Taylor brings valuable skill sets to the Board.

Sharon L. Lamont, CPA was appointed as Chief Financial Officer in April 2006. She served as a director of Roma Bank from 1993 until her appointment as an officer, on which date she resigned her position as a director. She was previously the sole owner of Sharon Lamont & Associates, a certified public accounting firm which she founded in 2001. From 1988 to 2001, Ms. Lamont was a partner with Schaeffer, Lamont & Associates, a certified public accounting firm. Her civic activities include serving as a Director of the Robert Wood Johnson University Hospital Hamilton, and ARC Mercer. She previously served as a board member and past chair of the Hamilton Area YMCA, and as a council member of the American Institute of Certified Public Accountants. Ms. Lamont is also a past president of the New Jersey Society of Certified Public Accountants.

Barry J. Zadworny has been Senior Vice President of Policy and Compliance at Roma Bank since 1989.  Mr. Zadworny serves as chairman of the Community Reinvestment Act committee, and is a member of the Internal Loan Review Committee, the Bank Secrecy Act Committee, the Disaster Recovery Planning Committee and the Safeguarding of Customer Information Committee of Roma Bank. He is also a member of the CRA, Compliance and Legislative Committees of the New Jersey Bankers Association, and the Independent Community Bankers of America. An ordained deacon in the Catholic

Church, Mr. Zadworny was appointed by the Bishop of Trenton to the Council of Deacons, and served a two year term as the president of the Council.  He also serves as an Annulment Advocate for the Diocesan Tribunal of the Diocese of Trenton.  He is also a member of the Mercer County Advisory Board of Catholic Charities.

C. Keith Pericoloso currently serves as Executive Vice President, a position to which he was appointed in October 2009.  Mr. Pericoloso joined Roma Bank in 1981 and previously served as Senior Vice President and Chief Operating Officer. In his current position, Mr. Pericoloso is responsible for Roma Bank’s daily operations, general bank development and expansion. Mr. Pericoloso serves on many bank committees and is involved in various community organizations, including the Italian American Festival. He serves as a Board member of the MidJersey County Chamber of Commerce and the George Pellettiere Memorial Home.

Suzette Nanovic Berrios, Esq. joined Roma Bank as Vice President, Legal in 2011 and was promoted to Senior Vice President, Legal in April 2012. Ms. Berrios has been practicing law for over 25 years, in both an in-house and private law firm setting, in the New Jersey and Philadelphia, Pennsylvania areas.  From October 2009 to August 2010 she served as Senior Council at Superior Mortgage. From November 2005 to June 2009 she served as Vice President, General Counsel and Corporate Secretary of Hanover Capital Mortgage Holdings, Inc. She had previously served as General Counsel for two publicly traded companies in different industries, including Hanover Capital Mortgage..  She is a member of the New Jersey and Pennsylvania bars, as well as the New Jersey Bar Association, Pennsylvania Bar Association, and the Association of Corporate Counsel.

Audit Committee Matters

The Board of Directors maintains a separately designated audit committee. The members of the Audit Committee are Directors Dennis M. Bone, Alfred DeBlasio, Jr., Robert H. Rosen (Chair), and Michele N. Siekerka.

The Board of Directors has determined that Messrs. Rosen and DeBlasio, Jr. are audit committee financial experts within the meaning of the regulations of the Securities and Exchange Commission.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics will be furnished without charge upon written request to the Chief Financial Officer, Roma Financial Corporation, 2300 Route 33, Robbinsville, New Jersey, 08691.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s Common Stock is registered pursuant to Section 12(b) of the Securities and Exchange Act of 1934, as amended. The officers and directors of the Company and beneficial owners of greater than 10% of the Common Stock (“10% beneficial owners”) are required by Section 16(a) of such act to file reports of ownership and changes in beneficial ownership of the Common Stock with the Securities and Exchange Commission and NASDAQ and to provide copies of those reports to the Company. The Company is not aware of any beneficial owner, as defined under Section 16(a), of more than ten percent of the Common Stock, other than the MHC. To the Company’s knowledge, all Section 16(a) filing requirements applicable to its officers and directors were complied with during the 2012 fiscal year with the exception of one Form 4 for Director Siekerka which was subsequently filed.

Shareholder Nomination Process

There were no material changes in the procedures by which a shareholder may nominate individuals for the Board of Directors during the year ended December 31, 2012.

Item 11. Executive Compensation

Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to, or earned by, our principal executive officer, principal financial officer and the top three other executive officers of the Company during the last fiscal year. We refer to these individuals as the “Named Executive Officers.”

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Peter A. Inverso	2012	$344,000	$41,280	$-	$-	$34,508	$104,974	$45,361	$570,123
President and Chief	2011	$344,000	$68,800	$50,000	$-	$110,241	$76,005	$36,831	$685,877
Executive Officer	2010	$335,600	$25,000	$-	$-	$131,003	$51,414	$38,033	$581,050

C. Keith Pericoloso	2012	$228,000	$22,344	$-	$-	$25,875	$117,931	$25,632	$419,782
Executive Vice President	2011	$188,000	$13,160	$25,000	$-	$50,642	$225,703	$18,738	$521,243
	2010	$163,500	$10,000	$-	$-	$47,330	$127,640	$18,280	$366,750

Sharon Lamont	2012	$210,000	$16,800	$-	$-	$9,444	$92,377	$27,158	$355,799
Chief Financial Officer	2011	$205,000	$16,400	$25,000	$-	$30,810	$91,816	$21,247	$390,273
	2010	$195,000	$23,100	$-	$-	$26,773	$66,869	$21,080	$332,822

Barry J. Zadworny	2012	$140,000	$1,120	$-	$-	$7,824	$90,607	$21,727	$261,278
Senior Vice President	2011	$137,500	$1,100	$-	$-	$24,227	$117,953	$19,100	$299,800
	2010	$135,000	$1,080	$-	$-	$20,462	$83,968	$19,326	$259,836

Suzette Nanovic Berrios	2012	$152,062	$9,270	$-	$-	$4,264	$16,871	$2,618	$185,085
Senior Vice President	2011	$59,712	$1,000	$5,002	$-	$-	$-	$109	$65,823

In the table above:

•	The 2012 bonus amounts in column (b) were based on the cash incentive plan implemented in 2008 and were paid in February 2013 based on 2012 results:

Named Executive Officers	Total
Peter A. Inverso	$41,280
C. Keith Pericoloso	$22,344
Sharon L. Lamont	$16,800
Barry J. Zadworny	$1,120
Suzette Nanovic Berrios	$9,270

•
The amount shown in columns (c) and (d) reflect the grant date fair value for the awards as calculated in accordance with Financial Accounting Standards Board Topic 718.  Assumptions used in determining the fair values of the restricted stock awards are set forth in Note 20  “Benefit Plans” of the Company’s financial statements included in its Annual Report on Form 10-K for fiscal year ended December 31, 2012.

•
When we refer to non-equity incentive plan compensation in column (e) above, we are referring to both the increase in the value of awards made under the Phantom Stock Appreciation Rights Plan implemented in 2002 and non-equity incentive portion of the awards made under the Company’s non-equity incentive plan implemented in 2007 as part of our Cash Incentive Compensation Plan which includes the Named Executive Officers. That plan, as explained elsewhere in the section entitled “Compensation Discussion and Analysis - Specific Elements of Our Compensation Program”, is comprised of two components: (1) a “non-equity incentive” component based upon performance metrics that are established at the beginning of the year, and (2) a discretionary bonus portion determined at the end of the performance year based upon individual performance. The breakdown between the non-equity portion of the award and the phantom stock award’s increase in value in 2012, 2011 and 2010 is as follows:

Officer	Non-Equity Incentive Plan	Phantom Stock Plan

Inverso	2012 - $ 23,736	2012 - $ 10,772

	2011 - $ 78,463	2011 - $ 31,778

	2010 - $113,768	2010 - $ 17,233

Pericoloso	2012 - $ 14,683	2012 - $ 11,192

	2011 - $ 40,022	2011 - $ 10,620

	2010 - $ 41,570	2010 - $ 5,760

Officer	Non-Equity Incentive Plan	Phantom Stock Plan

Lamont	2012 - $ 5,796	2012 - $ 3,648

	2011 - $ 18,703	2011 - $ 12,107

	2010 - $ 19,832	2010 - $ 6,941

Zadworny	2012 -$ 3,864	2012 - $ 3,960

	2011 - $ 12,545	2011 - $ 11,682

	2010 - $ 6,814	2010 - $ 6,732

Berrios	2012 - $ 4,264	2012 - $ -

	2011 - $ -	2011 - $ -

•	The breakdown between the actual awards and the components under which the awards were granted was as follows for 2012:

NEO	Non-Equity Component	Discretionary	Total
Peter Inverso	$23,736	$41,280	$65,016
C. Keith Pericoloso	14,683	22,344	37,027
Sharon Lamont	5,796	16,800	22,596
Barry J. Zadworny	3,864	1,120	4,984
Suzette Berrios	4,264	9,270	13,535

•	Non-Equity Incentive Component

For the non-equity component, 75% of the awards were determined based upon the Company’s actual performance as compared to budgeted performance for certain metrics, with the remaining 25% to be determined based upon the Company’s actual performance as compared to its peer group. The targeted awards as a percentage of salary were 50% for the CEO, 35% for the Executive Vice President, and 20% for the other Named Executive Officers, with a maximum payout of 140% of target award. For 2011 and 2010, RomAsia Bank was included in the Company result versus budget for the CEO, Executive Vice President, and other Named Executive officers. Overall, as detailed below, for the Named Executive Officers, the consolidated Company achieved 23.00% of its targeted performance. This percentage was then applied to the targeted awards as a percentage of salary for each Named Executive Officers to calculate the non-equity incentive plan component.

•	Company Performance

The table below sets forth the consolidated performance metrics established by the Company at the beginning of the period, actual results as compared to these metrics and the respective weighting of each metric in determining the overall weighting of the Company’s performance.

Company Performance
Achievement of Budget -70% Minimum Achievement of Goal Required, Maximum 140% Credit

Metric	Budget	Actual ($)	Actual (%)	Metric Weight	Result %
	(Dollars in Thousands)

Net Income	$8,170	$2,546	31.16%	60.00%	0.00%
Res. Loan Growth	$233,000	$279,146	119.81	10.00	11.98
Comm. Loan Growth	$210,000	$108,195	51.52	10.00	0.00
Core Deposit Growth	10.00%	6.11%	61.10	10.00	0.00

Year to Year Improvement 70% Minimum Achievement of Goal Required, Maximum 140% Credit

Metric	2011	2012	% of Target	Metric Weight	Result %

NPLs/Total Loans	4.65%	4.75%	97.89	3.34%	3.27%
ROE	3.25	1.11	50.77	3.33	0.00
Net Loans/Assets	52.10	58.69	112.65	3.33	3.75
Total				100.00%
	Total Company Performance				19.00%

•	Peer Group Comparison (Roma Bank only) (Trailing 12 months as of 9-30-12)

Metric	Peers	Company	Quartile Weighting	Metric Weight	Result %

ROA	0.54%	0.19%	4th	50.00%	0.00%
Efficiency Ratio	73.12	79.63	3rd	50.00%	35.00%
	Total Peer Group Comparison				35.00%

•	Overall Non-Equity Incentive Plan Component
75% of Company Performance Percentage	14.25%
25% of Peer Group Comparison Percentage	8.75%
Grand Total Percentage	23.00%

Discretionary Component

•
Targeted discretionary bonuses were 20% for the CEO, 7% for the EVP, and 8% for the other Named Executive Officers of their respective salary. Targeted and actual discretionary bonuses (component 2) for the Named Executive officers were as follows:

NEO	Target ($)	Actual ($)	Actual (% of Target)

Peter Inverso	$68,800	$41,280	60.00%
C. Keith Pericoloso	$15,960	$22,344	140.00%
Sharon Lamont	$16,800	$16,800	100.00%
Barry J. Zadworny	$11,200	$1,120	10.00%
Suzette Berrios	$12,360	$9,270	75.00%

When we refer to changes in pension values in column (f) above, we are referring to the aggregate change in the present value of the Named Executive Officer’s accumulated benefit under all defined benefit and actuarial plans from the measurement date used for preparing our 2010, 2011 and 2012 year-end financial statements from the measurement date used for preparing our 2009, 2010 and 2011 year-end financial statements. For Mr. Inverso, the change in value under the Roma Bank Defined Benefit Pension Plan (the Retirement Plan”) and the Supplemental Executive  Retirement Plan was $62,975 and $38,999 respectively, for 2012; $76,005 and $0.0, respectively, for 2011, and $51,413 and $0.0, respectively, for 2010.  Ms. Lamont does not participate in the Supplemental Executive Retirement Plan. Ms. Lamont’s change in value under the Retirement Plan was $92,377, $91,816 and $66,869, respectively, for 2012, 2011 and 2010.  Mr. Pericoloso does not participate in the Supplemental Executive Retirement Plan. The change in value under the Retirement Plan for Mr. Pericoloso was $117,931, $225,703 and $127,640, respectively, for 2012, 2011 and 2010.  For Mr. Zadworny, the change in value under the Retirement Plan and the Supplemental Executive Retirement Plan was $90,607 and $0.0, respectively, for 2012; $117,953 and $0.0, respectively, for 2011, and $51,413 and $0.00, respectively, for 2010.   For Ms. Berrios the change in value under the Retirement Plan for 2012 was $16,871. Ms. Berrios does not participate in the Supplemental Executive Retirement Plan and was not eligible for the Retirement Plan in 2011.

•	“All Other Compensation” in column (g) above includes the following:

•   for Mr. Inverso in 2012: $12,087 of life and disability insurance premiums; 1,518.124 shares under the Roma Bank Employee Stock Ownership Plan (valued at $22,954based on an closing stock price of $15.12 per share) and $10,320 representing matching payments we made under our 401(k) plan.

•   for Mr. Pericoloso in 2012: $1,369 of life and disability insurance premiums; 1,303.131 shares under the Roma Bank Employee Stock Ownership Plan (valued at $19,703 based on an closing stock price of $15.12 per share) and $4,560 representing matching payments we made under our 401(k) plan.

•   for Ms. Lamont in 2012: $3,293 of life and disability insurance premiums; 1,162.855 shares under the Roma Bank Employee Stock Ownership Plan (valued at $17,582 based on an closing stock price of $15.12 per share) and $6,283 representing matching payments we made under our 401(k) plan.

•   for Mr. Zadworny in 2012: $4,051 of life and disability insurance premiums; 938.021 shares under the Roma Bank Employee Stock Ownership Plan (valued at $14,183 based on an closing stock price of $15.12 per share) and $3,493 representing matching payments we made under our 401(k) plan.

•   for Ms. Berrios in 2012: $657 of life and disability insurance premiums; based on and $1,961 representing matching payments we made under our 401(k) plan.

Grants of Plan-Based Awards

The Named Executive Officers were not granted any restricted stock awards or options in 2012.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding options held by the Named Executive Officers as of December 31, 2012.  There were no outstanding awards under any equity incentive plan at December 31, 2012.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)	Market Value of Shares or Units of Stock That Have Not Vested(2)
Peter A. Inverso	92,800	23,200	$13.67	06/25/19	13,766	$208,142
C. Keith Pericoloso	30,400	7,600	$13.67	06/25/19	4,283	$64,759
Sharon Lamont	30,400	7,600	$13.67	06/25/19	4,283	$64,759
Barry J. Zadworny	30,400	7,600	$13.67	06/25/19	2,000	$30,240
Suzette Nanovic Berrios	-	-	-	-	456	$6,895

(1)
Such awards (with the exception of the awards to Ms. Berrios) were made on June 25, 2008 and vest at the rate of 20% per year, beginning on the one-year anniversary of the date of the award.  Ms. Berrios was granted 571 shares of restricted stock on November 16, 2011.  Such award vests at the rate of 20% per year, beginning on the one-year anniversary of the date of the award.

(2)	The market value is calculated using the closing market price of the Company’s Common Stock as of December 31, 2012 of $15.12.

Option Exercises and Stock Vested

The following table provides information regarding option exercises and vesting of restricted stock held by the Named Executive Officers for the year ended December 31, 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired Upon Exercise	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting (2)
Peter A. Inverso	-	$-	10,342	$89,829
C. Keith Pericoloso	-	$-	2,571	$22,216
Sharon Lamont	-	$-	2,571	$22,216
Barry J. Zadworny	-	$-	2,000	$17,460
Suzette Nanovic Berrios	-	$-	115	$1,012
________
(1)	Value Realized is calculated as the difference between the market price of the Common Stock at exercise and exercise or base price of the option on an aggregate basis.
(2)	Value Realized is calculated as equal to the number of shares that have vested multiplied by the market value of the Common Stock on the vesting date.

Pension Benefits

The following table sets forth, for each of the Named Executive Officers, information regarding the benefits payable under each of our plans that provides for payments or other benefits at, following, or in connection with such Named Executive Officer’s retirement. Those plans are summarized below in the following table. The following table does not provide information regarding tax-qualified defined contribution plans or nonqualified defined contribution plans.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year

Peter A. Inverso	Roma Bank Pension Plan Trust	12	$537,365	$-
	Roma Bank SERP		$453,854	$-

C. Keith Pericoloso	Roma Bank Pension Plan Trust	32	$693,341	$-

Sharon Lamont	Roma Bank Pension Plan Trust	7	$382,174	$-

Barry J. Zadworny	Roma Bank Pension Plan Trust	24	$810,216	$-
	Roma Bank SERP		$179,770	$-
Suzette Berrios	Roma Bank Pension Plan Trust	1	$16,871	$-

In the table above:

•
We have determined the years of credited service based on the same pension plan measurement date that we used in preparing our audited financial statements for the year ended December 31, 2012. We refer to that date as the “Plan Measurement Date.”

•
When we use the phrase “present value of accumulated benefit”, we are referring to the actuarial present value of the Named Executive Officer’s accumulated benefits under our pension plans, calculated as of the Plan Measurement Date.

•
The present value of accumulated benefits shown in the table above has been determined using the assumptions set forth in our consolidated audited financial statements for the year ended December 31, 2012.

•	No amounts were actually paid or provided to the Named Executive Officers during 2012.

The Roma Bank Retirement Plan, which we refer to as the “Retirement Plan”, is intended to be a tax-qualified defined benefit plan under Section 401(a) of the Internal Revenue Code. The Retirement Plan, which has been in effect since 1970, generally covers employees of the Bank who have completed one year of service.

Supplemental Executive Retirement Agreements

The Bank has entered into supplemental executive retirement agreements with Named Executive Officers Inverso, and Zadworny. The supplemental executive retirement agreements provide benefits upon termination on or after normal retirement age of 69 for Mr. Inverso, and 65 for Mr. Zadworny. The benefits at normal retirement age are approximately $60,000 per year for Mr. Inverso for ten years and $50,000 a year for seven years, and $26,000 per year for Mr. Zadworny..  The benefits will be paid in equal monthly installments for the terms specified in the individual agreements. If the participant terminates employment prior to a normal retirement age, there is a lower annual benefit for early termination, disability, or a change in control. If the participant dies while still employed by the Bank, the beneficiary would receive a lump sum payment within 60 days of the participant’s death. If the participant dies after benefit payments have commenced, the participant’s beneficiary will receive the remaining payment as if the participant had survived. If the participant dies after termination of employment, but prior to receiving benefits under the plan, the beneficiary will receive the payments in the same manner as they would be paid to the participant within 60 days of the death of the participant.

As of December 31, 2012, the Bank had accrued approximately $453,854 under Mr. Inverso’s supplemental executive retirement agreement, and $179,770 under Mr. Zadworny’s supplemental executive retirement agreement. These accruals reflect the scheduled accruals under the plan in order for the retirement benefit provided by the plan to be fully accrued at the expected retirement date.

Nonqualified Deferred Compensation

The following table sets forth information with respect to the Bank’s Phantom Stock Appreciation Rights Plan, which provides for deferral of compensation on a non tax-qualified basis.

	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Fiscal Year End

Peter A. Inverso	$-	$-	$10,772	$-	$281,160
C. Keith Pericoloso	$-	$-	$11,192	$-	$79,518
Sharon Lamont	$-	$-	$3,648	$-	$90,650
Barry J. Zadworny	$-	$-	$3,960	$-	$87,469
Suzette Berrios	$-	$-	$-	$-	$-

Potential Payments Upon Termination or Change in Control

The Named Executive Officers are parties to various agreements that provide for payments in connection with any termination of their employment.  For a description of the Employment Contracts between the Company and Mr. Inverso, and the Change in Control Severance Agreements between the Company and Mr. Pericoloso, and Ms. Lamont, see “Compensation Discussion and Analysis”- “Specific Elements of Our Compensation Program; Employment Contracts and Change in Control Agreement” herein. The following table shows the payments that would be made to the Named Executive Officers at, following or in connection with any termination of their employment in the specified circumstances as of the last business day of the last fiscal year.

					Termination
	Death/			Change in	Without	Termination
	Retirement		Disability	Control	Cause (1)	With Cause
Peter Inverso
President and CEO
Employment Agreement		$344,000	$1,032,000	$1,473,789	$1,473,789	$-
Benefits Continuation		7,764	20,670	20,670	20,670	-
Restricted stock (2)		208,142	208,142	208,142	208,142	-
Options (3):		168,200	168,200	168,200	168,200	-
Supplemental retirement benefit:
Lump sum		453,834
Equal annual installments over 10 years (4)			60,000	60,000	60,000	-
Equal annual installments over 7 years (4)			50,000	50,000	50,000	-
Phantom stock:
Lump sum		281,160		281,160
Normal benefit age (74) payable annually over 4 years (4)			70,290		70,290	-

C. Keith Pericoloso
Executive Vice President
Employment Agreement (5)	$	N/A	$228,000	$620,308	$620,308	$-
Benefits Continuation		-	8,349	-	8,349	-
Restricted stock (2)		64,759	64,759	64,759	64,759	-
Options: (3)		55,100	55,100	55,100	55,100	-
Phantom stock:
Lump sum		79,518
Normal benefit age (49) payable annually over three years (4)			19,880	19,880	19,880	-

Sharon Lamont
Chief Financial Officer
Employment Agreement (5)	$	N/A	$210,000	$668,857	$210,000	$-
Benefits Continuation		-	4,454	-	4,454	-
Restricted stock (2)		64,759	64,759	64,759	64,759	-
Options (3):		55,100	55,100	55,100	55,100	-
Phantom stock:
Lump sum		90,650
Normal benefit age (65) payable annually over 5 years (4)			22,663	22,663	22,663	-

							Termination
	Death/				Change in		Without	Termination
	Retirement		Disability		Control		Cause (1)	With Cause
Barry J. Zadworny
Senior Vice President
Employment Agreement (6)	$	N/A	$	N/A	$	N/A	$ N/A	$-
Benefits Continuation		-		746		-	746	-
Restricted stock (2)		30,240		30,240		30,240	30,240	-
Options (3):		55,100		55,100		55,100	55,100	-
Supplemental retirement benefit:
Lump sum		179,770
Equal annual installments over 10 years (4)				26,000		26,000	26,000	-
Phantom stock:
Lump sum		87,469		-		-	-	-
Normal benefit age (65) payable annually over 5 years (4)				21,867		21,867	21,867	-
Suzette Nanovic Berrios
Senior Vice President
Employment Agreement (6)	$	N/A	$	N/A	$	N/A	$ N/A	$-
Benefits Continuation		-		657		-	657	-
Restricted stock (2)		6,895		6 ,895		6,895	6,895	-

(1)	Represents allotment vesting of stock awards. Termination Without Cause includes involuntary termination by the Company or termination by the Executive for “good reason.”
(2)	As of December 31, 2012, the market price of the Common Stock was $15.12.
(3)	As of December 31, 2012, the market price of the Common Stock was $15.12 with an option exercise price of $13.67.
(4)	Installment payment.
(5)	Pursuant to the terms of the Employment Agreements, these amounts include a reduction to the extent necessary to prevent an “excess parachute payment” under Section 280G of the Internal revenue Code.
(6)	Mr. Zadworny and Ms. Berrios do not have employment agreements.

DIRECTOR COMPENSATION

Directors received an annual retainer of $39,000 in 2012 for service on Roma Bank’s Board of Directors. In addition the chairs of the Audit, Compensation, Enterprise Risk and Internal Loan Review committees, received $5,000 for those positions and the Chair received $10,000 for the chair position. No additional compensation is paid for serving on the Boards of Roma Bank’s subsidiaries; the Company and its other subsidiaries; or, the MHC. The aggregate director fees paid to the directors of Roma Bank for the year ended December 31, 2012 was $339,846. Directors who also serve as employees do not receive compensation as directors.

The following table sets forth information regarding the compensation paid to our outside directors for 2012.

	Fees Earned Or Paid In Cash (1)	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Total
Robert C. Albanese	$45,054	$-		$-	$-	$45,054
Thomas A. Bracken(2)	$26,000	$-		$-	$-	$26,000
Alfred DeBlasio, Jr.	$46,304	$-		$-	$-	$46,304
Dennis M. Bone.	$45,152	$-		$-	$-	$45,152
Robert H. Rosen	$46,016	$-	$		$-	$46,016
Michele N. Siekerka	$51,016	$-		$-	$-	$51,016
Jeffrey P. Taylor	$40,152	$-		$-	$-	$40,152
William J. Walsh, Jr.	$40,152	$-		$-	$-	$40,152

(1)	Includes cash compensation paid in lieu of dividends on unvested Stock Awards.
(2)	Mr. Bracken was elected to the Board in April 2012 and therefore received a prorated retainer for his service on the Board in 2012.
(3)	At December 31, 2012, the aggregate number of unexercised options with an exercise price of $13.67 and shares of unvested restricted stock held by each director were as follows:

Name	Stock Awards	Options
Albanese	9,600	12,800
DeBlasio, Jr.	9,600	12,800
Bone	4,800	-
Bracken	-	-
Rosen	7,200	6,400
Siekerka	7,200	6,400
Taylor	4,800	-
Walsh, Jr.	4,800	-

Compensation Discussion and Analysis

Executive Summary

During the year ended December 31, 2012, Michele N. Siekerka, Esq. completed her first full year as Board Chair. Peter A. Inverso, President and Chief Executive Officer announced his anticipated retirement date and the Board began its search to fill that position. On December 19, 2012, Roma Financial Corporation, Roma Bank and Roma Financial Corporation, MHC entered into an Agreement and Plan of Merger with Investors Bancorp, Inc., Investors Bank and Investors Bancorp MHC.

General

The purpose of this Compensation Discussion and Analysis (“CD&A”) is to provide information about each material element of compensation earned by our Named Executive Officers (those officers required to be named in the Summary Compensation Table included in this proxy statement) for fiscal 2012. Compensation for all Named Executive Officers of the Company, including the President and Chief Executive Officer, is determined by the Compensation Committee of the Company’s Board of Directors (the “Committee” or the “Compensation Committee”).

The Compensation Committee, which consists entirely of independent directors of the Board, adopted a formal charter on August 8, 2007, amended on January 16, 2013, detailing its Mission Statement and Principal Functions, Membership, and Responsibilities.

As outlined in its charter, the duties and responsibilities of the Committee include:

■
Assist the corporation in defining an executive total compensation policy that (i) supports the Company’s overall business strategy and objectives, (ii) attracts and retains key executives, (iii) links total compensation with business objectives and organizational performance, and (iv) provides competitive total compensation opportunities at a reasonable cost while enhancing shareholder value.

■	Act on behalf of the Board in administering compensation plans approved by the Board and shareholders and in developing recommendations with respect to the compensation of corporate executives.

■	Evaluate annually the total compensation of corporate executives against (i) pre-established performance goals and objectives, and (ii) an appropriate peer group of similar financial organizations.

■
Review the retirement plans of the corporation and determine any differences between plan objectives, needs and current benefit levels, approve any amendments, and review the results of the retirement plan investments for compliance with organization policies, tax law, Employee Retirement Income Security Act of 1974, and the like.

■	Select and control the activities of independent compensation consultants to advise the Committee, when appropriate.

■	Review and oversee the Management Succession Program.

■	See that an appropriate training program for management and staff is developed, delivered and appropriately staffed in order to assist the individuals in performing their assigned duties.

■	Advise the Board with respect to outside directors’ compensation, as well as its components (retainers, fees, long term incentive plans, benefits, and perquisites).
■	Keep abreast of current developments in executive compensation in the financial community.

■
Review and discuss with the Company’s Chief Executive Officer and Chief Financial Officer the Compensation Discussion and Analysis required in the Company’s annual report or proxy statements and determine whether to recommend to the Board that the Compensation Discussion and Analysis be included in the Company’s annual reports or proxy statements for the annual meetings of stockholders.

■
Provide the names of the members of the Committee, the annual Compensation Committee report for the Company’s annual reports or proxy statements for the annual meeting of stockholders with respect to those matters required by Securities and Exchange Commission and appropriate regulatory bodies.

■	Determine annual retainer, meeting fees and stock awards for members of the Board and its committees.

■	Monitor compliance by directors and executive officers with the Company’s stock ownership guidelines, if any.

■	Perform the responsibilities of the Committee with respect to the Company’s equity program.

■	Undertake such other responsibilities as may be assigned to the Committee, from time to time, by the Board or as designated in compensation or benefit plan documents.

Peter A. Inverso, President and Chief Executive Officer, participated in determinations regarding the compensation and design of our benefit programs for all employees. However, he did not participate in setting his own compensation.

Shareholder Advisory Votes on Compensation

At the 2011 Annual Meeting of Shareholders, the shareholders approved the advisory vote on the Company’s executive compensation policies and practices as disclosed in the CD&A and the proxy by more than 99% of the shares voting on the matter.  In addition, the shareholders approved an advisory vote recommending that such advisory vote be taken every three years in the proxy by more than 92% of the shares voting on the matter.  The Company intends to follow this advisory vote on the three year frequency of such shareholder advisory votes.

Our Compensation Objectives and the Focus of Our Compensation Rewards

Our compensation philosophy is dictated by the Compensation Committee of our Board of Directors. We believe that an appropriate compensation program should have a balance between providing rewards to executive officers while at the same time effectively controlling compensation costs. Our objective is to provide overall competitive pay levels in order to attract highly qualified individuals and to retain those individuals in a highly competitive marketplace for executive talent, to reward executive officers for superior performance and incent them to perform in a manner that maximizes our corporate performance and enhances long-term stockholder value. Accordingly, our intent is to structure our executive compensation with a focus on a pay-for-performance approach and to offer executive compensation programs that align each individual’s financial incentives with our strategic direction and corporate values.

We view our executive compensation as having the following key elements:

■	a current cash compensation program consisting of salary and cash bonus incentives;

■	long-term equity incentives reflected in awards under our Roma Financial Corporation 2008 Equity Incentive Plan and previously adopted Phantom Stock Appreciation Rights Plan;

■	our tax qualified retirement programs (pension, 401(k) plan and employee stock ownership plan), and;

■	other executive retirement benefits and perquisites.

These programs have as their objective to provide our senior officers with overall compensation that is competitive with comparable financial institutions, aligns individual performance with our business objectives, and aligns senior officer long-term interests with those of the Company’s stockholders.

Comparative Market Data

We annually review our mix of short term performance incentives and longer term incentives, and compare them to market competitive levels of compensation and benefits. We do not have set percentages of short term versus long term incentives, nor do we currently have a specific marketplace percentile positioning that must be attained for executive compensation. Instead, we look to provide a reasonable balance of those incentives, consistent with competitive standards obtained from available market studies and data obtained of peer institutions.

The primary data sources used in setting competitive market levels for executive officer pay are the information contained in survey studies and publicly disclosed data by other comparable community banks. These comparable companies are reviewed annually and may change from year-to-year. These companies, which have been carefully reviewed and considered by the Compensation Committee, include community banks of similar size and business strategy located in our geographic region. The Compensation Committee reviews such data collected in order to determine market competitive levels of compensation, as well as to review internal pay levels within the executive group. The Compensation Committee makes decisions regarding each individual executive’s target total compensation opportunity with consideration of the goal of motivating and retaining an experienced and effective management team.

In May 2012, a compensation study covering our senior officers, vice presidents and above, as well as our non-employee directors, was performed by GK Partners, a compensation consulting firm hired by our Compensation Committee. The comparative group of companies reviewed in 2012 consisted of fifteen other publicly traded financial institutions ranging in asset size from $1.1 billion to $4.0 billion. The peer group averaged $2.1 billion in assets, versus our size, at the time, of approximately $1.9 billion in assets. Each peer group financial institution was selected because of its size and similarity in operations, as well as general geographic proximity to us. The fifteen financial institutions that comprised the 2012 study peer group were from the states of New Jersey, Pennsylvania, and New York. The peer group included: Bryn Mawr Bank Corp.; Cape Bancorp, Inc.; Center Bancorp, Inc.; Clifton Savings Bancorp, Inc.; Dime Community Bancorp, Inc.; First of Long Island Corp.; Fox Chase Bancorp, Inc.; Hudson Valley Holding Corp.; Kearny Financial Corp.; Lakeland Bancorp, Inc.; Northfield Bancorp, Inc.; OceanFirst Financial Corp.; Oritani Financial Corp.; Peapack-Gladstone Financial Corp.; and, Suffolk Bancorp, Inc.

In the 2012 study, we compared our compensation programs to industry available databases and to the above mentioned updated peer group.  Our independent compensation consulting firm, GK Partners, performed the following:

■	Gathered data from banking industry and proprietary compensation databases based upon company size and scope.

■	Determined an appropriate peer group of financial institutions based upon similar size, operations and geography.

■	Developed data points at the average and median for salary and total cash compensation comparisons and reviewed equity grants for peer institutions.

■	Compared our compensation levels to the “market” data points and determined our relative positioning for competitiveness as to salary, total cash compensation and non-cash compensation.

■	Evaluated other compensation components, including executive benefits as compared to competitive standards.

In the evaluation process, the salary, total cash and equity compensation of our executive officers were compared to corresponding data points of the peer group as well as data available from proprietary compensation databases.  “Market” cash compensation was determined by reviewing the average and median cash compensation within the peer group data.

Although, we gain considerable knowledge about the competitiveness of our compensation programs through the comparative process and by conducting periodic studies, we recognize that each financial institution is unique and that significant differences exist between institutions in regard to executive compensation practices.

We believe that the aggregate of the executive compensation programs that we provide will fulfill our objectives of providing a competitive level of compensation and benefits in order to attract and retain key executives.  We also believe that our current executive compensation program rewards performance and promotes  our objectives to achieve profitability and growth while, at the same time, mitigating risk in the cash incentive compensation plan through diversity in the number, type and weight of performance measures, as well as limiting maximum incentive payouts at 140% of each performance target and limiting the overall target percentage of incentive compensation as a percentage of salary with a limitation of 140% of target, thereby, allowing us to also maintain controls over our compensation costs.

Our policy for allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and our shareholders. Our objective is to provide cash compensation in the form of base salary to meet competitive salary norms and to incentivize and reward superior performance on an annual basis against specific short term goals through our cash incentive compensation plan. Our intent is to provide long-term equity value that rewards efforts to increase long-term shareholder value.

Specific Elements of Our Compensation Program

We have described below the specific elements of our compensation program for executive officers.

Salary. Consolidation continues within the banking industry, and recent experience continues to demonstrate that there remains a limited supply of qualified experienced executives and other officers, particularly in a number of specialized areas. We believe that it is important that we retain a competitive salary structure in order to retain our existing qualified officers and to maintain a base pay structure consistent with the structures utilized for the compensation of similarly situated executives in the industry and at similarly size institutions. During 2007 and 2008, we established structured salary ranges and guidelines for our executive officers as well as for our other officers and employees. It will be reviewed periodically, in the future, based upon industry standards developed through studies by independent compensation consulting firms engaged by our Compensation Committee for that purpose. A key objective of our salary structure is to maintain reasonable “fixed” compensation costs by targeting base salaries within a competitive range, taking into account performance as well as experience.  Salary increases for the Named Executive Officers were considered in November of 2011 and in early 2012, with the help of GK Partners. Salaries for the Named Executive Officers were increased in 2012 based on that review between 0% and 40 % to bring salaries into the competitive range. No increases for the Named Executive Officers were given in 2013.

Short-Term Incentive Compensation. We maintain an annual cash incentive compensation plan which incorporates a strong pay-for-performance orientation. In 2007, the Company began a transition to the restructured cash incentive program which was fully operative in 2008. We also revised and formalized our performance objective setting and performance evaluation process throughout the Company in order to support this increased emphasis on “pay for performance.”

Individual performance goals under our 2012 cash incentive program varied by officer job level and function and were based upon our tactical and strategic objectives. The extent to which we achieved our corporate goals and financial results versus budgeted goals were factors considered in the corporate performance portion of our cash incentive plan.

The Compensation Committee reviews in detail the design of each year’s cash incentive compensation plan including the desired performance outputs and the program factors that will impact total bonus payouts.  The Compensation Committee reviews the various performance factors, the weighting of various factors, and the potential impact and the possible risks to the Company of incenting performance in the various factors selected under the plan to be certain that the plan’s design and its performance components are consistent with the Company’s risk tolerance and internal lending policies.

As of January 1, 2008, the Roma Bank Cash Incentive Compensation Plan was fully implemented. The Plan is an integral part of officer cash compensation for Branch Managers and above. It is designed to promote the Board’s performance strategy and to drive the Bank’s business plan on a structured basis for the eligible officers, to reinforce a common focus among eligible officers on the Bank’s continued need for maximum profitability, efficiency and growth, consistent with risk tolerance, and to reinforce the concept of “team” and overall results, as well as individual performance and results. The cash incentive compensation plan employs targeted awards as a percentage of base salary, determined by a competitive analysis previously performed by our consultant, GK Partners. The target cash incentive awards for 2012 were as follows: President & CEO 40% of salary; Executive Vice President 30% of salary; Senior Vice Presidents 20% of salary; and other lesser job titles are similarly structured with a lesser targeted percentage of salary. Awards under the cash incentive pool are achieved through attainment of profitability targets and other key objectives as ratified annually by the Board of Directors and as developed each year in the Bank’s budget, and by the Bank’s performance in several key financial measures, as ratified each year by the Board of Directors, compared to the performance of a group of peer institutions. A discretionary portion of the targeted cash incentive award, 40% for the CEO, 30% for the Executive Vice President and 20% for Senior Vice Presidents, and a lesser percentage for lesser job titles, is based on individual and business group performance.

The peer groups used to compare our Company’s financial performance metrics for the 2012 cash incentive awards was based upon peer institutions determined by management, and consisted of sixteen banks of similar size to the Bank. The Bank’s included in the peer group were from the states of New Jersey, New York, Pennsylvania, Massachusetts, New Hampshire, and Maine. Each peer group financial institution was selected because of its asset size and similarities to the Bank including number of branches and employees.

The sixteen financial institutions comprising the 2012 peer group were: Cape Bank, Carver Federal Savings Bank, Clifton Savings Bank, ESSA Bank & Trust, Fox Chase Bank, Haven Savings Bank, Lake Sunapee Bank, fsb, Legacy Bank, Mascoma Savings Bank, Maspeth Federal Savings Bank, Oritani Savings Bank, Patriot National Bank, Savings Bank of Maine, United Bank, Unity Bank and Westfield Bank. The same peer group was used in 2011.

For the 2012 Cash Incentive Compensation Plan, the Bank’s results versus budget components were weighted 75% and the Bank’s performance results relative to several key peer bank financial performance measures, including, net income, commercial loan originations, residential loan originations, core deposit growth, and year to year improvement in: non-performing loans to total loans, return on average equity, and the ratio of loans to assets.  Each of these factors varied in their weighting from 3.33% to 60% with the aggregate weighting of 75%. Bank results versus Peer Group result components were weighted in aggregate in 2012 at 25% with no one component weighted more than 50.0% of that total.  Those components measured included: return on average assets and efficiency ratio.  Bank results versus Peer Bank results were measured based upon a twelve month trailing average ending September 30, 2012.  Consistent with the Company’s risk policy, each individual component factor being measured under the Cash Incentive Compensation Plan in 2011 was subject to a 140% maximum so that the maximum bonus award applicable to the President and CEO, for example, having a target bonus of 50% of base salary in 2012 was limited to 70% of base salary. The other Named Executive Officers have a targeted bonus of 35% for the Executive Vice President, and 20% for the Chief Financial Officer and Senior Vice Presidents, which was maximized at 49% and 28% respectively.  The components measuring the Bank’s 2012 results versus 2012 budget were measured as of December 31, 2012 with the cash incentive amounts estimated to be paid in late February or early March 2013.

Under the Cash Incentive Compensation Plan for 2012, bonuses were paid to the Named Executive Officers which ranged from 3.6% to 18.9% of base salary. For all Senior Vice Presidents and above, including our President and Chief Executive Officer, their 2012 cash incentive amount was based totally upon attainment of the above described  consolidated result goals, versus budget, as well as Bank results versus the Peer Group Banks.

Long-Term Incentive Compensation.

Equity Incentive Plan (“Plan”). In 2008, the Company implemented the 2008 Equity Incentive Plan.

The purpose of the Plan is to provide incentives and rewards to selected officers, employees and directors who contribute to the long-term success and growth of the Company, and to assist the Company in attracting and retaining selected officers, employees and directors with necessary experience and the ability required to aid the Company in increasing the long term value of the Company for the benefit of its shareholders.

Under the Plan, awards may consist of Incentive Stock Options, Non-Statutory Stock Options or Restricted Stock Awards.  Through the practice of awarding nonvested equity shares, with vesting over a period of years, this element of the compensation program promotes and rewards a Plan participant’s tenure with the Company, as well as, the participant’s role in the Company’s long term growth and long term financial performance.

The Compensation Committee reviewed in detail the design of the awards in aggregate, by category of job position and by individual award to be sure the plan design, components, and awards were consistent with the Company’s risk tolerance and impact tolerance on current and future earnings, as well as, consistent with customary practices.

The types and amounts of awards for each participant were based upon recommendations made by our then consultant firm, IFM Group, Inc., taking into effect reward practices in similar size institutions. The 2008 awards were made to officers at the rank of Branch Manager and above, as well as to directors.  These awards vest at 20% per year over five years, commencing on the first anniversary date of the award.  Information concerning the 2008 awards to certain Named Executive Officers is set forth in the Outstanding Equity Awards At Fiscal Year End Table. No additional awards were made in 2012, 2010 and 2009. In 2011, the following restricted stock awards were granted to the Named Executive Officers:

5,708 shares to Mr. Inverso; and, 2,854 shares each to Mr. Pericoloso and Ms. Lamont. The awards vest at 20% per year for five years, commencing on the first anniversary date of the award.

Stock Appreciation Rights Plan.  No awards were made since 2007 under the Bank’s Phantom Stock Appreciation Rights Plan, which was effective November 1, 2002, to reward executive officers, key management and the Board of Directors for achieving strategic goals of the Bank. Under that plan, the future value of units awarded to plan participants is based upon the accumulation of future consolidated retained earnings of the Bank. As of the date of such award on November 1, 2002, such units had no value. The future value of these units will be based upon the increase in consolidated retained earnings of the Bank  as of each December 31.  Expenses accrued for the increases in the future value of units awarded reduce the Bank’s future earnings. There are no thresholds or target payouts set under the plan. The plan expired on December 31, 2009.

The units under that Plan were awarded to executive officers, key management, and directors of the Bank as of November 1, 2002 and in subsequent years. Directors of the Bank received 24.8% of such units in the aggregate. Messrs. Inverso, Pericoloso, Lamont, and Zadworny were awarded 16.3%, 16.3%, 4.6%, 5.0% and 5.0% of the units, respectively. Ms. Berrios did not participate in the Plan. Such units are earned and non-forfeitable after participants have completed 10 years of service with the Bank at a rate of 10% per year, or 100% at age 65, whichever is earlier. Distributions of benefits under the Plan will be made following retirement, termination of service, death or a change in control of the Bank. The benefit paid to a plan participant will be the accumulated value of his or her units determined by the growth in the Bank’s consolidated retained earnings between November 1, 2002 and the time of distribution of the benefit to a plan participant.

Retirement and Income Security Programs. Our retirement programs consist of a tax-qualified defined pension benefit plan, a 401(k) plan with a Company matching contribution and our employee stock ownership plan. In addition, we maintain a supplemental retirement program for certain Named Executive Officers.

Defined Benefit Retirement Plan. The Bank maintains a tax-qualified noncontributory defined benefit plan (“Retirement Plan”) for employees. All employees who have worked for a period of one year and who have been credited with 1,000 or more hours of employment during the year are eligible to accrue benefits under the Retirement Plan. At the normal retirement age of 65, the plan is designed to provide a single life annuity with no ancillary benefits. For a married participant, the normal form of benefit is an actuarially reduced survivor annuity where, upon the participant’s death, the participant’s spouse is entitled to receive a benefit equal to 50% of the amount paid during the participant’s  lifetime. The joint and survivor annuity will be actuarially equivalent to the single life annuity.

The annual retirement benefit provided is an amount equal to the sum of (a) 1.3% of a participant’s average annual earnings not in excess of Covered Compensation and (b) 1.93% of a participant’s average annual earnings in excess of Covered Compensation, multiplied by the participant’s years of credited service to the normal retirement date (not to exceed 30 years). Covered Compensation is defined as the average (without indexing) of the Social Security Taxable Wage Base ($110,000 for 2012, and $106,800 for 2011) in effect at the beginning of each calendar year during the 35 year period ending with the calendar year in which the participant attains Social Security Retirement Age (without regard to any age increase factors under the Social Security Act). Average annual earnings is defined as the average annual total compensation of the 60 consecutive calendar months preceding termination of service. Retirement benefits are also payable upon retirement due to early and late retirement, disability or death. A reduced benefit is payable upon early retirement at or after age 55 and the completion of 5 years of service with the Bank. Upon termination of employment other than as specified above, a participant who has a vested benefit under the Retirement Plan is eligible to receive his or her accrued benefit reduced for early retirement, if applicable, or a deferred retirement benefit commencing on such participant’s normal retirement date. Benefits are payable in various annuity forms.

401(k) Savings Plan. The Bank maintains the Roma Bank 401(k) Savings Plan, a tax-qualified  defined contribution plan, for substantially all salaried employees of the Bank who have completed a year of eligible service (as defined under the plan) and attained age 21. Eligible employees may contribute an amount from 1% to 25% of their salary to the plan on a pre-tax basis, subject to the limitations imposed by the Internal Revenue Code of 1986, as amended. For 2012, the contribution limit was $17,000 except participants over age 50 may contribute an additional $5,500 per year. Under the plan, the Bank makes a matching contribution equal to 50% of the first 6.0% of compensation deferred by a participant. The plan has an individual account for each participant’s contributions and allows each participant to direct the investment of his or her account into various investment funds.

Employee Stock Ownership Plan. As part of our stock offering during 2006, we established the Roma Bank Employee Stock Ownership Plan. The plan purchased 811,750 shares of the Common Stock as part of the offering for a total of $8,117,500, with funds borrowed from the Company. The stock acquisition loan will be repaid by the plan over a period of approximately 15 years based upon anticipated contributions from the Bank necessary to meet the loan principal and interest obligations of the plan. During the repayment period of the loan, it is anticipated that approximately 54,000 shares of Company stock will be allocated annually to employee participant accounts as a supplement to their retirement program. The employee stock ownership plan will serve to permit all employees of the Company and the Bank to become long term stockholders of the Company, thereby aligning the employees’ interest with the interests of the Company’s stockholders. For the year ended December 31, 2012, ESOP awards to the Named Executive Officers were as follows:  Inverso – 1,518.12 shares; Pericoloso– 1,303.13 shares; Lamont – 1,162.85 shares, and Zadworny – 938.02 shares. Ms. Berrios was not eligible to participate in the Plan in 2012. The shares allocated to the officers above represented 9.09% of the 54,116 shares allocated in 2012.

Supplemental Executive Retirement Agreements. The Bank has entered into supplemental executive retirement agreements with Named Executive Officers Inverso, and Zadworny. The supplemental executive retirement agreements provide benefits at normal retirement age of 69 for Mr. Inverso, and 65 for Mr. Zadworny. However, the plan provides for payments to begin at the later of normal retirement age or the date the individual is no longer employed by the Bank. Details of the values of these retirement benefits may be found in the footnotes and narratives to the Summary Compensation Table and in the narratives accompanying the Pension Benefits Table and the Nonqualified Deferred Compensation Table.

Employment Agreements. On February 20, 2009, the Board of Directors of Roma Financial Corporation approved the terms of an employment agreement with Peter A. Inverso, President and Chief Executive Officer, effective as of March 1, 2009. This Agreement was amended in July 2012 when the Company, the Bank and Mr. Inverso executed an Addendum to his employment agreement. Mr. Inverso’s agreement provided for an initial term of 36 months.  The agreement also provides that on the first day of each calendar quarter after the anniversary date, the term shall be renewed for an additional three years, unless written notice of non-renewal is provided to the officer at least 90 days prior to any such Anniversary Date.  The Addendum provides for the term of the employment agreement to end on December 31, 2013, and a base salary of $344,000.  Mr. Inverso’s agreement provides that the individual’s base salary will be reviewed at least annually by a committee designated by the Board and may be increased but not decreased.  Mr. Inverso is also entitled to receive such benefits as are uniformly provided to permanent full-time employees. He shall also be provided with such other benefits, arrangements and perquisites substantially similar as to what were being provided to them immediately prior to the date of the agreement and shall be entitled to incentive compensation and bonuses as provided in any plan in which the individual is eligible to participate.

In the event the officer terminates his employment due to a disability, he shall be entitled to continue to receive his base salary for the greater of the remaining term of the agreement or one year.  The agreement also provides that, upon the occurrence of an “Event of Termination”, the officer shall be entitled to receive a payment equal to three times the officer’s base salary and the highest bonus awarded to him during the prior three years and shall also be entitled to continuation of health and welfare benefits for twelve months following the date of termination or thirty six months in the event of a change in control.  The Addendum provides that if Mr. Inverso terminates employment prior to December 31, 2013 at the request of the Bank or the Company, he shall nevertheless be entitled to continue receiving his compensation and benefits through December 31, 2013, his estate shall be entitled to receive a payment equal to his base salary for the balance of the term of the employment agreement, as well as the pro rata cash incentive plan award for the period of service prior to Mr. Inverso’s death.

Effective January 1, 2010, the Company entered into employment agreements with Sharon L. Lamont, Chief Financial Officer and Keith Pericoloso, Executive Vice President.  Each of these agreements provides for an initial term of 12 months.  Each agreement also provides that on each annual anniversary date of the effective date of the agreements (the “Anniversary Date”), the term shall be renewed for an additional unspecified period of time beyond the then effective expiration upon a determination and resolution of the Board of Directors that the performance of the respective executive has met the requirements and standards of the Board of Directors.  Ms. Lamont’s agreement provides that she will receive an initial base salary of $210,000 per year; and Mr. Pericoloso’s provides for an initial base salary of $228,000 per year.  Both agreements also provide that the individual’s base salary will be reviewed at least annually by the Board and may be increased but not decreased.  Each officer is also entitled to participate in other benefit programs provided to other employees.  Each officer shall also be provided with such other benefits, arrangements and perquisites provided to other senior management and shall be entitled to participate in incentive compensation and bonus plans covering all senior management of the Bank.

In the event the officer terminates his employment due to a disability, he shall be entitled to continue to receive his or her base salary for the lesser of the remaining term of the agreement or one year.  In the event of death, the executive’s estate shall be entitled to receive a payment equal to his base salary through the last day of the calendar month in which the death occurred.  In the event an executive’s employment is terminated without cause, the executive will be entitled to receive his or her compensation due and the cost of obtaining all health, life disability and benefits substantially equal to those the executive was eligible to participate in through the remaining term of the agreement.  In the event an executive is involuntarily terminated during the term of the employment agreement within 12 months following any “Change in Control” of the Bank or its Parent, absent cause, the executive shall be entitled to receive a payment equal to two times the total compensation paid to that executive or accrued by the Bank with respect to the Executive for the most recently completed calendar year ending on or prior to such date of termination, not to exceed the tax deductible limitations under Section 280G under the Internal Revenue Code.  The executive may also voluntarily terminate employment in connection with a Change in Control and be entitled to receive such payment within 12 months following a Change in Control if a “Good Reason” exists.  Under the agreements, a “Good Reason” will exist if, without the executive’s express written consent, the Bank materially breaches any of its obligations under the agreements.  Without limitation, a material breach will be deemed to occur upon the occurrence of any of the following: (i) a material diminution in the executive’s base salary; (ii) a material diminution in the executive’s authority, duties or responsibilities; (iii) a material diminution in the budget over which the executive retains authority; (iv) a material change in the geographic location of the executive’s office location; or (v) any other action or inaction that constitutes a material breach by the Bank of the employment agreement.

Compliance with Sections 162(m) of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code denies a deduction to any publicly held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation exceeds $1,000,000 for a covered employee. Since we retain discretion over bonuses under our cash incentive plan, those bonuses will not qualify for the exemption for performance-based compensation. The Compensation Committee intends to provide executive compensation in a manner that will be fully deductible for federal income tax purposes, so long as that objective is consistent with overall business and compensation objectives. However, we reserve the right to use our judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when we believe that such payments are appropriate and in the best interests of our shareholders, after taking into consideration changing business conditions or the executive officer’s performance.

Compensation Committee Report

The Compensation Committee considered and discussed the Compensation Discussion and Analysis (CD&A) with executive management and gave its recommendation to the Board of Directors that the CD&A be included in Form 10-K for the year ended December 31, 2012.

Compensation Committee:  Dennis Bone, Committee Chairman, Robert H. Rosen, and, Michele N. Siekerka.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is or formerly was an officer or employee of the Company. During 2012, none of our executive officers served on the Compensation Committee (or equivalent), or the board of directors, of another entity whose executive officer or officers served on our Compensation Committee or Board.

Relationship with Compensation Consultant

In November 2010, the Compensation Committee retained GK Partners as the consultant for compensation-related matters. For the years ended December 31, 2012 and 2011, GK Partners was paid $36,225 and $24,200, respectively.

Assessment of Risks Related to the Company’s Compensation Policies

We believe the Company’s compensation programs for its employees are not reasonably likely to have a material adverse impact on the Company.

The Compensation Policy of the Company is established by the compensation committee of the Board and follows a design philosophy of providing performance incentives on both a short term and longer term basis, while at the same time remaining consistent with the Company’s risk tolerance and Board philosophy of mitigating risk, consistent with any changes in the Company’s risk profile. The risk assessment and risk mitigation process consists of the committee annually reviewing the design of the short term cash incentive plan and modeling the effect on all plan participants in terms of payout if all measures are achieved to the maximum, target and minimum.

The Company further believes it mitigates risk, by having a balanced pay mix which balances the short term cash incentive plan objectives with longer term objectives, through the practice of awarding equity shares and vesting them over a period of years, thereby promoting and rewarding a plan participant’s tenure with the Company as well as the participant’s role in the Company’s long term growth and long term financial performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)           Security Ownership of Certain Beneficial Owners.

Persons and groups beneficially owning in excess of 5% of the Common Stock are required to file reports regarding their ownership with the Securities and Exchange Commission. A person is the beneficial owner of any shares of Common Stock as to which he or she has or shares voting or investment power or has the right to acquire within 60 days. Based on our review of beneficial ownership reports filed with the Securities and Exchange Commission, the following table sets forth persons or groups who are known to us to beneficially own more than 5% of the Common Stock as of December 31, 2012.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Shares of Common Stock Outstanding

Roma Financial Corporation, MHC	22,584,995	(2)	74.99%
2300 Route 33
Robbinsville, New Jersey 08691

_______________
(1)
In accordance with Rule 13d-3 under the Exchange Act, for purposes of this table, a person is deemed to be the beneficial owner of any shares of Common Stock if he or she has or shares voting and/or investment power with respect to such Common Stock or has the right to acquire beneficial ownership of such shares within 60 days of December 31, 2012.

(2)	The Board of Directors of Roma Financial Corporation, MHC directs the voting of these shares. The Board of Directors of Roma Financial Corporation, MHC consists of the Company’s directors.

(b)              Security Ownership of Management

The following table sets forth information with respect to the beneficial ownership as of December 31, 2012 of each of the Company’s directors and executive officers and by all directors and executive officers as a group of the Company’s Common Stock, which is the only class of the Company’s equity securities outstanding.

Name	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Peter A. Inverso	177,971	(2)	*
Michele N. Siekerka	43,292	(3)	*
Alfred DeBlasio, Jr.	13,600	(4)	*
Thomas S. Bracken	1,500		*
Robert C. Albanese	10,100	(4)	*
William J. Walsh, Jr.	3,490		*
Dennis M. Bone	2,700		*
Robert H. Rosen	41,905	(3)	*
Jeffrey P. Taylor	6,200		*
C. Keith Pericoloso	48,267	(5)	*
Sharon L. Lamont	54,736	(5)	*
Barry J. Zadworny	50,080	(5)	*
Suzette Nanovic Berrios	115

All directors and executive offices as a group (13 persons)	453,956	(1)(6)

______________
*	Less than one percent.
(1)
Beneficial ownership as of December 31, 2012. An individual is considered to beneficially own shares if he or she directly or indirectly has or shares (1) voting power, which includes the power to vote, or to direct the voting of, the shares; or (2) investment power, which includes the power to dispose, or direct the disposition of, the shares.  Shares are also considered to be beneficially owned if the individual has the right to acquire such shares within 60 days of December 31, 2012.

(2)	Includes 92,800 shares that may be purchased pursuant to the exercise of options within 60 days of December 31, 2012.
(3)	Includes 25,600 shares that may be purchased pursuant to the exercise of options within 60 days of December 31, 2012.
(4)	Includes 3,200 shares that may be purchased pursuant to the exercise of options within 60 days of December 31, 2012
(5)	Includes 30,400 shares that may be purchased pursuant to the exercise of options within 60 days of December 31, 2012.
(6)	Includes 230,400 shares that may be purchased pursuant to the exercise of stock options which are exercisable within 60 days of December 31, 2012.

(c)	Changes in Control

Other than pursuant to the terms of the Agreement and Plan of Merger, management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2012 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	( a )	( b )	( c )

	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans for option awards (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	804,000	$13.67	488,909

Total	804,000	$13.67	488,909

_______
(1)  Options outstanding have been granted pursuant to the Roma Financial Corporation 2008 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of options to purchase up to 1,292,909 shares of common stock of which options to purchase 804,000 shares were outstanding at December 31, 2012. The Plan also provides for grants of up to 517,164 shares of restricted common stock of which 285,350 shares have already been granted.

	( a )	( b )

	Number of Securities to be vesting of restricted stock awards	Number of securities remaining available for future issuance under equity compensation plans for restricted stock awards (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	96,123	231,814

Total	96,123	231,814

_________
(1)  Unvested restricted stock awards have been granted pursuant to the Roma Financial Corporation 2008 Equity Incentive Plan (the “Plan”). The Plan provides for grants of up to 517,164 shares of restricted common stock of which 285,350 shares have already been granted and 189,227 shares have vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions.  Other than as disclosed below, no directors, executive officers or their immediate family members were engaged, directly or indirectly, in transactions with Roma Financial Corporation or any subsidiary during the three years ended December 31, 2012 (excluding loans with Roma Bank).

The defined benefit plan, ESOP and 401(k) plans are administered by Pentegra Retirement Services. During 2009, the President and CEO of Pentegra, Robert C. Albanese, was elected to the Board of Directors of Roma Financial Corporation. For the years ended December 31, 2012 and 2011, Roma Bank paid Pentegra $119,990 and $101,542, respectively, to administer the three plans. Mr. Albanese is considered to be independent.

The Banks make loans to their officers, directors and employees in the ordinary course of business. All such loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank; and did not involve more than the normal risk of collectability or present other unfavorable features.

Director Independence.  Other than Mr. Inverso, who is our President and Chief Executive Officer, each member of our Board of Directors is an outside director independent of management, the Company and the Bank, and free of any relationship that could interfere with the exercise of independent judgment in carrying out their duties as directors. The Board of Directors carefully monitors any situation that could cause a member to cease to be independent under the requirements of the NASDAQ.

Item 14. Principal Accounting Fees and Services

Effective July 30, 2002, the Securities Exchange Act of 1934 was amended by the Sarbanes-Oxley Act of 2002 to require all auditing services and non-audit services provided by an issuer’s independent auditor to be pre-approved by the issuer’s audit committee. The Company’s Audit Committee has adopted a policy of approving all audit and non-audit services prior to the service being rendered. All of the services provided by the Company’s independent auditor, ParenteBeard LLC, for 2012 and 2011 were approved by the Audit Committee prior to the service being rendered.

Audit Fees. The fees incurred by the Company for audit services for the fiscal years ended December 31, 2012 and 2011 were $355,309 and $305,000, respectively. These fees include the audit of the Company’s annual consolidated financial statements and the review of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.

Audit Related Fees. The Company did not incur any fees for assurance and related services associated with the audit of the annual financial statements or the review of quarterly financial statements for the fiscal years ended December 31, 2012 and 2011.

Tax Fees. The fees incurred by the Company for preparation of state and federal tax returns for the fiscal years ended December 31, 2012 and 2011 were $24,100 and $23,425, respectively.

All Other Fees. The fees incurred by the Company related to XBRL for the fiscal years ended December 31, 2012 and 2011 were $33,500 and $22,000, respectively.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

1.
The consolidated statements of financial condition of Roma Financial Corporation and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2012, together with the related notes and the Independent Registered Public Accounting Firm are included following this Item 15.

2.	Schedules omitted as they are not applicable.

3.	Exhibits

The following Exhibits are filed as part of this report:
2.1
Agreement and Plan of Merger dated December 19, 2012 by and among Roma Financial Corporation, MHC, Roma Financial Corporation and Roma bank and Investors Bancorp, MHC, Investors Bancorp, Inc. and Investors Bank*******

3.1	Charter of Roma Financial Corporation*
3.2	Amended and Restated Bylaws of Roma Financial Corporation**
4	Stock Certificate of Roma Financial Corporation*
10.1	Form of Supplemental Executive Retirement Agreement*
10.2	Form of Phantom Stock Appreciation Rights Agreement*
10.3	Roma Financial Corporation 2008 Equity Incentive Plan***
10.4	Employment Agreement between the Registrant, Roma Bank and Peter A. Inverso****
10.5	Employment Agreement between Roma Bank and Sharon L. Lamont*****
10.6	Employment Agreement between Roma Bank and Keith Pericoloso*****
10.7	Agreement dated September 21, 2012 between Roma Bank and the Comptroller of the Currency********
10.8	Addendum, dated July 1, 2012, to Employment Agreement between Roma Financial Corporation, Roma Bank and Peter Inverso**********
21	Subsidiaries of the Registrant
23	Consent of ParenteBeard LLC
31.1	Certification of CEO to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on March 14, 2006
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 20, 2011
***	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on March 27, 2009 (Registration Number 333-158249)
****	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 26, 2009
*****	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 5, 2010
*******	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 20, 2012
********	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 27, 2012
**********	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 7, 2012

February 26,   2013

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.  The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Company’s internal control over financial reporting as of December 31, 2012.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Roma Financial Corporation

We have audited Roma Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Roma Financial Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal control over financial reporting. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit.

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

In our opinion, Roma Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Roma Financial Corporation and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012 and our report dated February 26, 2013 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Philadelphia, Pennsylvania
February 26, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Roma Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Roma Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roma Financial Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Roma Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2013 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Philadelphia, Pennsylvania
February 26, 2013

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2012	2011
	(In thousands, except for share data)
Assets
Cash and amounts due from depository institutions	$18,523	$17,791
Interest-bearing deposits in other banks	93,073	41,775
Money market funds	32,855	25,093

Cash and Cash Equivalents	144,451	84,659

Investment securities available for sale (“AFS”) at fair value	28,921	42,491
Investment securities held to maturity at amortized cost (fair value of $129,488 and $243,022, respectively)	127,916	241,185
Mortgage-backed securities held to maturity at amortized cost (fair value of $363,918 and $458,555, respectively)	343,318	438,523
Loans receivable, net of allowance for loan losses of $8,669 and $5,416 at December 31, 2012 and 2011	1,037,404	962,389
Real estate owned and other repossessed assets	8,340	3,276
Real estate owned via equity investment	3,783	3,905
Real estate held for sale	1,627	970
Premises and equipment, net	46,982	47,433
Federal Home Loan Bank of New York and ACBB stock	9,002	5,798
Accrued interest receivable	5,474	6,492
Bank owned life insurance	34,587	28,852
Goodwill	1,826	1,826
Deferred tax asset	14,229	12,253
Other assets	6,280	8,032

Total Assets	$1,814,140	$1,888,084

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

Liabilities and Stockholders’ Equity

	December 31,
	2012	2011
	(In thousands, except per share data)
Liabilities
Deposits:
Non-interest bearing	$71,287	$63,766
Interest-bearing	1,413,282	1,511,840
Total deposits	1,484,569	1,575,606
Federal Home Loan Bank of New York advances	52,385	33,316
Securities sold under agreements to repurchase	40,000	40,000
Subordinated debentures	-	1,915
Advance payments by borrowers for taxes and insurance	3,433	3,064
Accrued interest payable and other liabilities	18,144	16,188
Total Liabilities	1,598,531	1,670,089

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.10 par value, 45,000,000 authorized; 32,731,875 issued; 30,116,769 and 30,320,927, respectively, outstanding.	3,274	3,274
Paid-in capital	101,002	100,310
Retained earnings	156,618	157,669
Unearned shares held by Employee Stock Ownership Plan	(4,599)	(5,141)
Treasury stock, 2,615,106 and 2,410,948, respectively, outstanding	(37,098)	(35,335)
Accumulated other comprehensive loss	(5,598)	(4,637)

Total Roma Financial Corporation stockholders’ equity	213,599	216,140
Noncontrolling interest	2,010	1,855
Total Stockholders’ Equity	215,609	217,995

Total Liabilities and Stockholders’ Equity	$1,814,140	$1,888,084

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Income
	Years Ended December 31,
	2012	2011	2010
	(In thousands, except for share and per share data)
Interest Income
Loans, including fees	$47,356	$47,033	$40,002
Mortgage-backed securities held to maturity	14,092	17,238	13,525
Investment securities held to maturity	3,566	7,780	11,576
Securities available for sale	754	1,024	799
Other interest-earning assets	530	477	511
Total Interest Income	66,298	73,552	66,413

Interest Expense

Deposits	12,492	18,036	17,710
Borrowings	2,988	2,761	2,566
Total Interest Expense	15,480	20,797	20,276
Net Interest Income	50,818	52,755	46,137
Provision for Loan Losses	6,726	4,491	6,855
Net Interest Income after Provision for Loan Losses	44,092	48,264	39,282

Non-Interest  Income
Commissions on sales of title policies	1,225	963	1,019
Fees and service charges on deposits and loans	1,565	1,530	1,819
Income from bank owned life insurance	1,429	1,226	1,180
Net gain from sale of mortgage loans originated for sale	2,172	558	491
Net gain from sale of available for sale securities	461	104	2,205
Net realized (loss) on real estate held for sale	(50)	-	-
Impairment loss on real estate owned	(783)	(208)	(705)
Impairment loss on real estate held for sale	-	(194)	-
Net realized gain (loss) from real estate owned	(359)	(40)	128
Other	1,806	1,231	1,232
Total Non-Interest Income	7,466	5,170	7,369

Non-Interest Expenses
Salaries and employee benefits	25,661	24,016	20,892
Net occupancy expense of premises	4,407	4,727	3,747
Equipment	3,686	3,543	3,089
Data processing fees	2,251	2,276	1,974
Advertising	980	800	827
Federal deposit insurance premiums	1,845	1,814	1,883
Commercial and residential loan expense	2,670	1,587	976
Real estate owned expense	1,044	263	296
Merger expense	1,922	-	924
Other	5,439	4,002	3,869
Total Non-Interest Expenses	49,905	43,028	38,477
Income before Income Taxes	1,653	10,406	8,174
Income Taxes	907	3,303	2,981
Net income before noncontrolling interests	746	7,103	5,193
(Income) attributable to noncontrolling interests	(122)	(123)	(87)
Net Income Attributable to Roma Financial Corporation	$624	$6,980	$5,106
NET INCOME ATTRIBUTABLE TO ROMA FINANCIAL CORPORATION PER COMMON SHARE
Basic and Diluted	$.02	$.23	$.17
Dividends declared per share	$.12	$.32	$.32
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and Diluted	29,757	29,759	30,554

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2012	2011	2010
	(In thousandsd)

Net Income before noncontrolling interest	$746	$7,103	$5,193
Other comprehensive income (loss):
Unrealized holding gains on available for sale securities:
Unrealized holding gains (losses) arising during the period	381	1,684	1,594
Less: reclassification adjustment for (gains) included in net income	(461)	(104)	(2,205)
Net realized gain (loss) on securities available for sale	(80)	1,580	(611)
Defined benefit pension plan:
Pension losses	(2,245)	(3,830)	(1,562)
Prior service cost	14	15	15
Amortization of gain/loss	769	342	245
Prior period adjustment	-	1	(21)
Net change in defined benefit pension plan liability	(1,462)	(3,472)	(1,323)

Other comprehensive (loss) before taxes	(1,542)	(1,892)	(1,934)
Tax effect	614	718	784

Other comprehensive income (loss), net of tax	(928)	(1,174)	(1,150)

Comprehensive income (loss)	$(182)	$5,929	$4,766
Comprehensive income (loss) attributable to the noncontrolling interest	(155)	-	-

Comprehensive income (loss) attributable to Roma Financial Corporation	$(337)	$5,929	$4,043

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2012, 2011 and 2010

	Common Stock Shares Amount		Paid-In Capital	Retained Earnings	Unearned Shares Held by ESOP	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
	(In Thousands)
Balance - December 31, 2009	30,933	$3,274	$98,921	$150,131	$(6,224)	$(29,214)	$(2,313)	$1,645	$216,220
Net income	-	-	-	5,106	-	-	-	87	5,193
Other comprehensive income, net	-	-	-	-	-	(1,150)	-	-	(1,150)
Dividends paid and declared	-	-	-	(2,326)	-	-	-	-	(2,326)
Treasury shares repurchased	(704)		-	-	-	(7,484)	-	-	(9,848)
Stock based compensation including warrants	-	-	1,419	-	-	-	-	-	1,419
Vesting of restricted stock	52	-	(818)	-	-	818	-	-	-
ESOP shares earned	-	-	63	-	541	-	-	-	604
Balance-December 31, 2010	30,281	3,274	99,585	152,911	(5,683)	(35,880)	(3,463)	1,732	212,476

Net income	-	-	-	6,980	-	-	-	123	7,103
Other comprehensive income, net	-	-	-	-	-	-	(1,174)	-	(1,174)
Dividends paid and declared	-	-	-	(2,222)	-	-	-	-	(2,222)
Vesting of restricted stock	40	-	(545)	-	-	545	-	-	-
Stock based compensation, including warrants	-	-	1,280	-	-	-	-	-	1,280
ESOP shares earned	-	-	(10)	-	542	-	-	-	532
Balance - December 31, 2011	30,321	$3,274	$100,310	$157,669	$(5,141)	$(35,335)	$(4,637)	$1,855	$217,995

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2012, 2011 and 2010

	Common Stock Shares Amount		Paid-In Capital	Retained Earnings	Unearned Shares Held by ESOP	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
	(In Thousands)
Net income	-	-	-	624	-	-	-	122	746
Other comprehensive income, net	-	-	-	-	-	-	(961)	33	(928)
Treasury shares repurchased	(257)	-	-	-	-	(2,323)	-	-	(2,323)
Dividends paid and declared		-	-	(1,675)	-	-	-	-	(1,675)
Vesting of restricted stock	52	-	(560)	-	-	560	-	-	-
Stock based compensation, including warrants	-	-	1,283	-	-	-	-	-	1,283
ESOP shares earned	-	-	(31)	-	542	-	-	-	511

Balance - December 31, 2012	30,116	$3,274	$101,002	$156,618	$(4,599)	$(37,098)	$(5,598)	$2,010	$215,609

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows
	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash Flows from Operating Activities
Net income	$746	$7,103	$5,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,539	2,424	2,212
Amortization of premiums and accretion of discounts on securities	912	75	44
Accretion of deferred loan fees and discounts	(455)	(122)	(163)
Amortization of net premiums on loans	709	756	697
Amortization of premium on deposits	(20)	(218)	(541)
Accretion of discount on subordinated debt	271	11	-
Net gain on sale of mortgage loans originated for sale	(2,172)	(558)	(491)
Mortgage loans originated for sale	(55,996)	(19,209)	(20,343)
Proceeds from sales of mortgage loans originated for sale	58,168	19,767	20,834
Net realized loss (gain) from sales of real estate owned	359	40	(128)
Loss on impairment of real estate owned	783	208	705
Loss on impairment of real estate held for sale	-	194	-
Provision for loan losses	6,726	4,491	6,855
Stock based compensation, including warrants	1,283	1,280	1,419
Gain on sale of securities available for sale	(461)	(104)	(2,205)
Decrease (increase) in interest receivable	1,018	1,538	(1,562)
Increase in cash surrender value of bank owned life insurance	(1,185)	(1,015)	(992)
Decrease (increase) in other assets	1,877	(3,551)	4,180
Decrease in accrued interest payable	(196)	(172)	(396)
Increase (decrease) in other liabilities	2,186	454	(5,657)
Decrease (increase) in deferred tax asset	(1,363)	2,746	(802)
ESOP shares earned	511	532	604
Net Cash Provided by Operating Activities	16,240	16,670	9,463

Cash Flows from Investing Activities
Proceeds from calls and repayments on securities available for sale	12,891	13,146	22,187
Proceeds from sale of securities available for sale	9,310	4,224	9,820
Purchases of securities available for sale	(8,687)	(6,830)	(25,507)
Proceeds from maturities and calls of investment securities held to maturity	255,309	235,406	387,608
Purchases of investment securities held to maturity	(141,895)	(232,019)	(326,317)
Principal repayments on mortgage-backed securities held to maturity	133,169	87,466	83,989
Purchases of mortgage-backed securities held to maturity	(38,584)	(114,933)	(240,268)
Net increase in loans receivable	(89,321)	(76,732)	(45,227)
Net additions to premises and equipment and real estate owned via equity investment	(3,624)	(2,428)	(4,194)
Purchases of FHLBNY and ACBB stock	(3,204)	(1,009)	(665)
Proceeds from life insurance redemption	-	236	-
Cash acquired in acquisition, net of cash used in acquisition	-	-	16,032
Purchase of bank owned life insurance	(4,550)	-	(169)
Proceeds from sale of real estate owned	1,120	3,225	2,323
Net Cash Provided by (Used in) Investing Activities	121,934	(90,248)	(120,388)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(91,017)	72,264	167,625
Increase in advance payments by borrowers for taxes and insurance	369	288	113
Federal Home Loan Bank of New York advances	26,211	3,500	13,000
Repayments of Federal Home Loan Bank of New York advances	(7,142)	(5,184)	(18,059)
Purchase of treasury stock	(2,323)	-	(7,484)
Dividends paid to minority shareholders of Roma Financial Corp.	(2,294)	(2,218)	(2,378)
Repayment of subordinated debentures	(2,186)	-	(3,200)
Net Cash (Used in) Provided by Financing Activities	(78,382)	68,650	149,617
Net (Decrease) Increase in Cash and Cash Equivalents	59,792	(4,928)	38,692
Cash and Cash Equivalents – Beginning	84,659	89,587	50,895

Cash and Cash Equivalents – Ending	$144,451	$84,659	$89,587

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Supplementary Cash Flows Information
Income taxes paid, net	$150	$5,237	$3,242

Interest paid	$15,676	$20,969	$20,672

Loans receivable transferred to real estate owned	$7,326	$3,060	$2,068

Securities purchased and not settled	$-	$-	$11,004

Premises and equipment transferred to held for sale	$1,627	$-	$1,164

Fair value of assets acquired, net of cash and equivalents acquired	$-	$-	$329,708

Fair value of liabilities assumed	$-	$-	$345,740

See notes to consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Roma Financial Corporation (the “Company”), its wholly-owned subsidiary, Roma Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, Roma Capital Investment Co. (the “Investment Co.”) and General Abstract and Title Agency (the “Title Co.”) and the Company’s majority owned investment of 91.22% in RomAsia Bank. Roma Bank and RomAsia Bank are collectively referred to as (“the Banks”). As discussed in Note 8, Real Estate Owned Via Equity Investments, the consolidated financial statements also include the Company’s 50% interest in 84 Hopewell, LLC (the “LLC”), a real estate investment deemed to be a variable interest entity, which was consolidated by the Company when it was determined to be the primary beneficiary according to the requirements of FASB ASC Topic 810.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Roma Financial Corporation, MHC, a federally chartered mutual holding company, whose activity is not included in these consolidated financial statements, held 22,584,995 or 74.5% of the Company’s outstanding stock as of December 31, 2012.

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

Loans Receivable

Loans receivable, net, are stated at unpaid principal balances, net of deferred loan origination fees and costs, purchased discounts and premiums and the allowance for loan losses.  Certain direct loan origination costs net of loan origination fees, are deferred and amortized, using the level-yield method, as an adjustment of yield over the contractual lives of the related loans.  Purchased premiums and discounts are amortized or accreted by use of the level-yield method over the contractual lives of the related loans.

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

Nonaccrual Loans

Loans are generally placed on nonaccrual status when contractual payments become 90 days or more past due, or are otherwise placed on nonaccrual when the Company does not expect to receive all P&I payments owed substantially in accordance with the terms of the loan agreement.  Loans that become 90 days past maturity, but remain non-delinquent with regard to ongoing P&I payments may remain on accrual status if:  (1) the Company expects to receive all P&I payments owed substantially in accordance with the terms of the loan agreement, past maturity status notwithstanding, and (2) the borrower is working actively and cooperatively with the Company to remedy the past maturity status through an expected refinance, payoff or modification of the loan agreement that is not expected to result in a troubled debt restructuring (“TDR”) classification.  All TDRs are placed on nonaccrual status for a period of no less than twelve months after restructuring, irrespective of past due status.  The sum of nonaccrual loans plus accruing loans that are 90 days or more past due are generally defined as “nonperforming loans”.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

Management performs a classification of assets review, including the regulatory classification of assets, generally on a monthly basis.  The results of the classification of assets review are validated by the Company’s third party loan review firm during its independent review.  In the event of a difference in rating or classification between those assigned by the internal and external resources, the Company will generally utilize the more critical or conservative rating or classification.  Loan ratings and regulatory classifications are presented monthly to the Board of Directors and are reviewed by regulators during the examination process.

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

Traditionally, the loans considered by the Company to be eligible for individual impairment review have generally represented its larger and/or more complex loans including its commercial mortgage loans, comprising multi-family and nonresidential real estate loans, as well as its construction loans and commercial business loans.  The Company also now considers eligible for individual impairment review to now include all one-to-four family mortgage loans as well as its home equity loans and home equity lines of credit.

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

The historical loss factors used in the Company’s allowance for loan loss calculations reflect the probable losses on impaired loans until such time that the losses are realized as charge-offs.  Consideration of these probable losses in the Company’s historical loss factors increase the portion of the allowance for loan losses attributable to such factors. The environmental loss factors utilized by the Company in its allowance for loan loss calculation methodology, as described below, generally serve to recognize the probable losses within the portfolio that have not yet been realized as charge-offs.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance (any direct write-down) are included in net expenses from foreclosed assets.

Federal Home Loan Bank and ACBB Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula. Restricted stock of the Federal Home Loan Bank of New York (“FHLBNY”) in the amount of $8,927,000 and $5,723,000 is carried at cost at December 31, 2012 and 2011, respectively.

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

The Company also held $75,000  of stock in the Atlantic Central Bankers Bank, at each of December 31, 2012 and 2011.  Management believes no impairment charge is necessary related to the FHLB restricted stock or the ACBB stock as of December 31, 2012 or 2011.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets principally represent the excess cost over the fair value of the net assets of the institutions acquired in purchase transactions.  Goodwill is evaluated annually by reporting unit and an impairment loss recorded if indicated.  The impairment test is performed in two phases.  The Company adopted FASB Accounting Standards Update (“ASU”) 2011-08 – Intangibles, Goodwill and Other (Topic 350); Testing Goodwill for Impairment. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely that not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. No impairment charges were required to be recorded in the years 2012, 2011, or 2010.  If an impairment loss is determined to exist in the future, such loss will be reflected as an expense in the consolidated statements of income in the period in which the impairment loss is determined.

Bank Owned Life Insurance

Roma Bank is the beneficiary of insurance policies on the lives of certain officers, employees and directors of the Bank.  This life insurance investment is accounted for using the cash surrender value method and is recorded at its net realizable value.  Income from bank owned life insurance is recorded as non-interest income.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

Servicing

Loan servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets.  Under the applicable accounting guidance regarding servicing assets and liabilities, servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer.  The Company subsequently measures each class of servicing asset using  the amortization method.  These servicing rights are recorded as other assets in the consolidated statements of financial condition.  As of December 31, 2012 and 2011, the balance of the Company’s loan servicing assets totaled approximately $657,000 and $419,000, respectively.

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

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned.  The amortization of loan servicing rights is netted against loan servicing fee income.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC Topic 740, Income Taxes, which includes guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. The Company had no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2012 and 2011.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.

The Company and its subsidiaries file a consolidated federal income tax return.  Income taxes are allocated to the Company and its subsidiaries based on the contribution of their income or use of their loss in the consolidated return.  Separate state income tax returns are filed by the Company and its subsidiaries. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2009.

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

At December 31, 2012 and 2011, the Banks had deposits totaling $125.9 million and $66.9 million, which were held by FHLBNY and other financial institutions, which are not insured by the FDIC.

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

Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, plus the net shares that would be issued related to dilutive stock options and restricted stock grants pursuant to the treasury stock method. Outstanding stock options and unvested stock awards for the years ended December 31, 2012, 2011 and 2010 were not considered in the calculation of diluted earnings per share because they were anti-dilutive.

Treasury shares are not deemed outstanding for earnings per share calculations.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (Continued)

Reclassification

Certain amounts as of and for the years ended December 31, 2011 and 2010 have been reclassified to conform with the current year’s presentation.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2015. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210);Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main objective of this standards update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures About offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative period presented. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

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

application of fair value measurement to financial instruments classified in a reporting entity’s stockholders’ equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This update provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments do not affect how earnings per share is calculated or presented.  This update is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements. The Company has presented comprehensive income in a separate Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010.

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

performed for fiscal years beginning after December 15, 2011.  Early adoption was permitted. The adoption of this update did not impact the Company’s financial condition or results of operations, but will result in a new approach to performing the Company’s annual goodwill impairment assessment.

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

Note 3 – Regulatory Agreement

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 3- Regulatory Agreement (Continued)

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

Note 4 – Acquisition

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

As noted above, the Company acquired loans with a fair value of $272.3 million.  Included in this amount was $47.4 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments due. In accordance with the “Loans and Debt Securities Acquired with Deteriorating Credit Quality” section of FASB ASC 310 Receivables, the Company recorded a non accretable credit mark discount

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4– Acquisition (Continued)

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 4– Acquisition (Continued)

The following summarizes the unaudited pro forma results of operations for the year months ended     December 31, 2010 and 2009, as if the Company acquired Sterling Banks, Inc. and Sterling Bank on January 1, 2009. The pro forma results for 2009 include merger costs net of tax of $610 thousand or $.02 per diluted share.

	12/31/10	12/31/09
Net interest income before provision for loan losses	$52,720	$43,782
Net income (loss)	$2,920	$(8,571)
Earnings per share –basic and diluted	$0.10	$(0.30)

Note 5 – Merger

On December 19, 2012, Roma Financial Corporation, Roma Bank and Roma Financial Corporation, MHC entered into an Agreement and Plan of Merger with Investors Bancorp, Inc., Investors Bank, and Investors Bancorp, MHC (“The Mergers”) which contemplates the consummation of a series of related merger transactions. Pursuant to the terms of the Agreement and Plan of Merger, each share of Roma Financial common stock issued and outstanding immediately prior to the effective date of the Merger will be converted into the right to receive 0.8653 shares of Investors Bancorp common stock. The Mergers are intended to qualify as a tax-free reorganization for federal income tax purposes.  The Mergers are expected to close during the second quarter of 2013. Merger costs in the amount of $1,922,000 have been expensed for the year ended December 31, 2012.

Note 6 – Restrictions on Cash and Amounts Due From Banks

Roma Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2012 and 2011, these reserve balances amounted to $17.0 million and $14.0 million, respectively.

Note 7 – Stock Offering and Stock Repurchase Plans

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

During the first quarter of 2012 and for the years ended December 31, 2011 and 2010. Roma Financial Corporation, MHC waived its right, upon non-objection from the Office of Thrift Supervision and subsequently the Federal reserve Board, to receive cash dividends of $1.8 million, $7.2 million, and $7.2 million, respectively, declared by the Company during the periods. The Federal Reserve granted a waiver for the first quarter of 2012. The Company paid dividends to Roma Financial Corporation, MHC in the amount of $904,000 in the second quarter of 2012. No dividends were paid or declared in the third and fourth quarters of 2012.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Stock Offering and Stock Repurchase Plans (Continued)

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

On December 22, 2011, the Company announced a fifth 5% stock repurchase plan, equivalent to 330,093 shares.  As of December 31, 2012, 256,700 shares had been repurchased under this program at a total cost of $2.3 million or approximately $9.04 per share, with 73,393 shares remaining to be repurchased. The repurchase program was suspended when we entered into merger discussions.

Note 8– Real Estate Owned Via Equity Investments

In 2008,  Roma Bank, together with two individuals, formed, 84 Hopewell, LLC (“LLC”). The LLC was formed to build a commercial office building which includes the Company’s Hopewell branch, corporate offices for the other 50% owner’s construction company and tenant space.  The Company invested approximately $360,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million.  The Company and the construction company both have signed lease commitments to the LLC.  With the adoption of guidance in regards to variable interest entities now codified in FASB ASC Topic 810, “Consolidation” the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements.  As of December 31, 2012 and 2011, and for the three years ended December 31, 2012, this variable interest entity met the requirements of ASC Topic 810 for consolidation based on the Bank being the primary financial beneficiary.  This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees.  As of December 31, 2012, the LLC had $3.8 million in fixed assets and a loan from Roma Bank for $3.3 million, which was eliminated in consolidation.  The LLC had accrued interest to the Bank of $11 thousand at December 31, 2012 and the Bank had paid $131 thousand in rent to the LLC for the space occupied by the Bank’s branch.  Both of these amounts were eliminated in consolidation.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Securities Available for Sale

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)

Mortgage-backed securities – US Government-Sponsored Enterprises (GSEs)	$12,115	$327	$163	$12,279

Obligations of state and political subdivisions:
After five years through ten years	1,994	127	2	2,119
After ten years	1,583	198	-	1,781
	3,577	325	2	3,900

U.S. Government (including agencies):
One year through five years	3,102	116	-	3,218
After five years through ten years	3,664	229	-	3,893
After ten years	1,516	21	-	1,537
	8,282	366	-	8,648

Corporate Bond	1,000	9	18	991

Equity securities	50	6	-	56
Mutual funds	3,134	-	87	3,047
	$28,158	$1,033	$270	$28,921

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Securities Available for Sale (Continued)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In Thousands)

Mortgage-backed securities – US Government-Sponsored Enterprises (GSEs)	$22,896	$604	$132	$23,368

Obligations of state and political subdivisions:
One year through five years	633	4	-	637
After five years through ten years	1,642	60	-	1,702
After ten years	3,089	178	-	3,267
	5,364	242	-	5,606

U.S. Government (including agencies):
After five years through ten years	4,134	116	-	4,250
After ten years	5,194	195	-	5,389
	9,328	311	-	9,639

Corporate Bond	1,000	-	106	894

Equity securities	50	-	1	49
Mutual fund shares	3,012	-	77	2,935
	$41,650	$1,157	$316	$42,491

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9– Securities Available for Sale (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2012:
Mortgage-backed securities –(GSEs)	$72	$2	$2,645	$161	$2,717	$163
Obligations of state and
political subdivisions	496	2	-	-	496	2
Corporate Bond	-	-	482	18	482	18
Mutual funds	-	-	3,048	87	3,048	87
	$568	$4	$6,175	$266	$6,743	$270

December 31, 2011:
Mortgage-backed securities –(GSEs)	$798	$4	$3,736	$128	$4,534	$132
U.S. Government
(including agencies)	-	-	-	-	-	-
Equity securities	49	1	-	-	49	1
Corporate Bond	480	20	414	86	894	106
Mutual funds	-	-	2,935	77	2,935	77
	$1,327	$25	$7,085	$291	$8,412	$316

As of December 31, 2012, the Company’s available for sale portfolio in an unrealized loss position consisted of 29 securities. There was one mutual fund, one corporate bond, and nineteen  mortgage backed securities in an unrealized loss position for more than twelve months at December 31, 2012. There were three mortgage-backed securities, one corporate bond and four government agencies in a loss position for less than twelve months at December 31, 2012.  As of December 31, 2011, the Company’s available for sale portfolio in an unrealized loss position consisted of 26 securities. There was one mutual fund, two corporate bonds, and twenty-three mortgage backed securities in an unrealized loss position for more than twelve months at December 31, 2011. There were four mortgage backed securities one equity security and two corporate bonds in an unrealized loss position for less than twelve months at December 31, 2011.

The available for sale mutual funds are a CRA investment that had an unrealized loss of approximately $87 thousand and $77 thousand at December 31, 2012 and 2011, respectively. They have been in a loss position for the last several years with the greatest unrealized loss being approximately $109 thousand. Management does not believe the mutual fund securities available for sale are other-than-temporarily impaired due to reasons of credit quality. Unrealized losses in the mortgage- backed securities, and U.S. Government securities and corporate securities categories are due to the current interest rate environment and not due to credit concerns.  The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Accordingly, as of December 31, 2012, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement for the year ended December 31, 2012.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Securities Available for Sale (Continued)

Available for sale securities with total amortized cost of $9.3 million were sold during 2012 with a realized gross gain of $461,000.  Available for sale securities with total amortized cost of $4.2 million were sold during 2011 and realized a gross gain of $106,000, and a gross loss of a $2,000.  Available for sale securities with a total amortized cost of $9.8 million were sold during 2010 and realized a gross gain of $2.2 million and a gross loss of $5,000.   The equity security held by the Company was held for more than one year. As of December 31, 2012 and 2011 no available for sale securities were pledged as collateral.

The amortized cost and estimated fair value of securities available for sale at December 31, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or repay obligations with or without call or repayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)

After one to five years	$3,602	$3,700
After five to ten years	6,158	6,521
After ten years	3,099	3,318
Total	12,859	13,539

Mortgage-backed securities	12,115	12,279
Equity Securities	50	56
Mutual Funds	3,134	3,047
Total	$28,158	$28,921

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10– Investment Securities Held to Maturity

	December 31, 2012
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
U.S. Government (including agencies):
After one year through five years	$27,999	$66	$-	$28,065
After five years through ten years	81,203	192	65	81,330
After ten years	1,000	1	-	1,001
	110,202	259	65	110,396
Corporate Bond:
After one year through 5 years	1,490	14	-	1,504
After ten years	102	-	-	102
	1,592	14	-	1,606
Obligations of state and political subdivisions:
After one year through five years	2,671	202	-	2,873
After five years through ten years	4,830	514	-	5,344
After ten years	8,621	648	-	9,269
	16,122	1,364	-	17,486

	$127,916	$1,637	$65	$129,488

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10– Investment Securities Held to Maturity (Continued)

	December 31, 2011
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands
U.S. Government (including agencies):
After one year through five years	$45,992	$127	$-	$46,119
After five years through ten years	156,446	663	12	157,097
After ten years	18,290	53	-	18,343
	220,728	843	12	221,559
Corporate Bond and Other:
Within one year	-	-	-	-
After five year through ten years	1,487	-	40	1,447
After ten years	286	-	27	259
	1,773	-	67	1,706

Obligations of state and political subdivisions: Within one year	2,775	2	-	2,777
After one year through five years	1,786	144	-	1,930
After five years through ten years	5,540	400	-	5,940
After ten years	8,583	527	-	9,110
	18,684	1,073	-	19,757

	$241,185	$1,916	$79	$243,022

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Investment Securities Held to Maturity (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related investments held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2012:
U.S. Government (including agencies)	$15,933	$65	$-	$-	$15,933	$65

	$15,933	$65	$-	$-	$15,933	$65

December 31, 2011:
U.S. Government (including agencies)	$18,983	$12	$-	$-	$18,983	$12
Corporate bond	1,706	67	-	-	1,706	67

	$20,689	$79	$-	$-	$20,689	79

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

At December 31, 2012, the Company’s  held to maturity debt securities portfolio consisted of 77 securities, of which 6 were in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. At December 31, 2011, the Company’s held to maturity debt securities portfolio consisted of 116 securities, of which 9 were in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. No OTTI charges were recorded on held to maturity securities for the years ended December 31, 2012, 2011 and 2010. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Investment Securities Held to Maturity (Continued)

The amortized cost and estimated fair value of securities held to maturity at December 31, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)

After one to five years	$32,160	$32,442
After five to ten years	86,033	86,674
After ten years	9,723	10,372
Total	$127,916	$129,488

There were no sales of investment securities held to maturity during the years ended December 31, 2012, 2011, and 2010.

At December 31, 2012 and 2011, approximately $111.2 million and $218.2 million, respectively, of investment securities held to maturity were callable within one year.

See Note 17 for information as to investment securities held to maturity which are pledged for borrowings.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Mortgage-Backed Securities Held to Maturity

	December 31, 2012
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)

Government National Mortgage Association	$6,254	$243	$194	$6,303
Federal Home Loan Mortgage Corporation	124,408	5,863	556	129,715
Federal National Mortgage Association	209,157	15,096	1	224,252
Collateralized mortgage obligations-GSEs	3,499	149	-	3,648

	$343,318	$21,351	$751	$363,918

	December 31, 2011
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)

Government National Mortgage Association	$7,906	$229	$111	$8,024
Federal Home Loan Mortgage Corporation	181,779	6,851	580	188,050
Federal National Mortgage Association	242,568	13,412	5	255,975
Collateralized mortgage obligations-GSEs	6,270	236	-	6,506

	$438,523	$20,728	$696	$458,555

All of the Company’s mortgage-backed securities are residential. The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2012:
Government National Mortgage Association	$-	$-	$859	$194	$859	$194
Federal Home Loan Mortgage Corporation	5,616	218	12,090	338	17,706	556
Federal National Mortgage Association	164	1	-	-	164	1

	$5,780	$219	$12,949	$532	$18,729	$751

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11– Mortgage-Backed Securities Held to Maturity (Continued)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2011:
Government National Mortgage Association	$-	$-	$1,719	$111	$1,719	$111
Federal Home Loan Mortgage Corporation	22,768	576	87	4	22,855	580
Federal National Mortgage Association	-	-	222	5	222	5

	$22,768	$576	2,028	$120	$24,796	$696

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

At December 31, 2012, there were 3 Government National Mortgage Association, 24 Federal Home Loan  Mortgage Corporation, and, 5 Federal National Mortgage Association, in unrealized loss positions compared to 1, 18, and 10, respectively, in unrealized loss positions as of December 31, 2011.

The amortized cost and estimated fair value of mortgage backed securities held to maturity at December 31, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)

Within one year	$2,708	$-
After one to five years	4,218	7,179
After five to ten years	79,946	86,684
After ten years	256,446	270,055
Total	$343,318	$363,918

There were no sales of mortgage-backed securities held to maturity during the years ended December 31, 2012, 2011, and 2010.

At December 31, 2012 and 2011, mortgage-backed securities held to maturity with a carrying value of approximately $3,450,000 and $3,253,000 respectively, were pledged to secure public funds on deposit.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Loans Receivable

	December 31,
	2012	2011
	(In Thousands)
Real estate mortgage loans:
Residential mortgage	$452,537	$394,206
Commercial real estate	321,586	292,646

	774,123	686,852

Construction
Commercial real estate	18,139	23,756
Residential	7,877	11,095
	26,016	34,851
Consumer:
Home equity and other consumer	216,383	217,472
Other	1,354	1,381
	217,737	218,853

Commercial	49,169	39,184

Total Loans	1,067,045	979,740

Less:
Allowance for loan losses	8,669	5,416
Deferred loan fees and discounts	1,469	1,139
Loans in process	19,503	10,796

	29,641	17,351

Loans, net	$1,037,404	$962,389

At December 31, 2012 and 2011, loans serviced for the benefit of others totaled approximately $72,564,000 and $47,063,000, respectively, which balances are excluded from loans receivable. Roma Bank has an agreement to sell residential mortgages to the FHLBNY and Freddie Mac.  The maximum to be sold under the agreement with FHLBNY is $50.0 million.  The agreement includes a maximum credit enhancement of $2.5 million, which Roma Bank may be required to pay if realized losses on any of the sold mortgages exceed the amount held in the FHLB’s Spread Account.  Roma Bank does not anticipate recognizing any losses and, accordingly, has not recorded a liability for the credit enhancement.  As compensation for the credit enhancement, the FHLB is paying Roma Bank at annual rates of .07% to .10% of the outstanding loan balance in the portfolio on a quarterly basis. RomAsia Bank has an agreement with the FHLBNY to sell residential mortgages is $30.0 million with $20.4 million sold.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Loans Receivable (Continued)

The Bank retains the servicing on the loans sold to the FHLB and receives a  servicing fee based upon the principal balance outstanding.  During the years ended 2012 and 2011, Roma Bank recognized approximately $52,000 and $41,000, respectively, of servicing fee income.  At December 31, 2012 and 2011, the Bank had recorded mortgage servicing rights of $ 657,000 and $419,000, respectively.

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2012 and 2011:

	2012	2011
	(In thousands)

Commercial	$994	$495
Commercial real estate	24,550	17,699
Commercial real estate – construction	3,158	2,886
Residential mortgage	10,400	11,949
Residential construction	5,256	9,984
Home equity and other consumer	2,955	1,964
Total	$47,313	$44,977

Interest income on non -accrual loans is recognized only when actually collected.  During the years ended December 31, 2012, 2011 and 2010, the Bank’s recognized interest income of approximately $40,000, $342,000, and $222,000, respectively, on these loans.  Interest income that would have been recorded had the loans been on accrual status, would have amounted to approximately $1,793,000, $2,163,000, and $1,956,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  The Banks are not committed to lending additional funds to borrowers whose loans have been placed on nonaccrual status.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12– Loans Receivable (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class segregated by those for which a related allowance was required and those for which a related allowance was not necessary, as of  December 31, 2012 and the year ended December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
December 31, 2012: With no related allowance recorded:
Commercial	$1,920	$3,929	$-	$1,761	$102
Commercial real estate	34,570	37,267	-	35,671	667
Commercial real estate construction	3,158	3,158	-	5,224	2
Residential mortgage	16,176	17,835	-	17,671	399
Residential construction	5,550	6,560	-	7,307	17
Home equity and other consumer	4,491	4,784	-	4,090	128
	$65,865	$73,533	$-	$71,724	$1,315
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Commercial construction	-	-	-	-	-
Residential mortgage	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-
	$-	$-	$-	$-	$-
Total:
Commercial	$1,920	$3,929	$-	$1,761	$102
Commercial real estate	34,570	37,267	-	35,671	667
Commercial construction	3,158	3,158	-	5,224	2
Residential mortgage	16,176	17,835	-	17,671	399
Residential construction	5,550	6,560	-	7,307	17
Home equity and other consumer	4,491	4.784	-	4,090	128
	$65,865	$73,533	$-	$71,724	$1,315

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Loans Receivable (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
December 31, 2011:
With no related allowance recorded:
Commercial	$1,602	$3,586	$-	$1,870	$133
Commercial real estate	36,773	39,582	-	38,868	862
Commercial real estate construction	7,290	7,290	-	5,843	174
Residential mortgage	18,446	20,810	-	15,594	1,089
Residential construction	10,217	12,915	-	12,495	118
Home equity and other consumer	3,705	4,033	-	3,372	180
	$78,033	$88,216	$-	$78,042	$2,556
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate	776	776	41	388	-
Commercial construction	-	-	-	-	-
Residential mortgage	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-
	$776	$776	$41	$388	$-
Total:
Commercial	$1,602	$3,586	$-	$1,870	$133
Commercial real estate	37,549	40,358	-	39,256	862
Commercial construction	7,290	7,290	-	5,843	174
Residential mortgage	18,446	20,810	-	15,594	1089
Residential construction	10,217	12,915	-	12,495	118
Home equity and other consumer	3,705	4,033	-	3,372	180
	$78,809	$88,992	$41	$78,430	$2,556

Impaired loans at December 31, 2012 include $32.4 million of loans, net of credit marks of $7.7 million, which were acquired in the Sterling Merger. Loans totaling $8.7 million from the legacy Roma and RomAsia portfolios, that are performing, are also included in this total and classified as impaired because they are troubled debt restructures.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12– Loans Receivable (Continued)

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2012 (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$180	$-	$994	$1,174	$47,995	$49,169	$-
Commercial real estate	1,857	2,479	16,014	20,350	301,236	321,586	-
Commercial real estate – constr.	-	-	-	-	18,139	18,139	-
Residential mortgage	5,790	3,373	10,400	19,563	432,974	452,537	250
Residential construction	-	306	5,256	5,562	2,315	7,877	-
Home equity and other consumer	748	1,089	2,955	4,792	212,945	217,737	-
Total	$8,575	$7,247	$35,619	$51,441	$1,015,604	$1,067,045	$250

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2012: (In thousands)

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$46,749	$207	$2,213	$-	$49,169
Commercial real estate	237,226	25,136	33,028	-	321,586
Commercial real estate (Construction)	14,981	-	3,158	-	18,139
Residential mortgage	408,278	1,737	13,836	-	452,537
Residential construction	2,327	-	5,550	-	7,877
Home equity and other consumer	213,664	634	3,439	-	217,737
Total	$923,225	$27,714	$61,224	$-	$1,067,045

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Loans Receivable (Continued)

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

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$36,693	$1,520	$971	$-	$39,184
Commercial real estate	242,546	15,970	34,130	-	292,646
Commercial real estate (Construction)	16,466	-	7,290	-	23,756
Residential mortgage	378,308	692	15,260	-	394,206
Residential construction	839	272	9,984	-	11,095
Home equity and other consumer	216,090	199	2,564	-	218,853
Total	$890,942	$18,653	$70,199	$-	$979,740

The Banks have  granted loans to officers and directors.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability.  The aggregate amount of these loans at December 31, 2012 and 2011 was approximately $3,787,000 and $4,186,000, respectively. During the years ended December 31, 2012 and 2011, there were new loans totaling $1,643,000 and $604,000 to  related parties and repayments totaled $1,035,000 and $761,000, respectively. RomAsia Bank also originated $1,049,000 of loans to related parties which were subsequently sold to the FHLBNY for a gain of $34,000.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Loans Receivable (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2012

	Commercial	Commercial real estate	Commercial real estate- construction	Residential mortgage	Residential Construction	Home Equity and Other Consumer	Total
Allowance for credit losses:				(In thousands)
Beginning balance	$199	$2,181	$668	$1,705	$-	$663	$5,416
Charge-offs	(387)	(2,446)	(297)	(347)	-	(76)	(3,553)
Recoveries	-	69	-	-	-	11	80
Provisions	1,653	4,651	432	52	-	(62)	6,726
Ending Balance	$1,465	$4,455	$803	$1,410	$-	$536	$8,669
Ending Balance: individually evaluated for impairment**	$-	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$1,465	$4,455	$803	$1,410	$-	$536	$8,669
Ending Balance: loans acquired with deteriorated credit quality*	$-	$-	$-	$-	$-	$-	-

*The Company has taken no subsequent impaired provisions on loans acquired.

**During 2012 and 2011, Roma Bank charged off all of the specific allowances for credit losses against the individual loans.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12– Loans Receivable (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2012

	Commercial	Commercial real estate	Commercial real estate-construction	Residential mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In thousands)
Loans Receivable:
Ending balance	$49,169	$321,586	$18,139	$452,537	$7,877	$217,737	$1,067,045
Ending balance: individually evaluated for impairment	1,388	25,150	3,158	5,154	-	2,882	37,732
Ending balance: legacy Roma collectively evaluated for impairment	39,874	238,287	14,981	399,018	2,327	176,562	871,049
Ending balance: Acquired loans collectively evaluated for impairment	7,375	48,729	-	37,343	-	36,684	130,131
Ending balance: loans acquired with deteriorated credit quality*	532	9,420	-	11,022	5,550	1,609	28,133

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Loans Receivable (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2011

	Commercial	Commercial real estate	Commercial real estate-construction	Residential mortgage	Residential Construction	Home Equity and Other Consumer	Total
Allowance for credit losses:				(In thousands)
Beginning balance	$654	$4,922	$2,097	$1,799	$-	$372	$9,844
Charge-offs	(1,292)	(5,162)	(2,015)	(347)	-	(207)	(9,023)
Recoveries	-	87	-	-	-	17	104
Provisions	837	2,334	586	253	-	481	4,491
Ending Balance	$199	$2,181	$668	$1,705	-	$663	$5,416
Ending Balance: individually evaluated for impairment	$-	$41	$-	$-	$-	$-	$41
Ending Balance: collectively evaluated for impairment	$199	$2,140	$668	$1,705	$-	$663	$5,375
Ending Balance: loans acquired with deteriorated credit quality*	-	-	-	-	-	-	-

*The Company has taken no subsequent impairment provision on loans acquired.

**In the fourth quarter of 2011, Roma Bank charged off all of the specific allowances for credit losses against the individual loans. The remaining specific allowance is for a RomAsia troubled debt restructure.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12– Loans Receivable (Continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2011

	Commercial	Commercial real estate	Commercial real estate-construction	Residential mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In thousands)
Loans Receivable:
Ending balance	$39,184	$292,646	$23,756	$394,206	$11,095	218,853	$979,740
Ending balance: individually evaluated for impairment	561	27,056	7,290	4,797	-	1,671	41,375
Ending balance: legacy Roma collectively evaluated for impairment	23,808	193,637	16,466	329,379	878	167,510	731,678
Ending balance: Acquired loans collectively evaluated for impairment	13,774	61,640	-	46,381	-	47,638	169,253
Ending balance: loans acquired with deteriorated credit quality	1,041	10,493	-	13,649	10,217	2,034	37,434

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Loans Receivable (Continued)

The following table summarizes information in regards to troubled debt restructuring for the year ended December 31, 2012 (in thousands);

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Commercial Real Estate	5	$ 7,051	$ 7,990
Commercial Real Estate	1	$721	$718

There were no troubled debt restructurings that subsequently defaulted.

As indicated in the table above, the Company modified five commercial real estate loans during the year ended December 31, 2012.  The five loans modified were to one borrower and were restructured into one loan.  As a result of the modified terms of the new loan, the Company extended the maturity of three of the modified loans and accelerated the term of the remaining two modified loans.  The effective interest rate of the new terms of the modified loans was reduced when compared to the weighted average interest rate of the original terms of the modified loans.  The Company compared the fair value of the modified loan to the carrying amount of the original loans and determined that the modified terms did not require recognition of impairment due to the fair value of the modified loan exceeding the carrying amount of the original loans, combined with the fact that the Company received additional collateral under the terms of the modification.  The borrower has remained current since the modification.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Real Estate Owned and Other Repossessed Assets

The changes in real estate owned and other repossessed assets for the years ended December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(In Thousands)

Beginning balance	$3,276	$3,689
Assets transferred in	7,326	3,060
Net proceeds from sales	(1,120)	(3,225)
Net gain (loss) on sales	(359)	(40)
Impairment charge	(783)	(208)

Ending balance	$8,340	$3,276

Note 14 – Real Estate Held for Sale

The Company has contracts for the sale of the former location of its loan center in Robbinsville, NJ and for vacant land at the site of its Center City branch. At December 31, 2012 both of those locations were classified as held for sale and carried at lower of cost or market of $1,627 thousand. The Company acquired in the merger a former branch site and a loan center. At December 31, 2011 both of those locations were available for sale and carried at lower of cost or market of $970 thousand.  In 2012, the former branch site was sold for a loss of $3 thousand, and the acquired loan center was sold for a loss of $47 thousand.

Note 15 – Premises and Equipment

	December 31,
	2012	2011
	(In Thousands)

Land held for future development	$-	$1,054

Construction in progress	1,344	164

Land	5,290	5,428

Buildings and improvements	46,202	45,263
Accumulated depreciation and amortization	(9,233)	(8,016)
	36,969	37,247

Furnishings and equipment	13,308	12,406
Accumulated depreciation	(9,929)	(8,866)

	3,379	3,540

Total	$46,982	$47,433

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Interest Receivable

	December 31,
	2012	2011
	(In Thousands)

Loans receivable	$3,770	$3,699
Investment securities held to maturity	543	1,248
Mortgage-backed securities held to maturity	1,122	1,434
Securities available for sale	28	68
Other interest-earning assets	11	43

Total	$5,474	$6,492

Note 17 – Deposits

	December 31,
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)
Demand:
Non-interest bearing checking	71,287	0.00%	$63,766	0.00%
Interest bearing checking	243,379	0.11%	198,598	0.16%
Total demand	314,666	0.09%	262,364	0.20%

Savings and club	513,696	0.26%	517,124	0.44%

Certificates of deposit	656,207	1.31%	796,118	1.62%

Total deposits	$1,484,569	0.69%	$1,575,606	0.98%

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Deposits (Continued)

Certificates of deposit with balances of more than $100,000 totaled approximately $203,183,000 and $243,776,000 at December 31, 2012 and 2011, respectively. At December 31, 2012, the scheduled maturities of certificates of deposit were:

Amount
(In Thousands)

2013	$393,114
2014	140,122
2015	69,330
2016	46,061
2017	7,253
Thereafter	327

$656,207

Interest expense on deposits consists of the following:

	Years Ended December 31,
	2012	2011	2010
	(In Thousands)
Demand	$248	$434	$580
Savings and club	1,695	3,412	3,295
Certificates of deposit	10,549	14,190	13,835

	$12,492	$18,036	$17,710

Note 18 – Federal Home Loan Bank Advances, Subordinated Debentures and Securities Sold Under Agreements to Repurchase

At December 31, 2012 and 2011, the Banks' had outstanding FHLBNY advances totaling $52.4 million and $33.3 million, respectively.

At December 31, 2012 and 2011, the advances were secured by pledges of the Banks' investment in the capital stock of the FHLB totaling $8,926,500 and $5,723,000, respectively, and a specific pledge of investment securities held to maturity with a par value totaling $38.1 million and $35.9 million, respectively.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Federal Home Loan Bank Advances, Subordinated Debentures and Securities Sold Under Agreements to Repurchase (Continued)

The amounts, maturities, and interest rates of the Banks' FHLBNY borrowings as of December 31, 2012 are as follows (in thousands):

Amount	Interest Rate	Maturity	Callable

$ 23,000	3.90%	10/29/17	10/29/13
12,553	1.03%	01/18/17
1,500	2.09%	03/19/13
1,430	1.53%	05/31/22
1,414	1.05%	06/03/19
1,403	0.80%	08/22/16
1,146	1.12%	04/12/17
1,074	1.21%	04/12/17
1,000	0.51%	03/19/13
1,000	0.72%	03/19/14
1,000	0.98%	03/19/15
870	1.21%	04/21/14
750	1.17%	02/22/13
692	1.00%	03/14/16
500	1.73%	02/22/14
500	1.52%	12/23/13
500	2.08%	12/22/14
500	2.61%	12/21/15
500	3.08%	12/21/16
376	2.11%	02/01/16
677	1.79%	03/14/16
$52,385

At December 31, 2012, Roma Bank and RomAsia Bank had a borrowing limit of $907,000,000 or 50% of total assets.

Securities sold under agreement to repurchase are treated as a financing arrangement and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at December 31, 2012 and 2011. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015 at 3.22%; $20.0 million maturing in 2018, callable in August 2013, at 3.51%; and, $10.0 million maturing in 2018 at 3.955%. The agreement is collateralized by securities described in the underlying agreement which are held in safekeeping at the FHLBNY. At December 31, 2012, the fair value of the securities used as collateral under the agreement was approximately $55.7 million.

On May 1, 2007, Sterling Banks Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”), issued $6.2 million of variable rate capital trust pass-through securities (“capital securities”) to investors.  The variable interest rate repriced quarterly at the three month

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Federal Home Loan Bank Advances, Subordinated Debentures and Securities Sold Under Agreements to Repurchase (Continued)

LIBOR plus 1.7%.  The Trust purchased $6.2 million of variable rate junior subordinated debentures from Sterling Banks, Inc.. The debentures were the sole asset of the Trust. The fair value of the subordinated debentures at acquisition of Sterling Banks, Inc. was $5.1 million. The terms of the junior subordinated debentures were the same as the terms of the capital securities.  On October 22, 2010, the Company repaid $4.0 million of these capital securities (with a market value of $3.2 million). In June of 2012, the Company repaid the remaining $2.2 million.

Note 19 – Regulatory Capital Requirement

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Regulatory Capital Requirement (Continued)

	Actual		For Capital Adequacy Purposes			To be WEll Capitalized and PRompt Corrective Action Provision
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2012:
Total capital (to risk-weighted assets)
Roma Bank	$179,951	20.09%	$	≥71,646	≥ 8.00%	$89,557	≥10.00%
RomAsia Bank	16,100	20.07	$	≥ 6,418	≥8.00	8,022	≥10.00
Tier 1 capital (to risk-weighted assets)
Roma Bank	172,065	19.21		N/A	N/A	53,742	≥ 6.00
RomAsia Bank	15,317	19.09		N/A	N/A	4,814	≥ 6.00
Tier 1 capital (to adjusted total assets)
Roma Bank	172,065	10.44		≥49,444	≥3.00	82,407	≥ 5.00
RomAsia Bank	15,317	9.89		≥ 4,646	≥3.00	7,744	≥ 5.00

As of December 31, 2011:
Total capital (to risk-weighted assets)
Roma Bank	$181,084	20.72%	$	≥69,904	≥8.00%	$87,380	≥10.00%
RomAsia Bank	15,443	22.54	$	≥ 5,481	≥8.00	6,852	≥10.00
Tier 1 capital (to risk-weighted assets)
Roma Bank	176,248	20.17		N/A	N/A	52,429	≥ 6.00
RomAsia Bank	14,867	21.70		N/A	N/A	4,111	≥ 6.00
Core (Tier 1) capital (to adjusted total assets)
Roma Bank	176,248	10.16		≥52,041	≥3.00	86,735	≥ 5.00
RomAsia Bank	14,867	10.94		≥ 4,077	≥3.00	6,795	≥ 5.00
Tangible capital (to adjusted total assets)
Roma Bank	176,248	10.16		≥26,020	≥1.50	N/A	N/A
RomAsia Bank	14,867	10.94		≥ 2,039	≥1.50	N/A	N/A

Roma Bank and RomAsia Bank, based on their actual capital amounts at December 31, 2012, as indicated, were categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum total, risk-based, and Tier 1 leverage ratios of 10%, 6% and 5%, respectively.  There are no conditions existing or events which have occurred that management believes have changed the Banks’ category.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Benefit Plans

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

	December 31,
	2012	2011
	(In Thousands)
Change in Projected Benefit Obligation
Benefit obligation – beginning	$16,682	$12,807
Service cost	714	543
Interest cost	719	693
Actuarial loss	2,249	3,110
Benefits paid	(486)	(471)
Benefit obligation – ending	19,878	16,682

Change in Plan Assets
Fair value of assets – beginning	9,368	8,977
Actual gain on plan assets	820	51
Employer contributions	1,621	811
Benefits paid	(486)	(471)
Fair value of assets – ending	11,323	9,368

Funded status	$(8,555)	$(7,314)

Change in Other Comprehensive Loss
Other comprehensive loss – beginning	$(8,541)	$(5,068)
Amortization of prior service cost	14	15
Amortization of gain/loss	769	342
Net gain (loss) during year	(2,245)	(3,830)

Other comprehensive loss – ending	$(10,003)	$(8,541)
Accumulated benefit obligation	$17,127	$14,361

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Benefit Plans (Continued)

Pension Plan (Continued)

	Years Ended December 31,
	2012	2011	2010
	(In Thousands)
Net periodic pension expense
Service cost	$714	$543	$386
Interest cost	719	693	620
Expected return on assets	(816)	(771)	(577)
Amortization of:
Unrecognized prior service liability	14	15	15
Unrecognized loss	769	342	245

Total pension expense	$1,400	$822	$689

The assumptions used to determine the benefit obligation are as follows for the years ended December 31:

	2012	2011
Discount rate	4.05%	4.40%
Salary increase rate	3.00%	3.00%

The assumptions used to determine net periodic pension cost are as follows for the years ended December 31:

	2012	2011	2010
Discount rate	4.40%	5.54%	6.13%
Long-term rate on return of plan assets	8.50%	8.50%	8.50%
Salary increase rate	3.00%	3.00%	3.00%
Market related value of assets	N/A	N/A	N/A
Amortization period	8.92%	10.98%	10.96%

At December 31, 2012 and 2011, the Company had an accrued pension liability of $8,555,000 and $7,314,000, respectively.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Benefit Plans (Continued)

Pension Plan (Continued)

The fair value of the Company’s pension plan assets at December 31, 2012 and 2011, by asset category are as follows: (In thousands)

	Fair Value Measurements at December 31, 2012
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Mutual funds – equity
Large-cap value	$798	$798	$-	$-
Small-cap core	1,050	1,050	-	-
Large-cap growth	589	589	-	-
International core	976	976	-	-

Common/collective trusts-equity
Large-cap core	934	-	934	-
Large-cap value	467	-	467	-
Large-cap growth	623	-	623	-

Common/collective trusts-fixed income	5,886	-	5,886	-

Total	$11,323	$3,413	$7,910	$-

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Benefit Plans (Continued)

	Fair Value Measurements at December 31, 2011
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
Mutual funds – equity
Large-cap value	$616	$616	$-	$-
Small-cap core	815	815	-	-

Common/collective trusts-equity
Large-cap core	727	-	727	-
Large-cap value	358	-	358	-
Large-cap growth	991	-	991	-
International core	759	-	759	-

Common/collective trusts-fixed income	5,102	-	5,102	-

Total	$9,368	$1,431	$7,937	$-

The Bank’s pension plan weighted-average asset allocations, by asset category, are as follows:

	December 31,	December 31,
	2012	2011

Equity securities	48%	47%
Debt securities (Bond Mutual Funds)	52%	53%

	100%	100%

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

The Bank expects to contribute a minimum of $1,154,000 to its pension plan in 2013.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Benefit Plans (Continued)

Pension Plan (Continued)

Benefit payments, which reflect expected future service as appropriate, are expected to be paid for the years ended December 31 as follows (in thousands):

2013	$770
2014	825
2015	870
2016	960
2017	991
2018-2022	$5,380

Savings and Investment Plan (“SIP”)

The Banks each sponsor a SIP pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees.  Employees may elect to save a percentage of their compensation up to statutory limits which the Banks will match 50% of the first 6% of the employee’s contribution.  The SIP expense amounted to approximately $264,000, $236,000, and $203,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

Officers’ Supplemental Executive Retirement Agreements

Roma Bank has an unfunded, non-qualified supplemental pension plan to provide supplemental pension benefits to certain senior officers of the Bank. The plan provides benefits at normal established retirement ages for the covered officers at an amount established when the plan was created in equal monthly installments per year for ten years. At December 31, 2012 and 2011, the Bank had accrued approximately $1,210,000 and $1,216,000, respectively, for this plan. Expense recorded for the plan totaled approximately $66,000, $17,000 and $-0-, respectively, for the years ended December 31, 2012, 2011 and 2010.  During the year ended December 31, 2010 no payments were made to the beneficiaries.  During the years ended December 31, 2012 and 2011, $45,000 and $32,000, respectively, was paid to two retired participants.

Phantom Stock Appreciation Rights Plan

Roma Bank implemented a phantom stock plan, effective November 1, 2002, to reward key management and the then-members of the Board of Directors for achieving strategic goals of the Bank.  Under the plan, the future value of units awarded to plan participants will be based upon the accumulation of future retained earnings of the Bank. The units vest equally over a ten year period and are non-forfeitable after participants have completed ten years of service with the Bank at a rate of 10% per year or age 65, whichever is earlier. At December 31, 2012 and 2011, the Bank had accrued approximately $965,000 and $947,000, respectively. Expense recorded for the plan totaled approximately $39,000, $177,000 and $112,500, respectively, for the years ended December 31, 2012, 2011 and 2010.  For the year ended December 31, 2010, the Bank had a credit to expense of approximately $118,000 to adjust the original projected earnings of the plan.  During the years ended December 31, 2012, 2011 and 2010 approximately $20,500, $46,500, and $260,000, respectively, in payments were made to the beneficiaries and to individuals who terminated their employment.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Benefit Plans (Continued)

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

The ESOP is accounted for in accordance with FASB ASC Topic 718, “Stock Compensation Employee Stock Ownership Plans”.  Accordingly, ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a quarterly basis, 13,529 shares are committed to be released.  Compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense for the years ended December 31, 2012, 2011 and 2010 was approximately $511,000, $532,000, $604,000, respectively. The status of Company shares in the ESOP at December 31, 2012 and 2011 is as follows:

	2012	2011
Allocated shares	297,635	243,522
Shares committed to be released	54,116	54,116
Unearned shares	459,999	514,112

Total ESOP Shares	811,750	811,750

Fair value of unearned shares	$6,955,140	$5,058,862

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 20– Benefit Plans (Continued)

Equity Incentive Plan – Roma Bank

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

The 2008 Plan enables the Board of Directors to grant stock options and restricted stock to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. The Company has reserved 1,292,909 shares of common stock for issuance upon the exercise of options granted under the 2008 Plan and 517,164 shares for grants of restricted stock.  The Plan will terminate ten years from the grant date.  Options will be granted with an exercise price not less than the fair market value of a share of Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2008 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At December 31, 2012, there were 488,909 shares available for option grants under the 2008 Plan and 232,499 shares available for grants of restricted stock.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Benefit Plans (Continued)

Equity Incentive Plan Roma Bank (Continued)

The following is a summary of the status of the Company’s stock option activity and related information for the years ended December 31, 2012, 2011 and 2010:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance at December 31, 2009	820,000	$13.67
Forfeited	(22,800)	13.67
Balance at December 31, 2010	797,200	13.67
Granted	32,000	13.67
Forfeited	(8,000)	13.67
Balance at December 31, 2011	821,200	13.67
Forfeited	(17,200)	13.67
Balance at December 31, 2012	804,000	13.67	5.61 yrs	$1,166
Exercisable at December 31, 2012	608,600	$13.67	5.52 yrs	$ 882

At December 31, 2012 , all exercisable and non-vested stock options had an exercise price of $13.67. The market price per share at December 31, 2012 was $15.12.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Benefit Plans (Continued)

Equity Incentive Plan Roma Bank (Continued)

The following is a summary of the status of the Company’s restricted shares for the years ended December 31, 2012, 2011 and 2010:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at December 31, 2009	177,600	-
Forfeited	(6,000)
Vested	(51,600)	$13.67
Non-vested restricted shares at December 31, 2010	120,000	$13.67
Granted	73,350	9.40
Vested	(40,000)	13.67
Non-vested restricted shares at December 31, 2011	153,350	$11.70
Forfeited	(4,685)	13.67
Vested	(52,542)	12.59
Non-vested restricted shares at December 31, 2012	96,123	$11.08

Stock option and stock award expenses included within compensation expense were $1,224,000, $1,153,000, and $1,322,000, respectively, for the years ended  December  31,  2012, 2011 and 2010, with  related  tax  benefits  of $490,000, $457,000,and $529,000, respectively.  There is approximately $1.0 million of unrecognized cost related to unvested stock options and restricted shares, that will be recognized over a period of 0.5 to 4.0 years.

Equity Incentive Plan – RomAsia Bank

The stockholders of RomAsia Bank approved an equity incentive plan in 2010.  On January 6, 2010, directors, senior officers and certain employees of the RomAsia Bank were granted, in the aggregate, options to purchase 75,500 shares of RomAsia common stock.  On March 1, 2012, RomAsia bank granted 46,500 shares of options to directors, senior officers, and certain employees of the Bank.

The Plan enables the Board of Directors of RomAsia Bank to grant stock options to executives, other key    employees and nonemployee directors.  The options granted under the Plan may be either incentive stock options or non-qualified stock options.  RomAsia has reserved 225,000 shares of its common stock for issuance upon the exercise of options granted under the Plan.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the fair value of a share of RomAsia’s Common Stock on the date of the grant.  Options may not be granted for a term greater than ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Benefit Plans (Continued)

Equity Incentive Plan – RomAsia Bank (Continued)

Code.  The number of shares available under the Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Bank’s outstanding shares.  At December 31, 2012, there were 119,500 shares available for option grants under the Plan.

The Stock Options will vest over a five year service period and are exercisable within ten years.  Compensation expense for all option grants is recognized over the awardee’s respective requisite service period.  The fair value of stock options granted in the year ended December 31,2012 was estimated using the Black Scholes option-pricing model using the following assumptions:

Expected life	6.5 years
Risk-free rate	1.33%
Volatility	28.30%
Dividend yield	0.00%
Fair Value	$2.76

The fair value of stock options granted in the year ended December 31,, 2010 was estimated using the Black Scholes option-pricing model using the following assumptions:

Expected life	6.5 years
Risk-free rate	3.33%
Volatility	25.76%
Dividend yield	0.00%
Fair Value	$2.89

The following is a summary of the status of RomAsia’s stock option activity and related information for the year ended December 31, 2012, 2011 and 2010:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance at January 1, 2010	-	$-
Granted	75,500	8.47
Balance at December 31, 2010	75,500	8.47
Forfeited	(9,500)	8.47
Balance at December 31, 2011	66,000	$8.47
Forfeited	(7,000)	8.81
Granted	46,500	8.81
Balance at December 31, 2012	105,500	$8.60	7.92 years	$280

Exercisable at December 31, 2012	25,600	$8.47	8.92 years	$71

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Benefit Plans (Continued)

Equity Incentive Plan – RomAsia Bank (Continued)

Stock option expense related to the RomAsia plan included with compensation expense was approximately   $58,000, $37,000 and $43,000 for the years ended December 31, 2012, 2011 and 2010 respectively, with a related tax benefit of approximately $25,000, $16,000 and $17,000.  At December 31, 2012, approximately $175,000 of unrecognized cost, related to outstanding stock options will be recognized over a period of  approximately 2.92 years.

Stock Warrants

RomAsia Bank issued warrants to purchase 146,200 shares of RomAsia Common Stock (the “warrants”), bearing an exercise price of $10.00 per share, to the Founding Stockholders who subscribed initially for 150,500 shares of RomAsia Common Stock and provided $1,505,000 to pay RomAsia’s organizational expenses. The warrants were issued on June 23, 2008.

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

The Warrant expense for minority shareholders, (8.78% ownership), for the years ended December 31, 2012, 2011 and 2010, was $0.00 , $90,000 and $55,000, respectively, and related deferred taxes were recorded at $-0-, $39,000, and $23,000, respectively. The warrant expense for the majority shareholder, Roma Financial Corporation, was eliminated in consolidation. At December 31, 2011 the warrants were fully expensed.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Income Taxes

The Banks qualify as thrift institutions under the provisions of the Internal Revenue Code and, therefore, must calculate tax bad debt deductions using either the experience or specific charge off method. If such amounts are used for purposes other than for bad debt losses, including distributions in liquidation, they will be subject to income taxes at the then current rate.

The components of income taxes are summarized as follows:

	Years Ended December 31,
	2012	2011	2010
	(In Thousands)
Current tax expense:
Federal income	$1,946	$345	$2,959
State income	325	211	443
	2,271	556	3,402
Deferred tax expense (benefit):
Federal income	(248)	2,667	(549)
State income	(1,321)	130	575
	(1,569)	2,797	26
Valuation allowance	205	(50)	(447)

Total	$907	$3,303	$2,981

The following table presents a reconciliation between reported income taxes and the income taxes which would be computed by applying the federal income tax rate of 34% to income before income taxes:

	Years Ended December 31,
	2012	2011	2010
	(In Thousands)

Federal income tax	$521	$3,496	$3,196
Increases (reductions) in taxes resulting from:
New Jersey income taxes, net of federal income tax effect	(658)	344	672
Tax exempt interest on obligations of state and political subdivisions	(159)	(156)	(149)
Bank owned life insurance	(403)	(345)	(401)
Surtax exemption	-	-	(100)
Other items, net	1,401	14	210
	702	3,353	3,428
Valuation allowance	205	(50)	(447)

Total income tax expense	$907	$3,303	$2,981

Effective income tax rate	54.87%	31.74%	36.47%

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Income Taxes (Continued)

The effective income tax rate represents total income tax expense divided by income before income taxes.  Under New Jersey tax law, the Investment Co. is subject to a 3.6% state income tax rate as compared to the 9.0% tax rate to which the Company and Banks are subject. The presence of the Investment Co. during the years ended December 31, 2012 and 2011, resulted in income tax savings of approximately $126,000 and $353,000, respectively, and reduced the consolidated effective income tax rate by 4.8% in each year.

The Company established a valuation allowance for the state income taxes for the benefit to be derived from the utilization of the state net operating loss carry forward for prior years for Roma Bank and for a contribution carry forward for Roma Financial Corporation.

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(In Thousands)

Stock based compensation	$2,326	$1,771
Deferred loan fees	23	42
Allowance for loan losses and other reserves	3,462	2,163
Uncollected interest and late fees	1,910	1,591
Retirement benefits	549	486
Accumulated other comprehensive income-pension liability	4,001	3,416
Charitable contributions	92	3
ESOP	460	424
State net operating loss carry forward	815	552
Fair market value acquisition adjustments	63	2,280
Acquisition carry forward losses	3,040	2,080
Other items	1,513	1,081
	18,254	15,889
Valuation allowance	(765)	(560)
Total Deferred Tax Assets	17,489	15,329

Goodwill and other items	(118)	(103)
Pension expense	(502)	(413)
Unrealized gain on securities available for sale	(326)	(354)
Depreciation	(1,704)	(1,697)
Capitalized interest	(166)	(168)
Other items	(444)	(341)
Total Deferred Tax Liabilities	(3,260)	(3,076)

Net Deferred Tax Assets	$14,229	$12,253

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Income Taxes (Continued)

The Company has approximately $8.9 million of carryforward federal losses remaining that were acquired in the merger. Roma Bank  has approximately $12.9 million of carry forward losses for the State of New Jersey expiring as follows: $.7 million in 2013,$1.7 million in 2014,$5.3 million in 2015, $1.4 million in 2029,$.3 million in 2030, $2.3 million in 2031, and $1.2 million in 2033. A valuation allowance of $.8 million has been established for these amounts. General Abstract has a $252 thousand carry forward loss with the State of New Jersey for which no valuation allowance has been established. RomAsia Bank has a $.8 million carry forward loss with the State of New Jersey, expiring in 2029, for which no valuation allowance has been established.

Note 22 – Commitments and Contingencies

The Banks are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk  in excess of the amount  recognized in the statement of financial condition.  The contractual or  notional amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments. At December 31, 2012 and 2011, Roma Bank had stand-by letters of credit of $2.9 million and $2.9 million, respectively.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 22 – Commitments and Contingencies (Continued)

The Banks had loan origination commitments outstanding as follows:

	December 31,
	2012		2011
	Rate Range	Amount	Rate Range	Amount
	(Dollars In Thousands)
Mortgage loans	2.75% to 4.50%	$17,412	3.25% to 5.24%	$11,337
Commercial	4.25% to 6.00%	14,018	5.25% to 6.25%	26,205
Equity loans	3.50% to 5.25%	10,491	3.49% to 5.25%	5,500

		$41,921		$43,042

At December 31, 2012 and 2011, there were undisbursed funds from approved mortgage, residential construction and home equity lines of credit were approximately $67,619,000 and $61,956,000, respectively.  The applicable interest rates on funds subsequently disbursed under these lines is prime plus 1.50%, to prime less 0.50%.

At December 31, 2012 and 2011, undisbursed funds from approved commercial lines and letters of credit, both secured and unsecured, amounted to approximately $38,763,000 and $32,773,000, respectively.  The interest rates charged  on  funds  disbursed  under  these commitments will  range  from prime,  to prime plus 4.25%.  Unless they are specifically cancelled by notice from the Banks, these funds represent firm commitments available to the respective borrowers on demand.

The Banks have non-cancelable operating leases for branch offices. The following is a schedule, by years, of future minimum rental payments required under operating leases, that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2012: (In thousands)

Year Ended December 31:

2013	$1,177
2014	970
2015	870
2016	892
2017	901
Thereafter	7,750
Total Minimum Payments Required	$12,560

Included in the total required minimum lease payments is $1,552,000 of payments to the LLC a variable interest entity in which the Company hold a 50% ownership interest.   These payments are eliminated in the  consolidated financial statements.

The Company and its subsidiaries, from time to time, may be party to litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material effect on the consolidated financial statements.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 23– Fair Value Measurements and Disclosures

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 23 – Fair Value Measurements and Disclosures (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012, were as follows:

	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2012
	(In thousands)

Mortgage backed securities – U.S. Government Sponsored Enterprises (GSEs)	$-	$12,279	$-	$12,279
Obligations of state and political subdivisions	-	3,900	-	3,900
U.S. Government (including agencies)	-	8,648	-	8,648
Corporate bond	-	991	-	991
Equity securities	-	56	-	56
Mutual funds	-	3,047	-	3,047

Securities available for sale	$-	$28,921	-	$28,921

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 23 – Fair Value Measurements and Disclosures (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2012
	(In Thousands)

Impaired loans	$-	$-	$17,094	$17,094
Real estate and other assets owned	$-	$-	$8,340	$8,340

Real estate held for sale	$-	$-	$1,627	$1,627

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Roma Financial Corporation has utilized level 3 inputs to determine fair value:

Quantitative Information About Level 3 Fair Value Measurements

Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
(In Thousands)

Impaired loans	$ 17,094	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% to 20.0% (2)
Real estate and other assets owned	$ 8,340	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% to 10.0% (2)
Real estate held for sale	$ 1,627	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% (2)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses are presented as a percent of the appraisal.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 23– Fair Value Measurements and Disclosures (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2011
	(In Thousands)
Impaired loans	$-	$-	$18,800	$18,800
Real estate and other assets owned	$-	$-	$3,276	$3,276
Real estate held for sale	$-	$-	$970	$970

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

The following is management’s estimate of the fair value of all financial instruments whether carried at cost or fair value on the Company’s statement of financial condition. The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at  December 31, 2012 and 2011.

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 23 – Fair Value Measurements and Disclosures (Continued)

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

Mortgage Servicing Rights (Carried at the Lower of Cost or Fair  Value)

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans carried at fair value are those impaired loans in which the Company has measured impairment generally based on the fair value of the related loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at December 31, 2012 consists of the loan balances of $22.7 million, net of cumulative charge offs of $5.6 million. The fair value at December 31, 2011 consists of the loan balances of $24.4 million, net of a valuation allowance of $5.6 million.

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 23 – Fair Value Measurements and Disclosures (Continued)

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

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of     credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments are not considered material as of December 31, 2012 and December 31, 2011.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 23 – Fair Value Measurements and Disclosures (Continued)

The carrying amounts and estimated fair values of financial instruments as of December 31, 2012 are as follows:

	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$144,451	$144,451	$144,451	$-	$-
Securities available for sale	28,921	28,921	-	28,921	-
Investment securities held to maturity	127,916	129,488	-	129,488	-
Mortgage-backed securities held to maturity	343,318	363,918		363,918	-
Loans receivable	1,037,404	1,061,434	-	-	1,061,434
Federal Home Loan Bank of New York and ACBB Stock	9,002	9,002	-	9,002	-
Accrued interest receivable	5,474	5,474	5,474	-	-
Mortgage servicing rights	657	657	-	-	657

Financial liabilities:
Deposits	1,484,569	1,495,149	-	1,495,149	-
Federal Home Loan Bank of New York Advances	52,385	56,500	-	56,500	-
Securities sold under agreements to Repurchase	40,000	46,142	-	46,142	-
Accrued interest payable	450	450	450	-	-

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 23 – Fair Value Measurements and Disclosures (Continued)

The carrying amounts and estimated fair values of financial instruments as of December 31, 2011 are as follows:

	December 31, 2011
	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$84,659	$84,659
Securities available for sale	42,491	42,491
Investment securities held to maturity	241,185	243,022
Mortgage-backed securities held to maturity	438,523	458,555
Loans receivable	962,389	981,842
Federal Home Loan Bank of New York and ACBB Stock	5,798	5,798
Accrued interest receivable	6,492	6,492
Mortgage servicing rights	419	419

Financial liabilities:
Deposits	1,575,606	1,584,852
Federal Home Loan Bank of New York Advances	33,316	37,462
Securities sold under agreements to Repurchase	40,000	45,529
Subordinated debentures	1,915	1,915
Accrued interest payable	646	646

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 23 – Fair Value Measurements and Disclosures (Continued)

secondary markets for many of the financial instruments.  This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.

Note 24 – Comprehensive Income (Loss)

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	Year Ended December 31,
	2012	2011
	(In Thousands)
Net unrealized gain (loss) on securities available for sale	$763	$842
Tax effect	(326)	(354)
Net of tax amount	437	488

Minimum pension liability	(10,003)	(8,541)
Tax effect	4,001	3,416
Net of tax amount	(6,002)	(5,125)
Other comprehensive (loss)	(5,565)	(4,637)
Accumulated other comprehensive (loss)
attributable to non-controlling interest	(33)	-

Accumulated other comprehensive loss attributable to Roma Financial Corporation	$(5,598)	$(4,637)

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 24 – Comprehensive Income (Loss) (Continued)

The components of other comprehensive income (loss) and their related tax effects are presented in the following table:

	Years Ended December 31,
	2012	2011	2010
	(In Thousands)
Unrealized holding gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the year	$381	$1,684	$1,594
Reclassification adjustment for
Realized gains on sales	(461)	(104)	(2,205)
Impairment loss	-	-	-
Net unrealized gains (losses) on securities available for sale	(80)	1,580	(611)
Defined benefit pension plan:
Pension losses	(2,245)	(3,830)	(1,562)
Prior service cost	14	15	15
Amortization of gain/loss	769	342	245
Prior period adjustment	-	1	(21)
Net change in defined benefit pension plan liability	(1,462)	(3,472)	(1,323)
Other comprehensive (loss) before taxes	(1,542)	(1,892)	(1,934)
Tax effect, benefit (expense)	614	718	784

Other comprehensive income (loss)	$(928)	$(1,174)	$(1,150)

Note 25 – Related Party Transactions

The Defined Benefit Plan, ESOP and 401K Plans are administered by Pentegra Retirement Services. During 2011 the President and CEO of Pentegra was elected to the Board of Directors of Roma Financial Corporation. For the years ended December 31, 2012 and 2011, Roma Bank paid Pentegra $119,990 and $101,542, respectively, to administer the three plans.

Note 26 – Parent Only Financial Information

The consolidated earnings of subsidiaries are recognized by the Company using the equity method of accounting.  Accordingly, the consolidated earnings of subsidiaries are recorded as an increase in the Company’s investment in subsidiaries.  The following are the condensed financial statements for the Company (Parent Company only) at December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010.

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 26 – Parent Only Financial Information (Continued)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2012	2011
	(In Thousands)
Assets
Cash and amounts due from depository institutions	$1,411	$2,653
Investment in subsidiaries	202,969	204,319
Securities held to maturity	-	186
ESOP loan receivable	5,752	6,203
Premises and equipment	3,170	3,226
Other assets	3,601	3,471
	$216,903	$220,058

Liabilities and Stockholders’ Equity
Subordinated debentures	$-	$1,915
Other liabilities	1,885	660
Noncontrolling interest in RomAsia	1,419	1,343
Stockholders’ equity	213,599	216,140
	$216,903	$220,058

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In Thousands)

Interest income	$498	$533	$571
Interest expense	329	146	138
Net interest income	169	387	433
Other miscellaneous income	1	2	-
Gain on sale of available for sale security	-	-	2,011
Equity in earnings of the subsidiaries	2,470	6,834	3,711
	2,640	7,223	6,155
Other expenses	1,843	22	34
Income before income tax	797	7,201	6,121
Income tax expense	51	98	928
Net income before comprehensive income	746	7,103	5,193
Equity in other comprehensive income of subsidiaries	(1,083)	(1,174)	(1,150)
Comprehensive Income (Loss)	$(337)	$5,929	$4,043

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 26– Parent Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In Thousands)
Cash Flows from Operating Activities
Net income	$624	$6,980	$5,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56	56	47
Amortization of discount on debt	271	11	-
Equity in undistributed earnings of the subsidiaries	813	(6,961)	(3,706)
Gain on sale of available for sale security	-	-	(2,011)
(Increase) decrease in other assets	(130)	437	(459)
Net change in minority interest	76	59	28
(Decrease) increase in other liabilities	(606)	(135)	584
Net Cash (Used In) Provided by Operating Activities	1,104	447	(411)

Cash Flows Provided by Investing Activities
Repayment of loan to ESOP	451	415	382
Sale, call or repayment of:
Available for sale securities	186	-	3,345
Net cash used in acquisition	-	-	(14,586)
Investment in subsidiary	-	(2,500)
Distribution from subsidiary	3,820	-	29,725
Additions to premises and equipment	-	-	(10)
Net Cash (Used in) Provided by in Investing Activities	4,457	(2,085)	18,856

Cash Flows Provided by Financing Activities
Purchase of treasury stock	(2,323)	-	(7,484)
Repayment of subordinated debenture	(2,186)	-	(3,200)
Dividends paid, declared to minority shareholders	(2,294)	(2,218)	(2,378)
Net Cash (Used In) in Financing Activities	(6,803)	(2,218)	(13,062)
Net Increase (Decrease) in Cash and Cash Equivalents	(1,242)	(3,856)	5,383

Cash and Cash Equivalents – Beginning	2,653	6,509	1,126

Cash and Cash Equivalents - Ending	$1,411	$2,653	$6,509

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 27 – Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share and per share data)

Interest income	$17,670	$16,815	$15,940	$15,873
Interest expense	4,249	4,180	3,601	3,450

Net Interest Income	13,421	12,635	12,339	12,423

Provision for loan losses	1,263	1,389	2,756	1,318

Net Interest Income after Provision for Loan Losses	12,158	11,246	9,583	11,105

Non-interest income	1,719	2,078	2,489	1,180
Non-interest expenses	11,680	12,074	11,581	14,570

Income before Income Taxes	2,197	1,250	491	(2,285)

Income taxes	627	334	122	(176)

Net Income before non-controlling interest	1,570	916	369	(2,109)

Gain attributable to non-controlling interest	(54)	(20)	(24)	(24)

Net Income Attributable to Roma Financial Corporation	$1,516	$896	$345	$(2,133)

Net Income Attributable to Roma Financial Corporation per Common Share
Basic and Diluted	$0.05	$0.03	$0.01	$(0.07)
Dividends declared, per share	$0.08	$0.04	$0.00	$0.12

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	29,811	29,802	29,784	29,663

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 27 – Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share and per share data)

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

Roma Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 27 – Quarterly Financial Data (Unaudited) (Continued)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share and per share data)

Interest income	$14,877	$15,161	$18,141	$18,234
Interest expense	4,801	4,731	5,680	5,064

Net Interest Income	10,076	10,430	12,461	13,170

Provision for loan losses	1,272	769	1,822	2,992

Net Interest Income after Provision for Loan Losses	8,804	9,661	10,639	10,178

Non-interest income	1,253	1,369	1,872	2,875
Non-interest expenses	7,658	8,740	11,117	10,962

Income before Income Taxes	2,399	2,290	1,394	2,091

Income taxes	773	805	552	851

Net Income before non-controlling interest	1,626	1,485	842	1,240

(Gain) loss attributable to non-controlling interest	(28)	(21)	(19)	(19)

Net Income Attributable to Roma Financial Corporation	$1,598	$1,464	$823	$1,221

Net Income Attributable to Roma Financial Corporation per Common Share
Basic and Diluted	$.05	$.05	$.03	$.04
Dividends declared, per share	$.08	$.08	$.08	$.08

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	30,733	30,642	30,523	30,325

F-86

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized a of February 26, 2013.

ROMA FINANCIAL CORPORATION
/s/ Peter A. Inverso
	By:	Peter A. Inverso President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below on February 26, 2013 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Peter A. Inverso		/s/ Michele N. Siekerka, Esq.
Peter A. Inverso President and Chief Executive Officer (Principal Executive Officer)		Michele N. Siekerka, Esq. Chair of the Board

/s/ Robert C. Albanese		/s/ Dennis M. Bone
Robert C. Albanese Director		Dennis M. Bone Director

/s/ Alfred DeBlasio, Jr.		/s/ Robert H. Rosen
Alfred DeBlasio, Jr. Director		Robert H. Rosen Director

/s/ Jeffrey P. Taylor		/William J. Walsh, Jr.
Jeffrey P. Taylor Director		William J. Walsh, Jr. Director

/s/ Thomas A. Bracken		/s/ Sharon L. Lamont
Thomas A. Bracken Director		Sharon L. Lamont Chief Financial Officer (Principal Financial and Accounting Officer)