Form 10-Q
period 2013-03-31
ROMA FINANCIAL CORP
filed 2013-05-03
CIK 1355823

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, May 3, 2013:

$0.10 par value common stock 30,116,769 shares outstanding

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition	3
	at March 31, 2013 and December 31, 2012 (Unaudited)

	Consolidated Statements of Income for the Three Months Ended	4
	March 31, 2013 and 2012 (Unaudited) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012	5

	Consolidated Statements of Changes in Stockholders’ Equity for the Three	6
	Months Ended March 31, 2013 and 2012 (Unaudited)

	Consolidated Statements of Cash Flows for the Three Months	7
	Ended March 31, 2013 and 2012 (Unaudited)

	Notes to Consolidated Financial Statements	9

Item 2:	Management’s Discussion and Analysis of	42
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	47

Item 4:	Controls and Procedures	48

PART II - OTHER INFORMATION		48

      Item 1:      Legal Proceedings

      Item 1A:   Risk Factors

      Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds

      Item 3:      Defaults Upon Senior Securities

      Item 4:      Mine Safety Disclosures

      Item 5:      Other Information

      Item 6:      Exhibits

SIGNATURES		49

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except for share data)
Assets

Cash and amounts due from depository institutions	$21,309	$18,523
Interest-bearing deposits in other banks	76,135	93,073
Money market funds	49,862	32,855
Cash and Cash Equivalents	147,306	144,451
Investment securities available for sale (“AFS”) at fair value	27,978	28,921
Investment securities held to maturity (“HTM”) at amortized cost (fair value of $ 114,253 and $129,488, respectively)	112,918	127,916
Mortgage-backed securities held to maturity at amortized cost (fair value of $ 344,176 and $363,918, respectively)	326,229	343,318
Loans receivable, net of allowance for loan losses $8,544 and $8,669, respectively	1,034,713	1,037,404
Real estate and other repossessed assets owned	6,992	8,340
Real estate held for sale	138	1,627
Real estate owned via equity investment	3,767	3,783
Premises and equipment, net	47,395	46,982
Federal Home Loan Bank of New York and ACBB stock	9,076	9,002
Accrued interest receivable	5,391	5,474
Bank owned life insurance	34,859	34,587
Goodwill	1,826	1,826
Deferred tax asset	13,146	14,229
Other assets	6,235	6,280
Total Assets	$1,777,969	$1,814,140

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$75,617	$71,287
Interest bearing	1,376,515	1,413,282
Total deposits	1,452,132	1,484,569
Federal Home Loan Bank of New York advances	48,230	52,385
Securities sold under agreements to repurchase	40,000	40,000
Advance payments by borrowers for taxes and insurance	3,634	3,433
Accrued interest payable and other liabilities	16,503	18,144
Total Liabilities	1,560,499	1,598,531
Stockholders’ Equity
Common stock, $0.10 par value, 45,000,000 shares authorized, 32,731,875 shares issued;
30,116,769 shares outstanding	3,274	3,274
Paid-in capital	101,406	101,002
Retained earnings	157,995	156,618
Unearned shares held by Employee Stock Ownership Plan	(4,464)	(4,599)
Treasury stock, 2,615,106 shares	(37,098)	(37,098)
Accumulated other comprehensive loss	(5,662)	(5,598)
Total Roma Financial Corporation stockholders’ equity	215,451	213,599
Noncontrolling interest	2,019	2,010
Total Stockholders’ Equity	217,470	215,609
Total Liabilities and Stockholders’ Equity	$1,777,969	$1,814,140
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended March 31,
	2013	2012
	(In thousands, except for share and per share data)

Interest Income
Loans, including fees	$11,985	$12,026
Mortgage-backed securities held to maturity	2,782	4,054
Investment securities held to maturity	514	1,250
Securities available for sale	121	226
Other interest-earning assets	158	114
Total Interest Income	15,560	17,670

Interest Expense
Deposits	2,405	3,663
Borrowings	670	686
Total Interest Expense	3,075	4,349

Net Interest Income	12,485	13,321

(CREDIT) PROVISION FOR LOAN LOSSES	(142)	1,263

Net Interest Income after (Credit) Provision for Loan Losses	12,627	12,058

Non-Interest Income
Commissions on sales of title policies	241	241
Fees and service charges on deposits and loans	259	396
Income from bank owned life insurance	341	352
Net gain from sale of mortgage loans originated for sale	256	313
Net gain for sale of available for sale securities	1	-
Realized gain ( loss) on real estate held for sale	581	(3)
Realized loss from real estate owned	(412)	-
Other	394	420

Total Non-Interest Income	1,661	1,719

Non-Interest Expense
Salaries and employee benefits	6,571	6,365
Net occupancy expense of premises	1,128	1,115
Equipment	943	902
Data processing fees	491	537
Federal deposit insurance premiums	716	420
Commercial and residential loan expense	219	885
Merger expense	281	-
Other	1,686	1,456

Total Non-Interest Expense	12,035	11,680

Income Before Income Taxes	2,253	2,097

Income Taxes	863	627

Net income	1,390	1,470
Net gain attributable to the noncontrolling interest	(13)	(54)
Net Income attributable to Roma Financial Corporation	$1,377	$1,416

Net income attributable to Roma Financial Corporation per common share
Basic and diluted	$.05	$.05
Dividends Declared Per Share	$.00	$.08

Weighted Average Shares Outstanding
Basic	29,661,428	29,811,474
Diluted	29,779,842	29,811,474

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net Income	$1,390	$1,470
Other comprehensive (loss) income:
Unrealized holding gains on available for sale securities:
Unrealized holding gains (losses) arising during the period	(117)	35
Less: reclassification adjustment for losses (gains) included in net income	(1)	-
Net realized gain (losses) on securities available for sale	(118)	35
Tax effect	50	(15)

Other comprehensive (loss) income, net of tax	(68)	20

Comprehensive income	$1,322	$1,490
Comprehensive income attributable to the noncontrolling interest	(17)	(79)

Comprehensive income attributable to Roma Financial Corporation	$1,305	$1,411

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Paid-In	Retained	Unearned Shares Held	Accumulated Other Comprehensive	Treasury	Noncontrolling
	Shares Amount		Capital	Earnings	By ESOP	Loss	Stock	Interest	Total
Balance December 31, 2011	30,321	$3,274	$100,310	$157,669	$(5,141)	$(4,637)	$(35,335)	$1,855	$217,995
Net income for the three months
ended March 31, 2012	-	-	-	1,416	-	-	-	54	1,470
Other comprehensive income, net	-	-	-	-	-	(5)	-	25	20
Dividends declared and paid	-	-	-	(556)	-	-	-	-	(556)
Stock-based compensation	-	-	324	-	-	-	-	-	324
ESOP shares earned	-	-	4	-	135	-	-	-	139
Balance March 31, 2012	30,281	$3,274	$100,638	$158,529	$(5,006)	$(4,642)	$(35,335)	$1,934	$219,392

Balance December 31, 2012	30,116	$3,274	$101,002	$156,618	$(4,599)	$(5,598)	$(37,098)	$2,010	$215,609
Net income for the three months
ended March 31, 2013	-	-	-	1,377	-	-	-	13	1,390
Other comprehensive income, net	-	-	-	-	-	(64)	-	(4)	(68)
Stock-based compensation	-	-	330	-	-	-	-	-	330
ESOP shares earned	-	-	74	-	135	-	-	-	209
Balance March 31, 2013	30,116	$3,274	$101,406	$157,995	$(4,464)	$(5,662)	$(37,098)	$2,019	$217,470

See notes to consolidated financial statements

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities
Net income	$1,390	$1,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	614	611
Amortization of premiums and accretion of discounts on securities	238	242
Accretion of deferred loan fees and discounts	(186)	(66)
Amortization of net premiums on loans	148	130
Amortization of premiums on deposits	(4)	(6)
Gain on sale of securities available for sale	(1)	-
Net gain on sale of mortgage loans originated for sale	(256)	(313)
Mortgage loans originated for sale	(10,637)	(8,414)
Proceeds from sales of mortgage loans originated for sale	10,893	8,727
Net realized loss from sales of real estate owned	412	-
Proceeds from sale of real estate held for sale	2,070	327
Realized (gain) loss on sale of real estate held for sale	(581)	3
Loss on impairment of real estate owned	49	-
(Credit) provision for loan losses	(142)	1,263
Stock-based compensation, including warrants	330	324
ESOP shares earned	209	139
Deferred income tax expense	1,133	229
Decrease (increase) in accrued interest receivable	83	(163)
Increase in cash surrender value of bank owned life insurance	(272)	(292)
Decrease in other assets	45	647
Decrease in accrued interest payable	(55)	(154)
Decrease increase in other liabilities	(1,586)	(287)

Net Cash Provided by Operating Activities	3,894	4,417

Cash Flows from Investing Activities

Proceeds from maturities, calls and principal repayments of securities available for sale	1,275	3,393
Proceeds from sale of securities available for sale	500	-
Purchases of securities available for sale	(1,022)	(2,033)
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	15,000	63,312
Purchases of investment securities held to maturity	-	(12,999)
Principal repayments on mortgage-backed securities held to maturity	32,406	26,524
Purchases of mortgage-backed securities held to maturity	(15,482)	(7,120)
Net increase in loans receivable	1,600	(15,369)
Purchase of bank owned life insurance	-	(4,550)
Additions to premises and equipment and real estate owned via equity investment	(1,011)	(810)
Proceeds from sale of real estate owned	2,156	288
Purchases of Federal Home Loan Bank of New York and ACBB stock	(74)	(1,060)

Net Cash Provided by Investing Activities	35,348	49,576

Cash Flows from Financing Activities

Net decrease in deposits	(32,433)	(28,979)
Increase in advance payments by borrowers for taxes and insurance	201	334
Dividends paid to minority stockholders of Roma Financial Corp.	-	(556)
Repayment of Federal Home Loan Bank of New York advances	(4,155)	(4,559)
Proceeds from Federal Home Loan Bank of New York advances	-	18,692

Net Cash Used in Financing Activities	(36,387)	(15,068)

Net Increase in Cash and Cash Equivalents	2,855	38,925
Cash and Cash Equivalents – Beginning	144,451	84,659

Cash and Cash Equivalents – Ending	$147,306	$123,584

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Supplementary Cash Flows Information

Income taxes paid, net	$434	$50
Interest paid	$3,130	$4,503
Securities purchased and not settled	$-	$21,023
Loans receivable transferred to real estate owned	$1,269	$2,972

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

Roma Financial Corporation, MHC is a federally-chartered mutual holding company that was formed in January 2005 in connection with the mutual holding company reorganization.  Roma Financial Corporation, MHC has not engaged in any significant business since its formation.  So long as Roma Financial Corporation MHC is in existence, it will at all times own a majority of the outstanding stock of Roma Financial Corporation. Roma Financial Corporation, MHC, whose activity is not included in these consolidated financial statements, held 22,584,995 shares or 74.5% of the Company’s outstanding common stock at March 31, 2013.

Roma Bank is a federally-chartered stock savings bank.  It was originally founded in 1920 and received its federal charter in 1991.  Roma Bank’s deposits are federally insured by the Deposit Insurance Fund as administered by the Federal Deposit Insurance Corporation.

RomAsia Bank is a federally-chartered stock savings bank. RomAsia Bank received all regulatory approvals on June 23, 2008 to be a federal savings bank and began operations on that date. The Company originally invested $13.4 million in RomAsia Bank and in 2011 invested an additional $2.5 million.  The Company currently holds a 91.22% ownership interest.

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

The Banks offer traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank operates from its main office in Robbinsville, New Jersey, and twenty-three branch offices located in Mercer, Burlington, Camden and Ocean Counties, New Jersey. RomAsia Bank operates from two locations in Monmouth Junction, New Jersey. As of March 31, 2013 the Banks had 303 full-time employees and 47 part-time employees.  Roma Bank maintains a website at www.romabank.com.  RomAsia Bank maintains a website at www.Romasiabank.com.

Throughout this document, references to “we,” “us,” or “our” refer to the Banks or the Company, or both, as the context indicates.

NOTE B - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Roma Bank and Roma Bank’s wholly-owned subsidiaries, Roma Capital Investment Corp. (the “Investment Co.”), General Abstract and Title Agency (the “Title Co.”), and the Company’s majority owned investment of 91.22% in RomAsia Bank. The consolidated statements also include the Company’s 50% interest in 84 Hopewell, LLC (the “LLC”), a real estate investment which is consolidated according to the requirements of Accounting Standards Codification Topic 810, Variable Interest Entities.   All significant inter-company accounts and transactions have been eliminated in consolidation. These statements were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not  include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).

NOTE B - BASIS OF PRESENTATION (Continued)

In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three months ended March 31, 2013 and 2012.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year or other interim periods.

The December 31, 2012 data in the consolidated statements of financial condition was derived from the Company’s audited consolidated financial statements for that date. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, comprehensive income, changes in stockholders’ equity and cash flows should be read in conjunction with the 2012 audited consolidated financial statements for the year ended December 31, 2012, including the notes thereto included in the Company’s Annual Report on Form 10-K.

The Investment Co. was incorporated in the State of New Jersey effective September 4, 2004, and began operations October 1, 2004.  The Investment Co. is subject to the investment company provisions of the New Jersey Corporation Business Tax Act.  The Title Co. was incorporated in the State of New Jersey effective March 7, 2005 and commenced operations on April 1, 2005. The Company, together with two individuals, formed a limited liability company, 84 Hopewell, LLC. The LLC was formed to build a commercial office building in which is located the Company’s Hopewell branch, corporate offices for the other LLC members construction company and tenant space. The Company invested $360,000 in the LLC and provided a loan in the amount of $3.6 million to the LLC. The Company and the other 50% owner’s construction company both have signed lease commitments to the LLC.

The consolidated financial statements have been prepared in conformity with US GAAP).  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and revenues and expenses for the periods then ended.  Actual results could differ significantly from those estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  The allowance for loan losses represents management’s best estimate of losses known and inherent in the portfolio that are both probable and reasonable to estimate.  While management uses the most current information available to estimate losses on loans and real estate owned, actual losses are dependent on future events and, as such, increases in the allowance for loan losses may be necessary.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks’ allowance for loan losses.  Such agencies may require the Banks to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

In accordance with Accounting Standards Codification (“FASB ASC”) Topic 855, Subsequent Events, management has evaluated subsequent events for recognition or disclosure until the date of issuance of this report, and concluded that no events occurred that were of a material nature.

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business.  In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of March 31, 2013, on the Company’s consolidated financial position or results of operations.

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

NOTE D – EARNINGS PER SHARE (Continued)

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012

Net Income attributable to Roma Financial Corporation	$1,377,000	$1,416,000

Weighted average common shares outstanding-basic	29,661,428	29,811,474
Effect of dilutive stock options outstanding	118,414	-
Non-vested restricted shares at March 31, 2013 and Weighted average common shares outstanding-diluted	29,779,842	29,811,474

Earnings per share-basic	$0 .05	$0 .05
Earnings per share-diluted	$0 .05	$0 .05

All unvested restricted stock grants at March 31, 2013 were anti-dilutive. All stock options outstanding and restricted stock grants at March 31, 2012 were anti-dilutive.

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

At March 31, 2013, there were 488,909 shares available for option grants under the 2008 Plan and 232,499 shares available for grants of restricted stock.

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

NOTE E – STOCK BASED COMPENSATION (Continued)

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

The following is a summary of the status of the Company’s stock option activity and related information for the year ended December 31, 2011 2012, and for the three months ended March 31, 2013:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at December 31, 2010	797,200	$13.67
Granted	32,000	13.67
Forfeited	(8,000)	13.67
Balance at December 31, 2011	821,200	13.67
Forfeited	(17,200)	13.67
Balance at December 31, 2012 and March 31, 2013	804,000	$13.67	5.36 years	$1,921

Exercisable at March 31, 2013	608,600	$13.67	5.27 years	$1,455

The following is a summary of the status of the Company’s restricted shares as of March 31, 2013 and changes during the year ended December 31, 2012 and for the three months ended March 31, 2013:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at December 31, 2011	153,350	$11.70
Forfeited	(4,685)	13.67
Vested	(52,542)	12.59
Non-vested restricted shares at December 31, 2012 and March 31, 2013	96,123	$11.08

Stock option and stock award expenses included in compensation expense were $315,000 for the three months ended March 31, 2013 and $313,000 for three months ended March 31, 2012, with a related tax benefit of $126,000 and $125,000 respectively. At March 31, 2013, there was approximately $700,000 of unrecognized cost, related to outstanding stock options and restricted shares, will be recognized over a period of approximately 2.55 to 3.75 years, respectively.

NOTE E – STOCK BASED COMPENSATION (Continued)

Equity Incentive Plan – RomAsia Bank

The stockholders of RomAsia Bank approved an equity incentive plan in 2009. On January 6, 2010, directors, senior officers and certain employees of the RomAsia Bank were granted, in the aggregate, options to purchase 75,500 shares of RomAsia common stock. On March 1, 2012, RomAsia Bank granted 46,500 options.

The Plan enables the Board of Directors of RomAsia Bank to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. RomAsia has reserved 225,000 shares of its common stock for issuance upon the exercise of options granted under the Plan.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Market Value of a share of RomAsia’s Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  The stock options vest over a five year service period and are exercisable within ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event  generally affecting the number of Company’s outstanding shares. At March 31, 2013, there were 114,500 shares available for option grants under the Plan. The key valuation assumptions and fair value of stock options granted in March 2012 using the Black Scholes option pricing model were:

Expected life	6.5 years
Risk-free rate	1.33%
Volatility	28.30%
Fair value	$2.76

The following is a summary of the status of the RomAsia’s stock option activity and related information for the year ended December 31, 2012 and for the three months ended March 31, 2013:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value

Balance at December 31, 2010	75,500	$8.47
Forfeited	(9,500)	8.47
Balance at December 31, 2011	66,000	8.47
Forfeited	(7,000)	8.47
Granted	46,500	8.81
Balance at December 31, 2012 and March 31, 2013	105,500	$8.60	7.67 years	$280

Exercisable at March 31, 2013	25,600	$8.47	8.67 years	$71

Stock option expense, related to the RomAsia plan included with compensation expense was $15,000 for the three months ended March 31, 2013 and $11,000 for three months ended March 31, 2012, with a related tax benefit of $7,000 and $5,000, respectively.  At March 31, 2013, approximately $160,000 unrecognized cost, related to outstanding stock options, will be recognized over a period of approximately 2.67 years.

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

NOTE E – STOCK BASED COMPENSATION (Continued)

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants.  Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  Roma Bank made its first loan payment in October 2006.  As of March 31, 2013, there were 446,467 unearned shares. The Company’s ESOP compensation expense was $209,000 and $139,000, respectively, for the three months ended March 31, 2013 and 2012.

NOTE F – STOCK  WARRANTS

RomAsia Bank issued warrants to purchase 150,500 shares of RomAsia Common Stock (the “warrants”), bearing an exercise price of $10.00 per share, to the Founding Stockholders who subscribed initially for 150,500 shares of RomAsia Common Stock and provided $1,505,000 to pay  RomAsia’s organizational expenses. The warrants were issued on June 23, 2008.

The warrants became exercisable in three equal installments on the first, second and third anniversaries after their respective dates of issuance. Warrants are convertible into one share of RomAsia Common Stock and are transferable only in compliance with the Securities Act of 1933, as amended, and applicable state securities laws.  RomAsia may redeem the warrants at a price of $1.00 per warrant at any time after January 1, 2012 upon 60 days prior written notice to the holders thereof.

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
The warrant expense for minority shareholders, (8.78% ownership), for the three month ended March 31, 2013 and 2012, was $-0-, for both periods, and related deferred taxes were recorded at $-0-, for both periods.  The warrant expense for the majority shareholder, Roma Financial Corporation, was eliminated in consolidation.

NOTE G - REAL ESTATE OWNED VIA EQUITY INVESTMENTS

In 2008, Roma Bank, together with two individuals, formed 84 Hopewell, LLC. The LLC was formed to build a commercial office building which includes Roma Bank’s Hopewell branch, corporate offices for the other 50% owners’ construction company and tenant space. Roma Bank made a cash investment of approximately $360,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million. Roma Bank and the construction company both have signed lease commitments to the LLC. With the adoption of guidance in regards to variable interest entities now codified in FASB ASC Topic 810, Consolidation, the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements.  As of March 31, 2013 and December 31, 2012, this variable interest entity met the requirements of ASC Topic 810 for consolidation based on Roma Bank being the primary financial beneficiary. This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees. As of March 31, 2013, the LLC had $4.0 million in fixed assets and a loan from Roma Bank for $3.3 million, which was eliminated in consolidation. The LLC had accrued interest payable to the Bank of $11 thousand at March 31, 2013 and during the three months then ended the Bank had paid $25 thousand in rent to the LLC.  Both of these amounts were eliminated in consolidation. Roma Bank’s 50% share of the LLC’s net loss for the three months ended March 31, 2013 was $12 thousand.

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following summarizes the amortized cost and estimated fair value of securities available for sale at March 31, 2013 and December 31, 2012 with gross unrealized gains and losses therein:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSEs)	$11,315	$281	$185	$11,411
Obligations of state and political subdivisions:
After five through ten years	1,994	117	4	2,107
After ten years	1,581	197	-	1,778
	3,575	314	4	3,885
U.S. Government (including agencies):
One through five years	3,097	107	-	3,204
After five through ten years	3,155	232	-	3,387
After ten years	1,484	-	1	1,483
	7,736	339	1	8,074

Corporate bond	500	2	-	502
Equity securities	50	9	-	59
Mutual funds	4,157	-	110	4,047

	$27,333	$945	$300	$27,978

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSEs)	$12,115	$327	$163	$12,279
Obligations of state and political subdivisions:
After five through ten years	1,994	127	2	2,119
After ten years	1,583	198	-	1,781
	3,577	325	2	3,900
U.S. Government (including agencies):
One through five years	3,102	116	-	3,218
After five through ten years	3,664	229	-	3,893
After ten years	1,516	21	-	1,537
	8,282	366	-	8,648

Corporate bond	1,000	9	18	991
Equity securities	50	6	-	56
Mutual funds	3,134	-	87	3,047

	$28,158	$1,033	$270	$28,921

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale at March 31, 2013 and December 31, 2012 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2013:
Mortgage-backed securities-GSEs	$1,266	$8	$2,330	$177	$3,596	$185
U.S. Government, (including agencies)	1,484	1	-	-	1,484	1
Obligations of state and political subdivisions	494	4	-	-	494	4
Mutual funds	1,001	5	3,046	105	4,047	110
	$4,245	$18	$5,376	$282	$9,621	$300

December 31, 2012:
Mortgage-backed securities-GSEs	$72	$2	$2,645	$161	$2,717	$163
Obligation of state and political subdivisions	496	2	-	-	496	2
Corporate bond	-	-	482	18	482	18
Mutual funds	-	-	3,048	87	3,048	87
	$568	$4	$6,175	$266	$6,743	$270

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

As of March 31, 2013, the Company’s available for sale portfolio in an unrealized loss position consisted of twenty -eight securities.  There was one mutual fund, and eight mortgage backed securities in an unrealized loss position for more than twelve months at March 31, 2013.  As of March 31, 2013, there was one mutual fund, six municipals, five government agencies and seven mortgage -backed securities in an unrealized loss position for less than twelve months. As of December 31, 2012, the Company’s available for sale portfolio in an unrealized loss position consisted of 29 securities.  There was one mutual fund, one corporate bond and nineteen mortgage backed securities in an unrealized loss position for more than twelve months at December 31, 2012. There were three mortgage-backed securities, one corporate bond and four government agencies in a loss position for less than twelve months at December 31, 2012.

The available for sale mutual funds are a CRA investment that had an unrealized loss of approximately $105 thousand and $87 thousand at March 31, 2013 and December 31, 2012, respectively.  They have been in a loss position for the last several years with the greatest unrealized loss being approximately $110 thousand.  Management does not believe the mutual fund securities available for sale are other-than-temporarily impaired due to reasons of credit quality.  Unrealized losses in the mortgage backed securities, U.S. Government securities and corporate bond categories are due to the current interest rate environment and not due to credit concerns.  The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities.  As of March 31, 2013, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement for the three months ended March 31, 2013.

Proceeds from the sale of securities available for sale amounted to $500 thousand and $-0- million for the three months ended March 31, 2013 and 2012, respectively, with a realized gain of $1 thousand and $-0- thousand, respectively, and net losses of $-0- and $-0- thousand, respectively.

The amortized cost and estimated fair value of securities available for sale at March 31, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)
U.S. Government, Obligation of Political Subdivisions and Corporate bond:
After one to five years	$3,097	$3,204
After five to ten years	5,649	5,996
After ten years	3,065	3,261
Total	11,811	12,461
Mortgage-backed securities	11,315	11,411
Equity securities	50	59
Mutual funds	4,157	4,047
Total	$27,333	$27,978

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The following summarizes the amortized cost and estimated fair value of securities held to maturity at March 31, 2013 and December 31, 2012 with gross unrealized gains and losses therein:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies):
After one year through five years	$71,213	$74	$73	$71,214
After five years through ten years	22,990	36	8	23,018
After ten years	1,000	-	1	999
	95,203	110	82	95,231
Obligations of state and political subdivisions:
Less than one year	60	2	-	62
After one year through five years	3,684	285	-	3,969
After five years through ten years	6,177	635	1	6,811
After ten years	6,201	374	-	6,575
	16,122	1,296	1	17,417

Corporate bond:
After one year through five years	1,593	12	-	1,605

	$112,918	$1,418	$83	$114,253

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies)				$221,559
After one year through five years	$27,999	$66	$-	$28.065
After five years through ten years	81,203	192	65	81.330
After ten years	1,000	1	-	1.001
	110,202	259	65	110,396

Obligations of state and political subdivisions:
After one year through five years	2,671	202	-	2,873
After five years through ten years	4,830	514	-	5,344
After ten years	8,621	648	-	9,269
	16,122	1,364	-	17,486

Corporate bond:
After one year through five years	1,490	14	-	1,504
After ten years	102	-	-	102
	1,592	14	-	1,606

	$127,916	$1,637	$65	$129,488

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2013
U.S. Government (including agencies)	$24,913	$82	$-	$-	$24,913	$82
Obligations of state and political subdivisions	436	1	-	-	436	1
	$25,349	$83	$-	$-	$25,349	$83

December 31, 2012
U.S. Government (including agencies)	$15,933	$65	$-	$-	$15,933	$65
	$15,933	$65	$-	$-	$15,933	$65

At March 31, 2013, the Company’s held to maturity debt securities portfolio consisted of approximately seventy eight securities, of which twelve were in an unrealized loss position for less than twelve months. No OTTI charges were recorded for the three months ended March 31, 2013. The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The amortized cost and estimated fair value of securities held to maturity at March 31, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In Thousands)

One year or less	$60	$62
After one to five years	76,490	76,788
After five to ten years	29,167	29,829
After ten years	7,201	7,574
Total	$112,918	$114,253

Approximately $42.5 million of securities held to maturity are pledged as collateral for Federal Home Loan Bank of New York (“FHLBNY”) advances, borrowings, and deposits at March 31, 2013.

The following tables set forth the composition of our mortgage- backed securities portfolio as of March 31, 2013 and December 31, 2012:
	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Government National Mortgage Association	$5,890	$255	$197	$5,948
Federal Home Loan Mortgage Corporation	115,391	5,144	256	120,279
Federal National Mortgage Association	201,920	12,892	15	214,797
Collateralized mortgage obligations-GSEs	3,028	124	-	3,152

	$326,229	$18,415	$468	$344,176

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Government National Mortgage Association	$6,254	$243	$194	$6,303
Federal Home Loan Mortgage Corporation	124,408	5,863	556	129,715
Federal National Mortgage Association	209,157	15,096	1	224,252
Collateralized mortgage obligations-GSEs	3,499	149	-	3,648

	$343,318	$21,351	$751	$363,918

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

March 31, 2013
Government National Mortgage Association	$-	$-	$721	$197	$721	$197
Federal Home Loan Mortgage Corporation	9,507	210	5,518	46	15,025	256
Federal National Mortgage Association	10,393	14	69	1	10,462	15
	$19,900	$224	$6,308	$244	$26,208	$468

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2012
Government National Mortgage Association	$-	$-	$859	$194	$859	$194
Federal Home Loan Mortgage Corporation	5,616	218	12,090	338	17,706	556
Federal National Mortgage Association	164	1	-	-	164	1
	$5,780	$219	$12,949	$532	$18,729	$751

As of March 31, 2013, there were three Government National Mortgage Association securities, twenty two Federal Home Loan Mortgage Corporation securities, and three Federal National Mortgage Association securities in unrealized loss positions. Management does not believe that any of the individual unrealized losses represent an OTTI.  The unrealized losses on mortgage-backed securities relate primarily to fixed interest rate and, to a lesser extent, adjustable interest rate securities.  Such losses are the result of changes in interest rates and not credit concerns. Roma Bank, the Investment Co. and RomAsia Bank do not intend to sell these securities and it is not more likely than not that they will be required to sell these securities, therefore, no OTTI is required.

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The amortized cost and estimated fair value of mortgage-backed securities held to maturity at March 31, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In Thousands)

One year or less	$860	$862
After one to five years	7,703	8,195
After five to ten years	96,611	102,482
After ten years	221,055	232,637
Total	$326,229	$344,176

NOTE I - LOANS RECEIVABLE, NET

Loans receivable, net, at March 31, 2013 and December 31, 2012 were comprised of the following (in thousands):

	March 31,	December 31,
	2013	2012
Real estate mortgage loans:
Residential mortgage	$463,509	$452,537
Commercial real estate	315,480	321,586
	778,989	774,123
Construction:
Commercial real estate	19,232	18,139
Residential	8,173	7,877
	27,405	26,016
Consumer:
Home equity	211,025	216,383
Other	1,256	1,354
	212,281	217,737
Commercial	44,184	49,169

Total loans	1,062,859	1,067,045
Less:
Allowance for loan losses	8,544	8,669
Deferred loan fees	1,335	1,469
Loans in process	18,267	19,503
	28,146	29,641
Total loans receivable, net	$1,034,713	$1,037,404

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Commercial	$994	$994
Commercial real estate	23,689	24,550
Commercial real estate – construction	3,158	3,158
Residential mortgage	8,873	10,400
Residential construction	4,332	5,256
Home equity and other consumer	2,565	2,955
Total	$43,611	$47,313

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

The following table summarizes information in regards to impaired loans by loan portfolio class segregated by those for which a related allowance was required and those for which a related allowance was not necessary, as of March 31, 2013 and the three months then ended:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial	$1,656	$3,664	$-	$1,621	$21
Commercial real estate	35,593	37,940	-	35,627	129
Commercial real estate - construction	3,158	3,158	-	3,158	-
Residential mortgage	15,441	17,013	-	15,808	89
Residential construction	4,626	5,552	-	5,088	-
Home equity and other consumer	4,588	4,881	-	4,540	32
	$65,062	$72,208	$-	$65,842	$271
With an allowance recorded:
Commercial	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial real estate-construction	-	-	-	-	-
Residential mortgage	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-
	$-	$-	$-	$-	$-
Total:
Commercial	$1,656	$3,664	$-	$1,621	$21
Commercial real estate	35,593	37,940	-	35,627	129
Commercial real estate-construction	3,158	3,158	-	3,158	-
Residential mortgage	15,441	17,013	-	15,808	89
Residential construction	4,626	5,552	-	5,088	-
Home equity and other consumer	4,588	4,881	-	4,540	32
	$65,062	$72,208	$-	$65,842	$271

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class segregated by those for which a related allowance was required and those for which a related allowance was not necessary, as of December 31, 2012 and the year then ended:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial	$1,920	$3,929	$-	$1,761	$102
Commercial real estate	34,570	37,267	-	35,671	667
Commercial real estate	3,158	3,158	-	5,224	2
Residential mortgage	16,176	17,835	-	17,671	399
Residential construction	5,550	6,560	-	7,307	17
Home equity and other consumer	4,491	4,784	-	4,090	128
	$65,865	$73,533	$-	$71,724	$1,315
With an allowance recorded:
Commercial	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial real estate-construction	-	-	-	-	-
Residential mortgage	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-
	$-	$-	$-	$-	$-
Total:
Commercial	$1,920	$3,929	$-	$1,761	$102
Commercial real estate	34,570	37,267	-	35,671	667
Commercial real estate-construction	3,158	3,158	-	5,224	2
Residential mortgage	16,176	17,835	-	17,671	399
Residential construction	5,550	6,560	-	7,307	17
Home equity and other consumer	4,491	4,784	-	4,090	128
	$65,865	$73,533	$-	$71,724	$1,315

At March 31, 2013, impaired loans included $34.1 million of loans, net of credit marks of $6.8 million, which were acquired in the acquisition of Sterling Banks, Inc. Loans totaling $8.4 million which are performing, are also included in this total and classified as impaired because they are a troubled debt restructure, have related loans that are non-performing, or which are considered impaired because at the merger date, July 16, 2010, there was evidence of deterioration of credit quality, since origination, primarily collateral related.

At December 31, 2012, impaired loans included $32.4 million of loans, net of credit marks of $7.7 million, which were acquired in the merger. Loans totaling $8.7 million which are performing, are also included in this total and classified as impaired because they are a troubled debt restructure, have related loans that are non-performing, or are considered impaired because at the merger date there was evidence of deterioration of credit quality, since origination, primarily collateral related.

NOTE I - LOANS RECEIVABLE, NET (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of  March 31, 2013 (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$25	$75	$994	$1,094	$43,090	$44,184	$-
Commercial real estate	1,254	1,395	16,331	18,980	296,500	315,480	-
Commercial real estate – constr.	-	3,158	-	3,158	16,074	19,232	-
Residential mortgage	4,685	1,524	8,787	14,996	448,513	463,509	1
Residential construction	-	305	4,519	4,824	3,349	8,173	-
Home equity and other consumer	1,664	175	2,565	4,404	207,877	212,281	-
Total	$7,628	$6,632	$33,196	$47,456	$1,015,403	$1,062,859	$1

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2012 (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$180	$-	$994	$1,174	$47,995	$49,069	$-
Commercial real estate	1,857	2,479	16,014	20,350	301,236	321,586	-
Commercial real estate – constr.	-	-	-	-	18,139	18,139	-
Residential mortgage	5,790	3,373	10,400	19,563	432,974	452,537	250
Residential construction	-	306	5,256	5,562	2,315	7,877	-
Home equity and other consumer	748	1,089	2,955	4,792	212,945	217,737	-
Total	$8,575	$7,247	$35,619	$51,441	$1,015,604	$1,067,045	$250

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful in accordance with the Company’s internal risk rating system as of March 31, 2013: (In thousands)

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$42,799	$96	$1,289	$-	$44,184
Commercial real estate	263,370	16,159	35,951	-	315,480
Commercial real estate-construction	16,074	-	3,158	-	19,232
Residential mortgage	448,693	1,728	13,088	-	463,509
Residential construct.	3,547	-	4,626	-	8,173
Home equity and other consumer	208,242	479	3,560	-	212,281
Total	$982,725	$18,462	$61,672	$-	$1,062,859

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful in accordance with the Company’s internal risk rating system as of December 31, 2012: (In thousands)

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$46,749	$207	$2,213	$-	$49,169
Commercial real estate	263,422	25,136	33,028	-	321,586
Commercial real estate (construction)	14,981	-	3,158	-	18,139
Residential mortgage	436,964	1,737	13,836	-	452,537
Residential construct.	2,327	-	5,550	-	7,877
Home equity and other consumer	213,664	634	3,439	-	217,737
Total	$978,107	$27,714	$61,224	$-	$1,067,045

NOTE I - LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Loan Receivables
At and For the Three Months Ended March 31, 2013 and 2012

	Commercial	Commercial Real Estate	Commercial Real Estate-Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance 12/31/11	$199	$2,181	$668	$1,705	$-	$663	$5,416
Charge-offs	-	(202)	(162)	-	-	(11)	(375)
Recoveries	-	-	-	-	-	5	5
Provisions (credit)	699	1,299	278	(761)	-	(252)	1,263
Ending Balance 03/31/12	$898	$3,278	$784	$944	$-	$405	$6,309
Beginning balance 12/31/12	$1,465	$4,455	$803	$1,410	$-	$536	$8,669
Charge-offs	-	(8)	-	-	-	(7)	(15)
Recoveries	-	29	-	-	-	3	32
Provisions (credit)	(209)	(94)	101	123	-	(63)	(142)
Ending Balance 03/31/13	$1,256	$4,382	$904	$1,533	$-	$469	$8,544
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$1,256	$4,382	$904	$1,533	$-	$469	$8,544
Ending Balance: loans acquired with deteriorate credit quality*	$-	$-	$-	$-	$-	$-	$-

*The Company has taken no subsequent impaired provisions on loans acquired.

NOTE I - LOANS RECEIVABLE,  NET (Continued)

Allowance for Credit Losses and Recorded Investment in Loan Receivables
At and For the Three Months Ended March 31, 2013

	Commercial	Commercial Real Estate	Commercial Real Estate-Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total

Loans Receivable:
Ending balance	$44,184	$315,480	$19,232	$463,509	$8,173	$212,281	$1,062,859
Ending balance: individually evaluated for impairment	1,128	26,098	3,158	6,766	-	3,042	40,192
Ending balance: legacy Roma collectively evaluated for impairment	35,463	230,491	16,074	409,730	3,377	173,270	868,405
Ending balance: acquired loans collectively evaluated for impairment	7,065	49,396	-	38,338	170	34,423	129,392
Ending balance: loans acquired with deteriorated credit quality	$528	$9,495	$-	$8,675	$4,626	$1,546	$24,870

NOTE I - LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Loans Receivables
At December 31, 2012
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

NOTE I - LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses and Recorded Investment in Loans Receivables
At December 31, 2012

	Commercial	Commercial Real Estate	Commercial Real Estate- Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total

Loans Receivable:
Ending balance	$49,169	$321,586	$18,139	$452,537	$7,877	$217,737	$1,067,045
Ending balance: individually evaluated for impairment	1,388	25,150	3,158	5,154	-	2,882	37,732
Ending balance: legacy Roma collectively evaluated for impairment	39,874	238,287	14,981	399,018	2,327	176,562	871,049
Ending balance: acquired loans collectively evaluated for impairment	7,375	48,729	-	37,343	-	36,684	130,131
Ending balance: loans acquired with deteriorated credit quality	$532	$9,420	$-	$11,022	$5,550	$1,609	$28,133

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table summarizes information regarding to troubled debt restructuring as of March 31, 2013 (dollars in thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Commercial Real Estate	5	$ 7,051	$ 7,643
Commercial Real Estate	1	$ 721	$ 714

There have been no modifications that were considered troubled debt restructuring during the three month periods ended March 31, 2013 and 2012.

There were no troubled debt restructurings that subsequently defaulted since the restructure.

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

NOTE J – REAL ESTATE HELD FOR SALE

The Company has a contract for the sale of vacant land at the site of its Center City branch. As of March 31, 2013 the location was classified as held for sale and carried at lower of cost or fair value of $138,000.  At December 31, 2012, the Company had this location and its former loan center classified as held for sale and carried at lower of cost or fair value of $1,627,000. In January 2013, the loan center location was sold for a gain of $581,000.

NOTE K - DEPOSITS

A summary of deposits by type of account as of March 31, 2013 and December 31, 2012 is as follows (dollars in thousands):

	March 31, 2013		December 31, 2012
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand:
Non-interest bearing checking	$75,617	0.00%	$71,287	0.00%
Interest bearing checking	247,773	0.11%	243,379	0.11%
	323,390	0.08%	314,666	0.09%
Savings and club	512,702	0.25%	513,696	0.26%
Certificates of deposit	616,040	1.26%	656,207	1.31%
Total	$1,452,132	0.64%	$1,484,569	0.69%

NOTE L – FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS
TO REPURCHASE

At March 31, 2013 and December 31, 2012, Roma Bank and RomAsia Bank also had outstanding FHLBNY advances totaling $48.2 million and $52.4 million, respectively. The borrowings are as follows (in thousands):

03/31/2013	12/31/2012	Interest Rate	Maturity Date

$ 23,000	$ 23,000	3.90%	10/29/2017
11,815	12,553	1.03%	01/18/2017
-	1,500	2.09%	03/19/2013
1,395	1,430	1.53%	05/31/2022
1,362	1,414	1.05%	06/03/2019
1,403	1,403	0.80%	08/22/2016
1,133	1,146	1.12%	04/12/2017
1,074	1,074	1.21%	04/12/2017
-	1,000	0.51%	03/19/2013
1,000	1,000	0.72%	03/19/2014
1,000	1,000	0.98%	03/19/2015
870	870	1.21%	04/21/2014
-	750	1.17%	02/22/2013
692	692	1.00%	03/14/2016
500	500	1.73%	02/22/2014
500	500	1.52%	12/23/2013
500	500	2.08%	12/22/2014
500	500	2.61%	12/21/2015
500	500	3.08%	12/21/2016
359	376	2.11%	02/01/2016
627	677	1.79%	03/14/2016
$ 48,230	$ 52,385

Securities sold under agreements to repurchase are treated as financings and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at March 31, 2013 and December 31, 2012. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015, at 3.22%; $20.0 million maturing in 2018, at 3.51%; and $10.0 million maturing in 2018, at 3.955%. The repurchase agreement is collateralized by securities described in the underlying agreement which are held in safekeeping by the FHLBNY.

NOTE M – RETIREMENT PLANS

Components of net periodic pension cost for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Service cost	$279	$179
Interest cost	197	180
Expected return on plan assets	(245)	(204)
Amortization of unrecognized net loss	215	192
Amortization of unrecognized past service liability	-	3

Net periodic benefit expense	$446	$350

The Company expects to make contributions of approximately $1,154,000 during 2013.

NOTE N – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit.  Outstanding loan commitments at March 31, 2013 were as follows (in thousands):
March 31,
2013
Residential mortgage and equity loans	$19,149
Commercial loans committed not closed	2,610
Commercial lines of credit	39,091
Consumer unused lines of credit	65,364
Commercial letters of credit	2,561
$128,775

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at March 31, 2013 and December 31, 2012 is as follows (in thousands):

	March 31, 2013	December 31, 2012
Standby by letters of credit	$2,561	$2,891
Outstanding loan and credit line commitments	$126,214	$145,412

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The current amount of the liability related to guarantees under standby letters of credit issued is not material as of March 31, 2013.

NOTE N – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (Continued)

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

The Banks have non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2013: (In thousands)

Year Ended March 31:

2014	$1,181
2015	899
2016	878
2017	893
2018	897
Thereafter	7,530
Total Minimum Payments Required	$12,278

Included in the total required minimum lease payments is $1,527,000 of payments to the LLC. The Company eliminates these payments in consolidation.

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

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2013
	(In Thousands)
Mortgage backed securities-U.S. Government Sponsored Enterprises (GSEs)	$-	$11,411	$-	$11,411
Obligations of state and political subdivisions	-	3,885	-	3,885
U.S. Government (including agencies)	-	8,074	-	8,074
Corporate bond	-	502	-	502
Equity securities	-	59	-	59
Mutual funds	-	4,047	-	4,047
Securities available for sale	$-	$27,978	$-	$27,978

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy, used at December 31, 2012 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2012
	(In Thousands)
Mortgage backed securities-U.S. Government Sponsored Enterprises (GSEs)	$-	$12,279	$-	$12,279
Obligations of state and political subdivisions	-	3,900	-	3,900
U.S. Government (including agencies)	-	8,648	-	8,648
Corporate bond	-	991	-	991
Equity securities	-	56	-	56
Mutual funds	-	3,047	-	3,047
Securities available for sale	$-	$28,921	$-	$28,921

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value March 31, 2013
	(In Thousands)

Impaired loans	$-	$-	$18,549	$18,549
Real estate and other assets owned	$-	$-	$6,992	$6,992
Real estate held for sale	$-	$-	$138	$138

Assets measured at fair value on a nonrecurring basis and for which Roma Financial Corporation has utilized level 3 inputs to determine fair value were immaterial at March 31, 2013. The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Roma Financial Corporation has utilized level 3 inputs to determine fair value:

                                                                        Quantitative Information About Level 3 Fair Value Measurements

Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)

Impaired loans	$18,549	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% to 20.0%
Real estate and other assets owned	$6,992	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% to 10.0%
Real estate held for sale	$138	Appraisal of collateral (1)	Liquidation expenses (2)	5.0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses are presented as a percent of the appraisal.

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between Level 1, 2, and 3 for the three months ended March 31, 2013.

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2012
	(In Thousands)
Impaired loans	$-	$-	$17,094	$17,094
Real estate owned	$-	$-	$8,340	$8,340
Real estate held for sale	$-	$-	$1,627	$1,627

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

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012.

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans carried at fair value are those impaired loans in which the Company has measured impairment generally based on the fair value of the related loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at March 31, 2013 consisted of the loan balances of $23.6 million, net of cumulative charge offs of $5.1 million. The fair value at December 31, 2012 consisted of the loan balances of $22.7 million, net of cumulative charge offs of $5.6 million. The fair value measurement of impaired loans is Level 3 in the fair value hierarchy.

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

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments was not considered material as of March 31, 2013 and December 31, 2012.

The carrying amounts and estimated fair values of financial instruments as of March 31, 2013 are as follows:

	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$147,306	$147,306	$147,306	$-	$-
Securities available for sale	27,978	27,978	-	27,978	-
Investment securities held to maturity	112,918	114,253	-	114,253	-
Mortgage-backed securities held to maturity	326,229	344,176		344,176	-
Loans receivable	1,034,713	1,057,323	-	-	1,057,323
Federal Home Loan Bank of New York and ACBB Stock	9,076	9,076	-	9,076	-
Accrued interest receivable	5,391	5,391	5,391	-	-
Mortgage servicing rights	698	698	-	-	698

Financial liabilities:
Deposits	1,452,132	1,465,208	-	1,465,208	-
Federal Home Loan Bank of New York Advances	48,230	51,628	-	51,628	-
Securities sold under agreements to repurchase	40,000	45,465	-	45,465	-
Accrued interest payable	395	395	395	-	-

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The carrying amounts and estimated fair values of financial instruments as of December 31, 2012 are as follows:

	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$144,451	$144,451	$144,451	$-	$-
Securities available for sale	28,921	28,921	-	28,921	-
Investment securities held to maturity	127,916	129,488	-	129,488	-
Mortgage-backed securities held to maturity	343,318	363,918		363,918	-
Loans receivable	1,037,404	1,061,434	-	-	1,061,434
Federal Home Loan Bank of New York and ACBB Stock	9,002	9,002	-	9,002	-
Accrued interest receivable	5,474	5,474	5,474	-	-
Mortgage servicing rightd	657	657	-	-	657

Financial liabilities:
Deposits	1,484,569	1,495,149	-	1,495,149	-
Federal Home Loan Bank of New York Advances	52,385	56,500	-	56,500	-
Securities sold under agreements to repurchase	40,000	46,142	-	46,142	-
Accrued interest payable	450	450	450	-	-

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

NOTE P –ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss at March 31, 2013 and December 31, 2012 were as follows (In thousands):

	March 31, 2013	December 31, 2012
	(in Thousands)

Net unrealized gain on securities available for sale	$645		$763
Tax effect	(276)		(326)
Net of tax amount	369		437

Minimum pension liability	(10,003)		(10,003)
Tax effect	4,001		4,001
Net of tax amount	(6,002)		(6,002)
Other comprehensive loss	(5,633)		(5,565)
Accumulated other comprehensive loss attributable to non-controlling interest	(29)		(33)

Accumulated other comprehensive loss	$(5,662)	$	(5,598)

NOTE Q–REGULATORY AGREEMENT

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

NOTE R- MERGER AGREEMENT

On December 19, 2012, Roma Financial Corporation, Roma Bank and Roma Financial Corporation, MHC entered into an Agreement and Plan of Merger with Investors Bancorp, Inc., Investors Bank, and Investors Bancorp, MHC which contemplates the consummation of a series of related merger transactions (“The Mergers”). Pursuant to the terms of the Agreement and Plan of Merger, each share of Roma Financial common stock issued and outstanding immediately prior to the effective date of the Merger will be converted into the right to receive 0.8653 shares of Investors Bancorp common stock. The Mergers are intended to qualify as a tax-free reorganizations for federal income tax purposes.  The Mergers are expected to close during the second quarter of 2013. Merger costs in the amount of $281,000 have been expensed for the three months ended March 31, 2013.

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

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

General

Total assets decreased by $36.0 million to $1.78 billion at March 31, 2013 compared to $1.81 billion at December 31, 2012. Total liabilities decreased $37.5 million to $1.56 billion at March 31, 2013 compared to $1.60 billion at December 31, 2012.  Total stockholders’ equity increased $1.9 million to $217.5million at March 31, 2013. The decrease in assets was a result of a decrease in the securities portfolio of $33.0 million, as the proceeds from principal repayments and calls were not reinvested, and the reduction in the deposit portfolio of $32.4 million.

Deposits

Total deposits decreased $32.4 million to $1.45 billion at March 31, 2013, compared to $1.48 billion at December 31, 2012. Non-interest bearing demand deposits increased $4.3 million to $75.6 million at March 31, 2013, and interest bearing demand deposits increased $4.4 million to $247.8 million. Savings and club accounts decreased $1.0 million to $512.7 million, and certificates of deposit decreased $40.2 million to $616.0 million at March 31, 2013. The Company has continued to lower deposit rates to control interest margin.

Investments (Including Mortgage-Backed Securities)

The investment portfolio decreased $33.0 million to $467.1 million at March 31, 2013, compared to $500.1 million at December 31, 2012. Securities available for sale decreased $0.9 million to $28.0 million at March 31, 2013, compared to $28.9 million at December 31, 2012, primarily due to calls and principal repayments.   Investments held to maturity decreased $15.0 million to $112.9 million at March 31, 2013, compared to $127.9 million at December 31, 2012, primarily due to calls. Mortgage-backed securities decreased $17.1 million to $326.2 million at March 31, 2013, compared to $343.3 million at December 31, 2012.

Loans

Net loans decreased by $2.7 million to $1.035 billion at March 31, 2013, compared to $1.037 billion at December 31, 2012.  Commercial and multi-family real estate mortgages decreased $6.1 million to $315.5 million at March 31, 2013 compared to $321.6 million at December 31, 2012. Gross construction loans increased $1.4 million to $27.4 million at March 31, 2013, compared to $26.0 million at December 31, 2012. Residential and consumer loans increased $5.8 million from December 31, 2012 to March 31, 2012.

Other Assets

All other asset categories, except cash and cash equivalents, decreased by $3.3 million from December 31, 2012 to March 31, 2013. This decrease was primarily caused by the reduction in the real estate owned portfolio and a decrease in the deferred tax asset.

Federal Home Loan Bank of New York Advances

The $4.2 million decrease in FHLBNY advances during the three months ended March 31, 2013 was due to principal repayments.  At March 31 2013, the outstanding FHLBNY advances were $48.2 million, compared to $52.4 million at December 31, 2012.

Other Liabilities

Other liabilities decreased $1.6 million to $16.5 million at March 31, 2013. The net decrease was result of many small decreases in various categories.

Stockholders’ Equity

Stockholders’ equity increased $1.9 million to $217.5 million at March 31, 2013 compared to $215.6 million at December 31, 2012. The net increase was primarily caused by net income of $1.4 million.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General

Net income decreased $39 thousand to $1.38 million for the quarter ended March 31, 2013, compared to $1.42 million for the same period in the prior year. An increase in non-interest expense was the principal cause for a small decline in net income. A decrease of $2.1 million in interest income was offset by a decrease of $1.3 million in interest expense and  $1.4 million decrease in the provision for loan loss.  Non-interest income decreased minimally by $58 thousand. Non-interest expense increased $355 thousand. The increase was due to the combined effects of an increase of $206 thousand in salaries and employee benefits, a $296 thousand increase in the Federal Deposit Insurance Premium, $281 thousand in merger expenses and an increase of $230 thousand in other non-interest expense. These increases were offset by decreases primarily in commercial and residential loan expense of $666 thousand,

Interest Income

Interest income decreased by $2.1 million to $15.6 million for the three months ended March 31, 2013 compared to $17.7 million for the prior year period. The decrease was primarily caused by a decrease of $2.1 million in interest income from investments. The portfolio balance from March 31, 2012 to March 31, 2013 has decreased $204.8 million, primarily due to calls and principal repayments. In addition, investments in new securities are at a much lower yield. Interest income from loans decreased minimally by $41 thousand to $12.0 million for the three months ended March 31, 2013.  Interest income from residential mortgage loans increased $354 thousand over the comparable quarter ended March 31, 2012, while interest income from equity loans decreased $234 thousand.  The weighted average interest rates for mortgage and equity loans at March 31, 2013 were 4.32% and 4.47%, respectively, compared to 4.73% and 5.42%, respectively, in the prior year period.  Interest income from commercial and multifamily mortgage loans and commercial loans decreased $281 thousand from period to period.  The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 5.12% for the quarter ended March 31, 2013, and 5.81% for the quarter ended March 31, 2012.

Interest income from mortgage-backed securities decreased $1.3 million over the comparable quarter in 2012. The decrease was primarily due to a decrease in yields and a reduction in the overall portfolio due to principal repayments. Interest income from investments held to maturity decreased $736 thousand for the quarter ended March 31, 2013. This decrease was primarily due to a decrease in the portfolio from year to year and the reinvestment of the proceeds of called securities into lower yielding investments.  Interest income on securities available for sale decreased $105 thousand from period to period.  Interest income from other interest earning assets increased $44 thousand primarily because of higher balances in overnight funds.

Interest Expense

Interest expense decreased $1.3 million for the three month period ended March 31, 2013 to $3.1 million compared to $4.3 million for the three months ended March 31, 2012. The decrease was primarily due to a $1.3 million decrease in interest paid on deposits. Total deposits decreased $94.5 million over the twelve month period ended March 31, 2013. The Company has continued to lower rates to better manage interest margins over the last eighteen months. The weighted average interest rate of deposits decreased 25 basis points to 0.64% for the quarter ended March 31, 2013, compared to 0.89% for the quarter ended March 31, 2012. Interest expense on borrowed funds decreased $16 thousand to $670 thousand.

Provision for Loan Losses

The loan loss provision for the three months ended March 31, 2013 decreased $1.4 million to a credit of $142 thousand for the quarter ended March 31, 2013 as compared to a provision of $1.3 million for the quarter ended March 31, 2012. The decrease was primarily related to the decrease in classified assets, delinquent loans and historical losses year over year.

Total non-performing loans were $43.6 million and $47.3 million at March 31, 2013 and December 31, 2012, respectively. The legacy Roma and RomAsia non-performing loans were $29.6 million and $22.9 million at March 31, 2013 and December 31, 2012, respectively. The allowance for loan losses to non-performing legacy Roma and RomAsia loans was 28.8% and 27.4% at March 31, 2013 and December 31, 2012, respectively, and allowance for loan loss to total legacy Roma and RomAsia loans represented 0.94% and 0.95%, respectively, for the same periods of time.  Total loans included $8.5 million and $8.9 million of credit marks on the acquired loans at March 31, 2013 and December 31, 2011, respectively.  Total allowance for loan loss and credit marks were 1.63% and 1.76% of total gross loans at March 31, 2013 and December 31, 2012.

Management believes that the impaired loans remain well collateralized and where needed, appropriate charge -offs have occurred, or credit marks, have been established.  The Company is taking a proactive approach in identifying loans at an early stage that may be experiencing cash flow deterioration or collateral weakening even though the loan remains current.  The Company obtains new appraisals at least annually on substandard assets.

Non-Interest Income

Non-interest income decreased minimally by $58 thousand to $1.67 million for the three months ended March 31, 2013, compared to $1.72 million for the three months ended March 31, 2012.  The net decrease was chiefly derived from a gain on real estate held for sale of $584 thousand, offset by decreases in fees and charges on deposits and loans of $137 thousand, a decrease in the gain on sale of mortgage loans of $57 thousand, and, loss on sale of real estate owned of $412 thousand.

Non-Interest Expense

Non-interest expense increased $355 thousand to $12.0 million for the three months ended March 31, 2013 compared to $11.7 million for the three months ended March 31, 2012. The increase was primarily due to $281 thousand in merger related expenses during the current quarter. In addition, salaries and employee benefits increased $206 thousand to $6.6 million for the three months ended March 31, 2013 compared to the same period in the prior year. This increase is reflective of annual salary increases as well as increase in compensation expense related to pension costs. Overall FTE’s declined by 17 year to year primarily in branch personnel as management realigned staff to reduce salary costs. Net occupancy of premises expense increased $13 thousand for the three month period ended March 31, 2013.  Loan expense for commercial and mortgage loans decreased $666 thousand from period to period primarily related to the costs associated with redeeming tax certificates and collection costs on impaired loans in the period ended March 31,2012 that did not reoccur in the same period in 2013.  Federal deposit insurance premiums increased $296 thousand. Occupancy costs increased $41 thousand from period to period. Other non-interest expense increased $230 thousand, primarily related to various smaller increases in multiple categories.

Provision for Income Taxes

Income tax expense increased by $236 thousand to $863 thousand for the three months ended March 31, 2013 compared to $627 thousand for the three months ended March 31, 2012.  The effective tax rate for the three months ended March 31, 2013 was 38.3%, compared to 29.9% for the three months ended March 31, 2012. The increase in the effective tax rate is primarily due to $281 thousand of merger expenses which are primarily non-deductable.

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

New Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

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

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management

The majority of the Company’s assets and liabilities are monetary in nature.  Consequently, the Company’s most significant form of market risk is interest rate risk.  The Company’s assets, consisting primarily of mortgage loans, have generally longer maturities than the Company’s liabilities, consisting primarily of short-term deposits.  As a result, a principal part of the Company’s business strategy is to manage interest rate risk and reduce the exposure of its net interest income to changes in market interest rates. Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended March 31, 2013.

Net Portfolio Value

The following table presents Roma Bank’s net portfolio value as of December 31, 2012.  The net portfolio values shown in this table were calculated using an independently prepared Asset liability Management Report, based on information provided by Roma bank (in thousands).

December 31, 2012
Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
Changes in rate	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
+300 bp	177,144	(56,339)	(24.09)%	11.33%	(247) bp
+200 bp	211,210	(22,162)	(9.50)%	13.08%	(72) bp
+100 bp	231,114	(2,258)	(0.97)%	13.93%	13 bp
0 bp	233,372	-	-	13.80%	-
–100 bp	236,740	3,368	1.44%	13.84%	4bp

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

Management of the Company believes that there has not been a material adverse change in the market risk during the three months ended March 31, 2013.

ITEM 4 – Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2013.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2013.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

There were no material pending legal proceedings at March 31, 2013 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – Risk Factors

Management does not believe there were any material changes to the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2012 during the most recent quarter.

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

ROMA FINANCIAL CORPORATION
(Registrant)

Date:	May 3, 2013	/s/ Peter A. Inverso
Peter A. Inverso
President and Chief Executive Officer

Date:	May 3, 2013	/s/ Sharon L. Lamont
Sharon L. Lamont
Chief Financial Officer