Form 10-Q
period 2013-06-30
ROMA FINANCIAL CORP
filed 2013-08-09
CIK 1355823

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, August 08, 2013:

$0.10 par value common stock - 30,166,769 shares outstanding

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition	3
	at June 30, 2013 and December 31, 2012 (Unaudited)

	Consolidated Statements of Income for the Three and Six Months Ended	4
	June 30, 2013 and 2012 (Unaudited)

	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six	5
	Months Ended June 30, 2013 and 2012 (Unaudited)

	Consolidated Statements of Changes in Stockholders’ Equity for the Six	6
	Months Ended June 30, 2013and 2012 (Unaudited)

	Consolidated Statements of Cash Flows for the Six Months	7
	Ended June 30, 2013 and 2012 (Unaudited)

	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2:	Management’s Discussion and Analysis of	43
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	48

Item 4:	Controls and Procedures	49

PART II - OTHER INFORMATION		50

      Item 1:      Legal Proceedings

      Item 1A:   Risk Factors

      Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds

      Item 3:      Defaults Upon Senior Securities

      Item 4:      Mine Safety Disclosures

      Item 5:      Other Information

      Item 6:      Exhibits

SIGNATURES		51

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except per share datea)
Assets

Cash and amounts due from depository institutions	$21,960	$18,523
Interest-bearing deposits in other banks	132,790	93,073
Money market funds	1,012	32,855
Cash and Cash Equivalents	155,762	144,451
Investment securities available for sale (“AFS”) at fair value	26,170	28,921
Investment securities held to maturity (“HTM”) at amortized cost (fair value of $95,632 and $129,488, respectively)	96,920	127,916
Mortgage-backed securities held to maturity at amortized cost (fair value of $307,126 and $363,918, respectively)	299,426	343,318
Loans receivable, net of allowance for loan losses of $8,916 and $8,669, respectively	1,024,177	1,037,404
Real estate and other repossessed assets owned	6,062	8,340
Real estate held for sale	138	1,627
Real estate owned via equity investment	3,731	3,783
Premises and equipment, net	47,566	46,982
Federal Home Loan Bank of New York and ACBB stock	9,159	9,002
Accrued interest receivable	4,801	5,474
Bank owned life insurance	35,134	34,587
Goodwill	1,826	1,826
Deferred tax asset	13,545	14,229
Other assets	7,243	6,280
Total Assets	$1,731,660	$1,814,140
Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$78,905	$71,287
Interest bearing	1,308,948	1,413,282
Total deposits	1,407,853	1,484,569
Federal Home Loan Bank of New York advances	47,323	52,385
Securities sold under agreements to repurchase	40,000	40,000
Advance payments by borrowers for taxes and insurance	3,784	3,433
Accrued interest payable and other liabilities	15,503	18,144
Total Liabilities	1,514,463	1,598,531
Stockholders’ Equity
Common stock, $0.10 par value, 45,000,000 shares authorized, 32,731,875 shares issued;
30,166,769 and 30,116,769 shares outstanding at June 30, 2013 and December 31, 2012, respectively	3,274	3,274
Paid-in capital	101,240	101,002
Retained earnings	157,640	156,618
Unearned shares held by Employee Stock Ownership Plan	(4,329)	(4,599)
Treasury stock, 2,565,106 and 2,615,106 shares, respectively	(36,555)	(37,098)
Accumulated other comprehensive loss	(6,094)	(5,598)
Total Roma Financial Corporation stockholders’ equity	215,176	213,599
Noncontrolling interest	2,021	2,010
Total Stockholders’ Equity	217,197	215,609
Total Liabilities and Stockholders’ Equity	$1,731,660	$1,814,140
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)		(In thousands, except per sare ata)
Interest Income
Loans, including fees	$11,612	$11,854	$23,597	$23,880
Mortgage-backed securities held to maturity	2,618	3,862	5,400	7,916
Investment securities held to maturity	419	954	933	2,204
Securities available for sale	88	9	209	235
Other interest-earning assets	140	136	298	250
Total Interest Income	14,877	16,815	30,437	34,485

Interest Expense
Deposits	2,221	3,233	4,626	6,896
Borrowings	652	947	1,322	1,633
Total Interest Expense	2,873	4,180	5,948	8,529

Net Interest Income	12,004	12,635	24,489	25,956

Provision for loan losses	344	1,389	202	2,652

Net Interest Income after Provision for Loan Losses	11,660	11,246	24,287	23,304

Non-Interest Income
Commissions on sales of title policies	251	275	492	516
Fees and service charges on deposits and loans	315	463	574	859
Income from bank owned life insurance	346	357	687	709
Net gain from sale of mortgage loans originated for sale	228	485	484	798
Net gain from sale of available for sale securities	-	13	1	13
Realized gain (loss) on real estate held for sale	-	-	581	(3)
Realized (loss) on real estate owned	(96)	(4)	(508)	(4)
Other	379	489	773	909

Total Non-Interest Income	1,423	2,078	3,084	3,797

Non-Interest Expense
Salaries and employee benefits	6,139	6,375	12,710	12,740
Net occupancy expense of premises	1,102	1,147	2,230	2,262
Equipment	891	884	1,834	1,786
Data processing fees	611	585	1,102	1,122
Federal Deposit Insurance Premium	553	538	1,269	958
Commercial and residential loan expense	707	575	926	1,460
Merger expense	672	-	953	-
Loss on returned items	1,802	-	1,802	-
Other	1,326	1,970	3,012	3,426
Total Non-Interest Expense	13,803	12,074	25,838	23,754

(Loss) Income Before Income Taxes	(720)	1,250	1,533	3,347

Income Tax (BENEFIT) EXPENSE	(393)	334	470	961

Net income	(327)	916	1,063	2,386
Plus: net gain attributable to the noncontrolling interest	(28)	(20)	(41)	(74)
Net Income attributable to Roma Financial Corporation	$(355)	$896	$1,022	$2,312
Net income attributable to Roma Financial Corporation per common share
Basic and Diluted	$(0.01)	$0.03	$0.03	$0.08
Dividends Declared Per Share	$0.00	$0.04	$0.00	$0.12
Weighted Average Number of Common Shares Outstanding
Basic	29,679,769	29,801,882	29,670,649	29,806,678
Diluted	29,679,769	29,801,882	29,802,355	29,806,678
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Net Income (loss)	$(327)	$916	$1,063	$2,386
Other comprehensive income (loss):
Unrealized holding gains on available for sale securities:
Unrealized holding (losses) gains arising during the period	(793)	259	(910)	294
Less: reclassification adjustment for (gains) included in net income	-	(13)	(1)	(13)
Net realized (loss) gain on securities available for sale	(793)	246	(911)	281
Tax effect	335	(105)	385	(120)

Other comprehensive (loss) income, net of tax	(458)	141	(526)	161

Comprehensive (loss) income	$(785)	$1,057	$537	$2,547
Comprehensive income attributable to the noncontrolling interest	(2)	(27)	(11)	(106)

Comprehensive (loss) income attributable to Roma Financial Corporation	$(787)	$1,030	$526	$2,441

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock Shares Amount		Paid-In Capital	Retained Earnings	Unearned Shares Held By ESOP	Accumulated Other Comprehensive (Loss)	Treasury Stock	Noncontrolling Interest	Total
Balance December 31, 2011	30,321	$3,274	$100,310	$157,669	$(5,141)	$(4,637)	$(35,335)	$1,855	$217,995
Net income for the six months
ended June 30, 2012	-	-	-	2,312	-	-	-	74	2,386
Other comprehensive income, net	-	-	-	-	-	129	-	32	161
Vesting of restricted stock	49	-	(521)	-	-	-	521	-	-
Dividends declared and paid	-	-	-	(1,706)	-	-	-	-	(1,706)
Treasury shares repurchased	(74)	-	-	-	-	-	(644)	-	(644)
Stock-based compensation	-	-	642	-	-	-	-	-	642
ESOP shares earned	-	-	(13)	-	270	-	-	-	257
Balance June 30, 2012	30,296	$3,274	$100,418	$158,275	$(4,871)	$(4,508)	$(35,458)	$1,961	$219,091

Balance December 31, 2012	30,116	$3,274	$101,002	$156,618	$(4,599)	$(5,598)	$(37,098)	$2,010	$215,609
Net income for the six months
ended June 30, 2012	-	-	-	1,022	-	-	-	41	1,063
Other comprehensive loss, net	-	-	-	-	-	(496)	-	(30)	(526)
Vesting of restricted stock	50	-	(543)	-	-	-	543	-	-
Stock-based compensation	-	-	612	-	-	-	-	-	612
ESOP shares earned	-	-	169	-	270	-	-	-	439
Balance June 30, 2013	30,166	$3,274	$101,240	$157,640	$(4,329)	$(6,094)	$(36,555)	$2,021	$217,197

See notes to consolidated financial statements

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities
Net income	$1,063	$2,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,217	1,116
Amortization of premiums and accretion of discounts on securities	412	354
Accretion of deferred loan fees and discounts	(356)	(167)
Amortization of net premiums on loans	244	256
Amortization of premiums on deposits	(9)	(11)
Amortization of premiums on subordinated debt	-	271
Gain on sale of securities available for sale	(1)	(13)
Net gain on sale of mortgage loans originated for sale	(484)	(798)
Mortgage loans originated for sale	(19,288)	(22,293)
Proceeds from sales of mortgage loans originated for sale	19,772	23,091
Net realized loss from sales of real estate owned	508	4
Loss on impairment of real estate owned	49	-
Proceeds from sale of real estate held for sale	2,070	327
Realized (gain) loss on sale of real estate held for sale	(581)	3
Provision for loan losses	202	2,652
Stock-based compensation, including warrants	612	642
ESOP shares earned	439	257
Decrease in accrued interest receivable	673	762
Increase in cash surrender value of bank owned life insurance	(548)	(590)
(Increase) decrease in other assets	(960)	1,109
Decrease in accrued interest payable	(61)	(164)
Decrease in deferred income taxes	1,069	159
(Decrease) increase in other liabilities	(2,580)	(957)

Net Cash Provided by Operating Activities	3,462	8,396

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	2,284	7,034
Proceeds from sale of securities available for sale	500	1,036
Purchases of securities available for sale	(1,054)	(4,587)
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	31,000	163,843
Purchases of investment securities held to maturity	-	(45,257)
Principal repayments on mortgage-backed securities held to maturity	59,068	61,735
Purchases of mortgage-backed securities held to maturity	(15,482)	(18,789)
Net decrease (increase) in loans receivable	10,020	(31,788)
Purchase of bank owned life insurance	-	(4,550)
Additions to premises and equipment and real estate owned via equity investment	(1,750)	(1,633)
Proceeds from sale of real estate owned	4,838	370
Purchases of Federal Home Loan Bank of New York stock	(157)	(1,965)

Net Cash Provided by (Used in) Provided by Investing Activities	89,267	125,449

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(76,707)	(62,335)
Increase in advance payments by borrowers for taxes and insurance	351	565
Purchase of treasury stock	-	(644)
Dividends paid to minority stockholders of Roma Financial Corp.	-	(1,112)
Repayment of Federal Home Loan Bank of New York advances	(5,062)	(5,358)
Proceeds from Federal Home Loan Bank of New York advances	-	24,808
Repayment of subordinated debentures	-	(2,186)

Net Cash (Used in) Provided by Financing Activities	(81,418)	(46,262)
Net Increase in Cash and Cash Equivalents	11,311	87,583
Cash and Cash Equivalents – Beginning	144,451	84,659

Cash and Cash Equivalents – Ending	$155,762	$172,242

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)
      (Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Supplementary Cash Flows Information
Income taxes paid, net	$430	$150

Interest paid	$5,887	$12,263
Securities purchased and not settled	$-	$12,000
Loans receivable transferred to real estate owned	$3,117	$5,757

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

Roma Financial Corporation, MHC is a federally-chartered mutual holding company that was formed in January 2005 in connection with the mutual holding company reorganization.  Roma Financial Corporation, MHC has not engaged in any significant business since its formation.  So long as Roma Financial Corporation MHC is in existence, it will at all times own a majority of the outstanding stock of Roma Financial Corporation. Roma Financial Corporation, MHC, whose activity is not included in these consolidated financial statements, held 22,584,995 shares or 74.5% of the Company’s outstanding common stock at June 30, 2013.

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

The Banks offer traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank operates from its main office in Robbinsville, New Jersey, and twenty-three branch offices located in Mercer, Burlington, Camden and Ocean Counties, New Jersey. RomAsia Bank operates from two locations in Monmouth Junction and Edison, New Jersey. As of September 30, 2012, the Banks had 270 full-time employees and 22 part-time employees.  Roma Bank maintains a website at www.romabank.com.  RomAsia Bank maintains a website at www.Romasiabank.com.

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

In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and six months ended June 30, 2013 and 2012.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year or other interim periods.

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

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business.  In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of June 30, 2013, on the Company’s consolidated financial position or results of operations.

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

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013

(Loss) income attributable to Roma Financial Corporation	$(355,513)	$1,021,507

Weighted average common shares outstanding-basic	29,679,769	29,670,649
Effect of dilutive stock options outstanding	-	131,706
Weighted average common shares outstanding-diluted	29,679,769	29,802,355

Earnings per share-basic	$(0.01)	$0.03
Earnings per share-diluted	$(0.01)	$0.03

All stock options outstanding for the three months ended June 30, 2013 were anti-dilutive due to a loss in the period. All unvested restricted stock grants for the three and six months ended June 30, 2013 were anti-dilutive. All stock options outstanding and restricted stock grants for both the three and six months ended June 30, 2012 were anti-dilutive.

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

At June 30, 2013, there were 488,909 shares available for option grants under the 2008 Plan and 225,814 shares available for grants of restricted stock.

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

The following is a summary of the status of the Company’s stock option activity and related information for the year ended December 31, 2012 and for the six months ended June 30, 2013:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance at December 31, 2010	797,200	$13.67
Granted	32,000	13.67
Forfeited	(8,000)	13.67
Balance at December 31, 2011	821,200	$13.67
Forfeited	(17,200)	13.67
Balance at December 31, 2012	804,000	$13.67
Forfeited	(38,000)	13.67
Balance at June 30, 2013	766,000	$13.67	5.61 years	$3,610

Exercisable at June 30, 2013	746,800	$13.67	5.52 years	$2,733

NOTE E – STOCK BASED COMPENSATION (Continued)

The key valuation assumptions and fair value of stock options granted June 15, 2011 were:

Expected life	6.5 years
Risk-free rate	2.26%
Volatility	35.42%
Dividend yield	3.32%
Fair value	$1.70

The following is a summary of the status of the Company’s restricted shares as of June 30, 2013 and changes during the year ended December 31, 2012 and for the six months ended June 30, 2013:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at December 31, 2011	153,350	$11.70
Vested	(52,542)	12.59
Forfeited	(4,685)	13.67
Non-vested restricted shares at December 31, 2012	96,123	$11.08
Vested	(50,000)	12.89
Granted	6,000	17.50
Non-vested restricted shares at June 30, 2013	52,123	$10.11

Stock option and stock award expenses included in compensation expense were $266,000 and $581,000, respectively, for the three and six months ended June 30, 2013 with respective tax benefits of $106,000 and $232,000; and $302,000 and $615,000 for the three and six months ended June 30, 2012, with respective tax benefits of $121,000 and $246,000. At June 30, 2013, there was approximately $551,000 thousand of unrecognized cost, related to outstanding stock options and restricted shares, which will be recognized over a period of approximately 2.3 years and 3.32 years, respectively.

Equity Incentive Plan – RomAsia Bank

The stockholders of RomAsia Bank approved an equity incentive plan in 2009. On January 6, 2010, directors, senior officers and certain employees of the RomAsia Bank were granted, in the aggregate, options to purchase 75,500 shares of RomAsia common stock.

The Plan enables the Board of Directors of RomAsia Bank to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. RomAsia has reserved 225,000 shares of its common stock for issuance upon the exercise of options granted under the Plan.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Market Value of a share of RomAsia’s Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  The stock options vest over a five year service period and are exercisable within ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At June 30, 2013, there were 114,500 shares available for option grants under the Plan. On March 1, 2012 RomAsia Bank granted 46,500 options. The key valuation assumptions and fair value of stock options granted in March 2012 were:

Expected life	6.5 years
Risk-free rate	1.33%
Volatility	28.30%
Fair value	$2.76

NOTE E – STOCK BASED COMPENSATION (Continued)

The following is a summary of the status of the RomAsia’s stock option activity and related information for the year ended December 31, 2012 and for the six months ended June 30, 2013:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance at December 31, 2010	75,500	$8.47
Forfeited	(9,500)	8.47
Balance at December 31, 2011	66,000	8.47
Forfeited	(2,000)	8.47
Granted	46,500	8.81
Balance at December 31, 2012 and June 30, 2013	105,500	$8.60	7.42 years	$292

Exercisable at June 30, 2013	25,600	$8.47	8.42 years	$72

Stock option expense, related to the RomAsia plan included with compensation expense was $16,000 and $31,000, respectively, for the three and six months ended June 30, 2013 with respective tax benefits of $1,000 and $13,000; and $15,000 and $27,000, respectively, for the three months and six months ended June 30, 2012, with respective tax benefits of $7,000 and $12,000.  At June 30, 2013, approximately $144,000 of unrecognized cost, related to outstanding stock options, which will be recognized over a period of approximately 2.42 years.

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

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants.  Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  Roma Bank made its first loan payment in October 2006.  As of June 30, 2013, there were 432,938 unearned shares. The Company’s ESOP compensation expense was $230 thousand and $439 thousand, respectively, for the three and six months ended June 30, 2013; and $119 thousand and $257 thousand, respectively, for the three and six months ended June 30, 2012.

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

NOTE F – STOCK WARRANTS (Continued)

The Warrant expense for minority shareholders, (8.78% ownership), for the three and six months ended June 30, 2013 and 2012 was $0 for both periods, and respective tax benefits of $0, for both periods.  The warrant expense for the majority shareholder, Roma Financial Corporation, was eliminated in consolidation. The warrants were 100% vested at June 30, 2013.

NOTE G - REAL ESTATE OWNED VIA EQUITY INVESTMENTS

In 2008, Roma Bank, together with two individuals, formed 84 Hopewell, LLC. The LLC was formed to build a commercial office building which includes Roma Bank’s Hopewell branch, corporate offices for the other 50% owners’ construction company and tenant space. Roma Bank made a cash investment of approximately $360,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million. Roma Bank and the construction company both have signed lease commitments to the LLC. With the adoption of guidance in regards to variable interest entities now codified in FASB ASC Topic 810, Consolidation, the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements.  As of June 30, 2013 and December 31, 2012, this variable interest entity met the requirements of ASC Topic 810 for consolidation based on Roma Bank being the primary financial beneficiary. This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees. As of June 30, 2013, the LLC had $3.7 million in fixed assets and a loan from Roma Bank for $3.2 million, which was eliminated in consolidation. The LLC had accrued interest payable to the Bank of $10 thousand at June 30, 2013 and during the six months then ended the Bank paid $65 thousand in rent to the LLC.  Both of these amounts were eliminated in consolidation. Roma Bank’s 50% share of the LLC’s net income for the three and six months ended June 30, 2013 was $22 thousand and $18 thousand, respectively.

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following summarizes the amortized cost and estimated fair value of securities available for sale at June 30, 2013 and December 31, 2012 with gross unrealized gains and losses therein:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSEs)	$10,285	$127	$296	$10,116
Obligations of state and political subdivisions:
After five through ten years	2,500	81	35	2,546
After ten years	1,075	86	-	1,161
	3,575	167	35	3,707
U.S. Government (including agencies)
One through five years	5,235	229	19	5,445
After five through ten years	1,000	-	21	979
After ten years	1,484	-	68	1,416
	7,719	229	108	7,840

Corporate bond	500	-	-	500
Equity securities	50	6	-	56
Mutual funds	4,189	-	238	3,951

	$26,318	$529	$677	$26,170

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSEs)	$12,115	$327	$163	$12,279
Obligations of state and political subdivisions:
After five through ten years	1,994	127	2	2,119
After ten years	1,583	198	-	1,781
	3,577	325	2	3,900
U.S. Government (including agencies):
One through five years	3,102	116	-	3,218
After five through ten years	3,664	229	-	3,893
After ten years	1,516	21	-	1,537
	8,282	366	-	8,648

Corporate bond	1,000	9	18	991
Equity securities	50	6	-	56
Mutual funds	3,134	-	87	3,047

	$28,158	$1,033	$270	$28,921

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale at June 30, 2013 and December 31, 2012 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2013:
Mortgage-backed securities-GSEs	$3,532	$92	$2,146	$204	$5,678	$295
Equity securities	3,376	108	-	-	3,376	108
Corporate bond	463	35	-	-	463	35
Mutual funds	973	37	2,977	201	3,950	238

	$8,344	$272	$5,123	$405	$13,467	$677
December 31, 2012:
Mortgage-backed securities-GSEs	$72	$2	$2,645	$161	$2,717	$163
Obligation of state and political subdivisions	496	2	-	-	496	2
Corporate bond	-	-	482	18	482	18
Mutual funds	-	-	3,048	87	3,048	87

	$568	$4	$6,175	$266	$6,743	$270

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

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

As of June 30, 2013, the Company’s available for sale portfolio in an unrealized loss position consisted of thirty-six securities.  There was one mutual fund, and twenty-one mortgage-backed securities in an unrealized loss position for more than twelve months at June 30, 2013.  As of June 30, 2013, there was one mutual fund, one municipal, three government agencies, and nine mortgage backed securities in an unrealized loss position for less than twelve months. As of December 31, 2012, the Company’s available for sale portfolio in an unrealized loss position consisted of twenty-nine securities.  There was one mutual fund, one corporate bond, and nineteen mortgage backed securities in an unrealized loss position for more than twelve months at December 31, 2012. There were three mortgage-backed securities, one corporate bond and four government agencies in a loss position for less than twelve months at December 31, 2012.

The available for sale mutual funds are CRA investments that had an unrealized loss for more than twelve months of approximately $201 thousand and $87 thousand at June 30, 2013 and December 31, 2012, respectively.  They have been in a loss position for the last two years with the greatest unrealized loss being approximately $201 thousand.  Management does not believe the mutual fund securities available for sale are other-than-temporarily impaired due to reasons of credit quality.  Unrealized losses in the mortgage-backed securities and corporate bond categories are due to the current interest rate environment and not due to credit concerns.  The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities.  As of June 30, 2013, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement for the six months ended June 30, 2013.

Proceeds from the sale of securities were $500 thousand with a $1 thousand gain for sale during the six months ended June 30, 2013.  Proceeds from the sale of securities available for sale amounted to $1.0 for both the three and six months ended June 30, 2012, with gross realized gains of $13 thousand, and gross realized losses of $-0- thousand.

The amortized cost and estimated fair value of securities available for sale at June 30, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)

U.S. Government, Obligations of Political Subdivisions and Corporate bond:
After one to five years	$5,235	$5,445
After five to ten years	4,000	4,025
After ten years	2,559	2,577
Total	11,794	12,047
Mortgage-backed securities	10,285	10,116
Equity securities	50	56
Mutual funds	4,189	3,951
Total	$26,318	$26,170

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The following summarizes the amortized cost and estimated fair value of securities held to maturity at June 30, 2013 and December 31, 2012 with gross unrealized gains and losses therein:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies):
After one through five years	$61,216	$-	$1,363	$59,853
After five through ten years	16,991	-	645	16,346
After ten years	1,000	-	27	973
	79,207	-	2,035	77,172
Obligations of state and political subdivisions:
Less than one year	60	1	-	61
After one through five years	3,683	199	-	3,882
After five through ten years	6,177	379	36	6,520
After ten years	6,201	195	-	6,396
	16,121	774	36	16,859

Corporate and other	1,592	9	-	1,600

	$96,920	$783	$2,071	$95,632

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies):
After one through five years	$27,999	$66	$-	$28,065
After five through ten years	81,203	192	65	81,330
After ten years	1,000	1	-	1,001
	110,202	259	65	110,396
Obligations of state and political subdivisions:
After one through five years	2,671	202	-	2,873
After five through ten years	4,830	514	-	5,344
After ten years	8,621	648	-	9,269
	16,122	1,364	-	17,486
Corporate and other:
After one through five years	1,490	14	-	1,504
After ten years	102	-	-	102
	1,592	14	-	1,606

	$127,916	$1,637	$65	$129,488

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2013
U.S. Government (including agencies)	$75,171	$2,035	$-	$-	$75,171	$2,035
Obligations of state and Political subdivisions	669	36	-	-	669	36
	$75,840	$2,071	$-	$-	$75,840	$2,071
December 31, 2012
U.S. Government (including agencies)	$15,933	$65	$-	$-	$15,933	$65
	$15,933	$65	$-	$-	$15,933	$65

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

At June 30, 2013, the Company’s held to maturity debt securities portfolio consisted of approximately sixty-four securities, of which thirty-five were in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. No OTTI charges were recorded for the three or six months ended June 30, 2013. The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

The amortized cost and estimated fair value of securities held to maturity at June 30, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In Thousands)

One year or less	$60	$61
After one to five years	66,491	65,336
After five to ten years	23,168	22,866
After ten years	7,201	7,369
Total	$96,920	$95,632

Approximately $106.4 million of securities held to maturity are pledged as collateral for Federal Home Loan Bank of New York (“FHLBNY”) advances, borrowings, and deposits at June 30, 2013.

The following tables set forth the composition of our mortgage-backed securities portfolio as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Government National Mortgage Association	$5,613	$194	$219	$5,588
Federal Home Loan Mortgage Corporation	104,211	3,182	870	106,523
Federal National Mortgage Association	186,923	6,789	1,467	192,245
Collateralized mortgage obligations-GSEs	2,679	91	-	2,770

	$299,426	$10,256	$2,556	$307,126

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Government National Mortgage Association	$6,254	$243	$194	$6,303
Federal Home Loan Mortgage Corporation	124,408	5,863	556	129,715
Federal National Mortgage Association	209,157	15,096	1	224,252
Collateralized mortgage obligations-GSEs	3,499	149	-	3,648

	$343,318	$21,351	$751	$363,918

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2013
Government National Mortgage Association	$-	$-	$628	$219	$628	$219
Federal Home Loan Mortgage Corporation	15,420	465	7,724	405	23,144	870
Federal National Mortgage Association	54,217	1,460	741	7	54,957	1,467
	$71,103	$1,925	$9,093	$630	$78,729	$2,556

	Less than 12 Months		More than 12 Months		Total
	Fair	Unraelized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
December 31, 2012
Government National Mortgage Association	$-	$-	$859	$194	$859	$194
Federal Home Loan Mortgage Corporation	5,616	218	12,090	338	17,706	556
Federal National Mortgage Association	164	1	-	-	164	1
	$5,780	$219	$12,949	$532	$18,729	$751

As of June 30, 2013, there were three Government National Mortgage Association securities, twenty-six Federal Home Loan Mortgage Corporation securities, thirty-nine Federal National Mortgage Association, and no collateralized mortgage obligation securities in unrealized loss positions. Management does not believe that any of the individual unrealized losses represent an OTTI.  The unrealized losses on mortgage-backed securities relate primarily to fixed interest rate and, to a lesser extent, adjustable interest rate securities.  Such losses are the result of changes in interest rates and not credit concerns. Roma Bank, the Investment Co. and RomAsia Bank do not intend to sell these securities and it is not more likely than not that they will be required to sell these securities, therefore, no OTTI charge is required.

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The amortized cost and estimated fair value of mortgage backed securities held to maturity at June 30, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In Thousands)

One year or less	$11	$11
After one to five years	6,718	7,064
After five to ten years	94,154	96,427
After ten years	198,543	203,624
Total	$299,426	$307,126

NOTE I - LOANS RECEIVABLE, NET

Loans receivable, net, at June 30, 2013 and December 31, 2012 were comprised of the following (in thousands):

	June 30,	December 31,
	2013	2012
Real estate mortgage loans:
Residential mortgage	$466,265	$452,537
Commercial real estate	309,598	321,586
	775,863	774,123
Construction:
Commercial real estate	18,662	18,139
Residential	8,536	7,877
	27,198	26,016
Consumer:
Home equity	205,056	216,383
Other	1,091	1,354
	206,147	217,737
Commercial	41,015	49,169

Total loans	1,050,223	1,067,045
Less:
Allowance for loan losses	8,916	8,669
Deferred loan fees	1,273	1,469
Loans in process	15,857	19,503
	26,046	29,641
Total loans receivable, net	$1,024,177	$1,037,404

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)
Commercial	$1,017	$994
Commercial real estate	23,998	24,550
Commercial real estate – construction	3,069	3,158
Residential mortgage	7,781	10,400
Residential construction	4,137	5,256
Home equity and other consumer	2,437	2,955
Total	$42,439	$47,313

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

The following table summarizes information in regards to impaired loans by loan portfolio as of June 30, 2013 and the six months then ended:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Commercial	$ 2,455	$ 3,148	$ -
Commercial real estate	41,770	44,116	-
Commercial real estate - construction	3,069	3,069	-
Residential mortgage	15,071	16,251	-
Residential construction	4,440	5,180	-
Home equity and other consumer	4,422	4,676	-
	$ 71,227	$ 76,440	$ -

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial	$ 1,821	$ 30	$ 2,021	$ 51
Commercial real estate	37,170	72	38,713	201
Commercial real estate - construction	3,136	-	3,114	-
Residential mortgage	15,662	70	15,517	159
Residential construction	5,041	-	4,995	-
Home equity and other consumer	4,497	30	4,455	62
	$ 67,327	$ 202	$ 68,815	$ 473

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

At June 30, 2013, impaired loans included $32.4 million of loans, net of credit marks of $5.2 million, which were acquired in the Company’s acquisition of Sterling Banks Inc. in July 2010. Loans totaling $8.2 million which are performing are also included in this total and classified as impaired because they are troubled debt restructurings.

At December 31, 2012, impaired loans included $32.4 million of loans, net of credit marks of $7.7 million, which were acquired in the Sterling acquisition. Loans totaling $8.7 million which are performing, are also included in this total and classified as impaired because they are troubled debt restructurings.

NOTE I - LOANS RECEIVABLE, NET (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of loans receivable by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2013 (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$58	$-	$994	$1,052	$39,963	$41,015	$-
Commercial real estate	2,883	656	16,104	19,643	289,955	309,598	-
Commercial real estate – constr.	-	-	-	-	18,662	18,662	-
Residential mortgage	2,788	3,376	10,842	17,006	449,259	466,265	244
Residential construction	-	-	4,323	4,323	4,214	8,537	-
Home equity and other consumer	431	795	2,581	3,807	202,339	206,146	-
Total	$6,160	$4,827	$34,844	$45,831	$1,004,392	$1,050,223	$244

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2012 (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$180	$-	$994	$1,174	$47,995	$49,169	$-
Commercial real estate	1,857	2,479	16,014	20,350	301,236	321,586	-
Commercial real estate – constr.	-	-	-	-	18,139	18,139	-
Residential mortgage	5,790	3,373	10,400	19,563	432,974	452,537	250
Residential construction	-	306	5,256	5,562	2,315	7,877	-
Home equity and other consumer	748	1,089	2,955	4,792	212,945	217,737	-
Total	$8,575	$7,247	$35,619	$51,441	$1,015,604	$1,067,045	$250

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful in accordance with the Company’s internal risk rating system as of June 30, 2013 (In thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,878	$865	$1,272	$-	$41,015
Commercial real estate	259,574	10,571	39,453	-	309,598
Commercial real estate-construction	15,593	-	3,069	-	18,662
Residential mortgage	452,150	1,583	12,532	-	466,265
Residential construct.	4,096	-	4,441	-	8,537
Home equity and other consumer	202,378	390	3,378	-	206,146
Total	$972,669	$13,409	$64,145	$-	$1,050,223

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful in accordance with the Company’s internal risk rating system as of December 31, 2012: (In thousands)

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$46,749	$207	$2,213	$-	$49,169
Commercial real estate	263,422	25,136	33,028	-	321,586
Commercial real estate (construction)	14,981	-	3,158	-	18,139
Residential mortgage	436,964	1,737	13,836	-	452,537
Residential construct.	2,327	-	5,550	-	7,877
Home equity and other consumer	213,664	634	3,439	-	217,737
Total	$978,107	$27,714	$61,224	$-	$1,067,045

NOTE I - LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses
At and For the Three Months and Six months Ended June 30, 2013 and 2012

			Commercial			Home Equity
		Commercial	Real Estate-	Residential	Residential	and Other
	Commercial	Real Estate	Construction	Mortgage	Construction	Consumer	Total
Allowance for credit losses:	(In Thousands)
Three months ended 06/30/12
Beginning balance	$786	$3,390	$784	$944	$-	$405	$6,309
Charge-offs	-	(828)	-	-	-	(13)	(841)
Recoveries	-	-	-	9	-	3	12
Provisions	298	1,125	(183)	106	-	43	1,389
Ending Balance	$1,084	$3,687	$601	$1,059	$-	$438	$6,869
Three months ended 06/30/13
Beginning balance	$1,256	$4,382	$904	$1,533	$-	$469	$8,544
Charge-offs	-	-	-	-	-	(8)	(8)
Recoveries	-	36	-	-	-	1	37
Provisions	(197)	444	(36)	44	-	88	343
Ending Balance	$1,059	$4,862	$868	$1,577	$-	$550	$8,916
Six months ended 06/30/12
Beginning balance	$199	$2,181	$668	$1,705	$-	$663	$5,416
Charge-offs	(112)	(918)	(162)	-	-	(24)	(1,216)
Recoveries	-	-	-	9	-	8	17
Provisions	997	2,424	95	(655)	-	(209)	2,652
Ending Balance	$1,084	$3,687	$601	$1,059	$-	$438	$6,869
Six months ended 06/30/13
Beginning balance	$1,465	$4,455	$803	$1,410	$-	$536	$8,669
Charge-offs	-	(8)	-	-	-	(16)	(24)
Recoveries	-	65	-	-	-	4	69
Provisions	(406)	350	65	167	-	26	202
Ending Balance	$1,059	$4,862	$868	$1,577	$-	$550	$8,916
Ending Balances: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
collectively evaluated for impairment	$1,059	$4,862	$868	$1,577	$-	$550	$8,916
loans acquired with deteriorated credit quality*	$-	$-	$-	$-	$-	$-	$-

*The Company has taken no subsequent impaired provisions on loans acquired.

NOTE I - LOANS RECEIVABLE, NET (Continued)

Recorded Investment in Financing Receivables
At June 30, 2013

						Home
			Commercial			Equity
		Commercial	Real Estate-	Residential	Residential	and Other
	Commercial	Real Estate	Construction	Mortgage	Construction	Consumer	Total
Loans Receivable:	(In thousands)

Ending balance	$41,015	$309,598	$18,662	$466,265	$8,537	$206,146	$1,050,223
Ending balance: individually evaluated for impairment	1,127	31,767	3,069	6,636	-	2,694	45,293
Ending balance: legacy Roma collectively evaluated for impairment	34,257	224,277	15,593	417,330	3,933	171,633	867,023
Ending balance: acquired loans collectively evaluated for impairment	4,303	43,551	-	33,865	163	30,091	111,973
Ending balance: loans acquired with deteriorated credit quality	$1,328	$10,003	$-	$8,434	$4,441	$1,728	$25,934

NOTE I - LOANS RECEIVABLE, NET (Continued)

Allowance for Credit Losses
At December 31, 2012

Home
			Commercial			Equity
		Commercial	Real Estate-	Residential	Residential	and Other
	Commercial	Real Estate	Construction	Mortgage	Construction	Consumer	Total
(In thousands)
Allowance for credit losses:
Ending Balance	$1,465	$4,455	$803	$1,410	$-	$536	$8,669
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$1,465	$4,455	$803	$1,410	$-	$536	$8,669
Ending Balance: * loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

*The Company has taken no subsequent impaired provisions on loans acquired.

NOTE I - LOANS RECEIVABLE, NET (Continued)

Recorded Investment in Financing Receivables
At December 31, 2012

						Home
						Equity
			Commercial			and
		Commercial	Real Estate-	Residential	Residential	Other
	Commercial	Real Estate	Construction	Mortgage	Construction	Consumer	Total
	(In thousands)
Loans Receivable:
Ending balance	$49,169	$321,586	$18,139	$452,537	$7,877	$217,737	$1,067,045
Ending balance: individually evaluated for impairment	1,388	25,150	3,158	5,154	-	2,882	37,732
Ending balance: legacy Roma collectively evaluated for impairment	39,874	238,287	14,981	399,018	2,327	176,562	871,049
Ending balance: acquired loans collectively evaluated for impairment	7,375	48,729	-	37,343	-	36,684	130,131
Ending balance: loans acquired with deteriorated credit quality	$532	$9,420	$-	$11,022	$5,550	$1,609	$28,133

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table summarizes information regarding troubled debt restructuring as of June 30, 2013 ($ in thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Commercial Real Estate - Roma Bank	5	$ 7,051	$ 7,496
Commercial Real Estate - RomAsia	1	$721	$710

There have been no modifications that were considered troubled debt restructuring during the three and six month periods ended June 30, 2013 and 2012.

There were no troubled debt restructurings that subsequently defaulted since their restructure.

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

The second loan detailed above was modified in the fourth quarter of 2011, RomAsia Bank modified a commercial real estate loan (the second loan above) by reducing the interest rate, waiving principal for a period of three months, and advancing additional funds to bring real estate taxes current. At the time of modification an impairment of $41,000 was recognized. The loan is performing as agreed since the modification.

NOTE J – REAL ESTATE HELD FOR SALE

The Company has a contract for the sale of vacant land at the site of its Center City branch.  As of June 30, 2013, the location was classified as held for sale and carried at lower of cost or fair value of $138,000. This sale is expected to close in the third or fourth quarter of 2013. At December, 31,2012, the Company had this location and its former loan center classified as held for sale and carried at lower or cost or fair value of $1,627,000.  In January 2013, the loan center location was sold for a gain of $581,000.

NOTE K - DEPOSITS

A summary of deposits by type of account as of June 30, 2013 and December 31, 2012 is as follows (dollars in thousands):

	June 30, 2013		December 31, 2012
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand:
Non-interest bearing checking	$78,905	0.00%	$71,287	0.00%
Interest bearing checking	238,290	0.11%	243,379	0.11%
	317,195	0.08%	314,666	0.09%
Savings and club	507,396	0.23%	513,696	0.26%
Certificates of deposit	583,262	1.22%	656,207	1.31%
Total	$1,407,853	0.61%	$1,484,569	0.69%

NOTE L – FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At June 30, 2013 and December 31, 2012, Roma Bank and RomAsia Bank had outstanding FHLBNY advances as follows (dollars in thousands):

June 30, 2013	December 31, 2012	Interest Rate	Maturity Date

$ 23,000	$23,000	3.90%	10/29/2017
11,075	12,553	1.03%	01/18/2017
-	1,500	2.09%	03/19/2013
1,360	1,430	1.53%	05/31/2022
1,310	1,414	1.05%	06/03/2019
1,404	1,403	0.80%	08/22/2016
1,119	1,146	1.12%	05/15/2017
1,074	1,074	1.21%	04/12/2017
-	1,000	0.51%	03/19/2013
1,000	1,000	0.72%	03/19/2014
1,000	1,000	0.98%	03/19/2015
870	870	1.21%	04/12/2017
-	750	1.17%	02/22/2013
692	692	1.00%	03/14/2016
500	500	1.73%	02/22/2014
500	500	1.52%	12/23/2013
500	500	2.08%	12/22/2014
500	500	2.61%	12/21/2015
500	500	3.08%	12/21/2016
341	373	2.11%	02/01/2016
578	677	1.79%	03/14/2016
$47,323	$52,385

NOTE L – FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Securities sold under agreements to repurchase are treated as financings and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at June 30, 2013 and December 31, 2012. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015, at 3.22%; $20.0 million maturing in 2018, at 3.51%; and $10.0 million maturing in 2018, at 3.955%. The repurchase agreement is collateralized by securities described in the underlying agreement which are held in safekeeping by the FHLBNY. At June 30, 2013 the fair value of the mortgage-backed securities used as collateral under the repurchase agreement was approximately $52.6 million.

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

NOTE M – RETIREMENT PLANS

Components of net periodic pension cost for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,		Six months Ended June 30,
	2013	2012	2013	2012

Service cost	$279	$179	$558	$358
Interest cost	197	180	394	360
Expected return on plan assets	(245)	(204)	(490)	(408)
Amortization of unrecognized net loss	215	192	430	384
Amortization of unrecognized past service liability	-	3	-	6

Net periodic benefit expense	$446	$350	$892	$700

The Company expects to make contributions of approximately $1,154,000 during 2013 which includes the amounts previously contributed in 2013 year to date.

NOTE N – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit.  Outstanding loan commitments at June 30, 2013 were as follows (in thousands):

June 30,
2013
Residential mortgage and equity loans	$14,132
Commercial loans committed not closed	12,473
Commercial lines of credit	35,067
Consumer unused lines of credit	65,984
Commercial letters of credit	2,561
$130,217

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

NOTE N – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (Continued)

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at June 30, 2013 and December 31, 2012 is as follows (in thousands):

	June 30, 2013	December 31, 2012
Standby by letters of credit	$2,561	$2,891
Outstanding loan and credit line commitments	$127,656	$145,412

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The current amount of the liability related to guarantees under standby letters of credit issued is not material as of June 30, 2013.

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

The Banks have non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2013: (In thousands)

Year Ended June 30:

2014	$1,154
2015	859
2016	885
2017	896
2018	891
Thereafter	7,310
Total Minimum Payments Required	$11,995

Included in the total required minimum lease payments is $1,501,597 of payments to the LLC. The Company eliminates these payments in consolidation.

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

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value June 30, 2013
	(In Thousands)
Mortgage backed securities-U.S. Government Sponsored Enterprises (GSEs)	$-	$10,116	$-	$10,116
Obligations of state and political subdivisions	-	3,707	-	3,707
U.S. Government (including agencies)	-	7,840	-	7,840
Corporate bond	-	500	-	500
Equity securities	-	56	-	56
Mutual funds	-	3,951	-	3,951
Securities available for sale	$-	$26,170	$-	$26,170

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value June 30, 2013
	(In Thousands)

Impaired loans	$-	$-	$17,929	$17,929
Real estate and other assets owned	$-	$-	$6,062	$6,062
Real estate held for sale	$-	$-	$138	$138

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Assets measured at fair value on a nonrecurring basis and for which Roma Financial Corporation has utilized level 3 inputs to determine fair value were immaterial at June 30, 2013.The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Roma Financial Corporation has utilized level 3 inputs to determine fair value:

Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
(In Thousands)
Impaired loans	$ 17,929	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% to 20.0% (2)
Real estate and other assets owned	$ 6,062	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% to 10.0% (2)
Real estate held for sale	$ 138	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% (2)

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses are presented as a percent of the appraisal.

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between Level 1, 2, and 3 for the six months ended June 30, 2013.

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

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans carried at fair value are those impaired loans in which the Company has measured impairment generally based on the fair value of the related loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at June 30, 2013 consists of the loan balances of $23.10 million, net of cumulative charge offs of $5.2 million. The fair value at December 31, 2012 consists of the loan balances of $22.7 million, net of cumulative charge offs of $5.6 million. The fair value measurement of impaired loans is Level 3 in the fair value hierarchy.

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

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012

Mortgage Servicing Rights

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

 Federal Home Loan Bank of New York Advances and Securities Sold Under Agreements to Repurchase (Carried at Cost)

Fair values of FHLB advances are determined by discounting the anticipated future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities. Securities sold under agreements to repurchase are estimated using discounted cash flow analysis, based on quoted prices for available borrowings with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.   The fair value measurement of FHLBNY Advances and Securities Sold Under Agreement to Repurchase is Level 2 in the fair value hierarchy.

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments was not considered material as of June 30, 2013 and December 31, 2012.

The carrying amounts and estimated fair values of financial instruments as of June 30, 2013 are as follows:

	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$155,762	$155,762	$155,762	$-	$-
Securities available for sale	26,170	26,170	-	26,170	-
Investment securities held to maturity	96,920	95,632	-	95,632	-
Mortgage-backed securities held to maturity	299,426	307,126		307,126	-
Loans receivable	1,024,177	1,042,846	-	-	1,042,846
Federal Home Loan Bank of New York and ACBB Stock	9,159	9,159	-	9,159	-
Accrued interest receivable	4,801	4,801	4,801	-	-
Mortgage servicing rights	708	708	-	-	708
Financial liabilities:
Deposits	1,407,853	1,424,887	-	1,424,887	-
Federal Home Loan Bank of New York Advances	47,323	49,931	-	49,931	-
Securities sold under agreements to Repurchase	40,000	44,288	-	44,288	-
Accrued interest payable	389	389	389	-	-

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The carrying amounts and estimated fair values of financial instruments as of December 31, 2012 are as follows:

	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$144,451	$144,451	$144,451	$-	$-
Securities available for sale	28,921	28,921	-	28,921	-
Investment securities held to maturity	127,916	129,488	-	129,488	-
Mortgage-backed securities held to maturity	343,318	363,918		363,918	-
Loans receivable	1,037,404	1,061,434	-	-	1,061,434
Federal Home Loan Bank of New York and ACBB Stock	9,002	9,002	-	9,002	-
Accrued interest receivable	5,474	5,474	5,474	-	-
Mortgage servicing rights	657	657	-	-	657

Financial liabilities:
Deposits	1,484,569	1,484,569	-	1,495,149	-
Federal Home Loan Bank of New York Advances	52,385	56,500	-	56,500	-
Securities sold under agreements to Repurchase	40,000	46,142	-	46,142	-
Accrued interest payable	450	450	450	-	-

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

NOTE P –ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012
	(In Thousands)

Net unrealized gain (loss) on securities available for sale	$(148)		$763
Tax effect	59		(326)
Net of tax amount	(89)		437

Minimum pension liability	(10,003)		(10,003)
Tax effect	4,001		4,001
Net of tax amount	(6,002)		(6,002)

Accumulated other comprehensive loss	(6,091)		(5,565)
Accumulated other comprehensive loss attributable to noncontrolling interest	(3)		(33)
Accumulated other comprehensive loss	$(6,094)	$	(5,598)

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

While we are subject to the OCC Agreement, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms.  There also is no assurance that we will successfully address the OCC’s concerns in the OCC Agreement or that we will be able to fully comply with the OCC Agreement.  If we do not fully comply with the OCC Agreement, the Bank could be subject to further regulatory actions, including enforcement actions. As of June 30, 2013, Roma Bank has complied with the terms of the OCC Agreement and met all timelines established in the OCC Agreement.

NOTE R- MERGER AGREEMENT

On December 19, 2012, Roma Financial Corporation, Roma Bank and Roma Financial Corporation, MHC entered into an Agreement and Plan of Merger with Investors Bancorp, Inc., Investors Bank, and Investors Bancorp, MHC which contemplates the consummation of a series of related merger transactions (“the Mergers”). Pursuant to the terms of the Agreement and Plan of Merger, each share of Roma Financial common stock issued and outstanding immediately prior to the effective date of the Merger will be converted into the right to receive 0.8653 shares of Investors Bancorp common stock. The Mergers are intended to qualify as a tax-free reorganizations for federal income tax purposes.  The Mergers and the Agreement and Plan of Merger were approved by the stockholders of both the Company and Investors in June although the parties are still awaiting final regulatory approval. The Mergers are expected to close during the third quarter of 2013. Merger costs in the amount of $672,000 and $953,000 have been expensed for the three and six months ended June 30, 2013.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

General

Total assets decreased by $82.5 million to $1.71 billion at June 30, 2013 compared to $1.81 billion at December 31, 2012. Total liabilities decreased $84.1 million to $1.51 billion at June 30, 2013 compared to $1.60 billion at December 31, 2012.  Total stockholders’ equity increased $2.6 million to $217.2 million at June 30, 2013. The decrease in assets was a result of a decrease in the securities portfolio of $77.6 million, as the proceeds from principal repayments and calls were not reinvested, and the reduction in the deposit portfolio of $76.7 million.

Deposits

Total deposits decreased $76.7 million to $1.41 billion at June 30, 2013, compared to $1.48 billion at December 31, 2012. Non-interest bearing demand deposits increased $7.6 million to $78.9 million at June 30, 2013, and interest bearing demand deposits decreased $5.1 million to $238.38 million. Savings and club accounts decreased $6.3 million to $507.4 million, and certificates of deposit decreased $72.9 million to $583.3 million at June 30, 2013. The Company has continued to lower deposit rates to control interest margin.

Investments (Including Mortgage-Backed Securities)

The investment portfolio decreased $77.6 million to $422.5 million at June 30, 2013, compared to $500.1 million at December 31, 2012. Securities available for sale decreased $2.7 million to $26.2 million at June 30, 2013, compared to $28.9 million at December 31, 2012, primarily due to calls and principal repayments.   Investments held to maturity decreased $31.0 million to $96.9 million at June 30, 2013, compared to $127.9 million at December 31, 2012, primarily due to calls. Mortgage-backed securities decreased $43.9 million to $299.4 million at June 30, 2013, compared to $343.3 million at December 31, 2012.

Loans

Net loans decreased by $13.2 million to $1.024 billion at June 30, 2013, compared to $1.037 billion at December 31, 2012.  Commercial and multi-family real estate mortgages decreased $12.0 million to $309.6 million at June 30, 2013 compared to $321.6 million at December 31, 2012. The decline in the portfolio was primarily a result of scheduled amortized principal repayments Gross construction loans increased $1.2 million to $27.2 million at June 30, 2013, compared to $26.0 million at December 31, 2012. Residential and consumer loans increased $2.1 million from December 31, 2012 to June 30, 2012.

Other Assets

All other asset categories, except cash and cash equivalents, decreased by $2.9 million from December 31, 2012 to June 30, 2013. This decrease was primarily caused by the reduction in the real estate owned portfolio and a decrease in the deferred tax asset.

Federal Home Loan Bank of New York Advances

The $5.1 million decrease in FHLBNY advances during the six months ended June 30, 2013 was due to principal repayments.  At June 30 2013, outstanding FHLBNY advances were $47.3 million, compared to $52.4 million at December 31, 2012.

Other Liabilities

Other liabilities decreased $2.6 million to $15.5 million at June 30, 2013. The net decrease was result of many small decreases in various categories.

Stockholders’ Equity

Stockholders’ equity increased $1.6 million to $217.2 million at June 30, 2013 compared to $215.6 million at December 31, 2012. The net increase was primarily caused by net income of $1.0 million.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General

Net income decreased $1.3 million to a net loss of $355 thousand for the quarter ended June 30, 2013, compared to net income of $896 thousand. The decrease is primarily related to a $631 thousand decline in net interest income, a $655 decline in non-interest income, merger expenses of $672 thousand and a loss on returned checks of $1.8 million. Offsetting these items were a $1.0 million decrease in the provision for loan loss, a $745 thousand decrease in other non-interest expense, and a decrease in income taxes of $727 thousand.

Interest Income

Interest income decreased by $1.9 million to $14.9 million for the three months ended June 30, 2013 compared to $16.8 million for the prior year period. The decrease was primarily caused by a decrease of $535 thousand in interest income from investments securities and a decrease of $1.2 million in interest income from mortgage-backed securities. The Company has experienced significant security calls over the last eighteen months since January 1, 2012. Because the demand for commercial loans continues to be sluggish, and the majority of the thirty year mortgages are being sold, proceeds from called securities are being reinvested in shorter term securities at much lower yields or held in overnight funds. Interest income from loans decreased $242 thousand to $11.6 million for the three months ended June 30, 2013.  Interest income from residential mortgage loans increased $801 thousand over the comparable quarter ended June 30, 2012, while interest income from equity loans decreased $564 thousand.  The weighted average interest rates for mortgage and equity loans at June 30, 2013 were 4.24% and 4.40%, respectively, compared to 4.79% and 4.65%, respectively, in the prior year.  Interest income from commercial and multifamily mortgage loans and commercial and industrial loans decreased $974 thousand from period to period.  The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 5.04% at June 30, 2013, and 5.50% at June 30, 2012.  Loan fees increased by $149 thousand.

Interest Expense

Interest expense decreased $1.3 million for the three month period ended June 30, 2013 to $2.9 million compared to $4.2 million for the three months ended June 30, 2012. The decrease was primarily due to a $1.0 million decrease in interest paid on deposits. Total deposits have decreased by $105.4 million over the twelve month period ended June 30, 2013. The Company has continued to lower rates to better manage interest margins since the beginning of 2012; the weighted average interest rate has decreased 19 basis points to 0.61% at June 30, 2013, compared to 0.80% at June 30, 2012. Interest expense on borrowed funds decreased $295 thousand to $652 thousand.

Provision for Loan Losses

The loan loss provision for the three months ended June 30, 2013 decreased $1.0 million to $344 thousand. The decrease in the provision is primarily related to a decrease in the allowance methodology environmental factor relating to risk rating based on an improvement in the risk rating migration, fewer charge offs, and loan growth.

Total non-performing loans were $42.4 million and $47.9 million at June 30, 2013 and December 31, 2012, respectively. The legacy Roma and RomAsia non-performing loans were $28.3 million and $22.9 million at June 30, 2013 and December 31, 2012, respectively. The allowance for loan losses to non-performing legacy Roma and RomAsia loans was 31.5% and 27.4% at June 30, 2013 and December 31, 2012, respectively, and allowance for loan loss to total legacy Roma and RomAsia loans represented 0.98% and 0.95%, respectively, for the same periods of time.  Total loans are net of $6.8 million and $8.9 million of credit marks on the acquired loans at June 30, 2013 and December 31, 2012, respectively.  Total allowance for loan loss and credit marks were 1.48% and 1.63% of total gross loans at June 30, 2013 and December 31, 2012.

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

Non-Interest Income

Non-interest income decreased $655 thousand to $1.4 million for the three months ended June 30, 2013, compared to $2.1 million for the three months ended June 30, 2012.  The net decrease was chiefly due to decreases in: gains on sale of mortgage loans of $257 thousand; income from bank owned life insurance of $11 thousand; commissions on the sale of title policies of $24 thousand; gain on sale of securities of $13; fees and service charges on loans and deposits of $144 thousand, realized loss on real estate owned of $92 thousand and, $110 thousand in other non-interest income primarily related to mortgage servicing rights income and ATM fees.

Non-Interest Expense

Non-interest expense increased $1.7 thousand to $13.8 million for the three months ended June 30, 2013 compared to $12.1 million for the three months ended June 30, 2012. The two largest increases were in $1.8 million loss on returned checks and $672 thousand of merger costs. Roma Bank was the victim of a check kiting scheme by one of its commercial deposit and loan customers.  The loss before tax was approximately $1.8 million, net of a $259 thousand insurance recovery.  The Bank is aggressively pursuing collection of the loss from the customer and with the appropriate authorities, however, the timing and potential results of these efforts are uncertain. Salaries and employee benefits decreased $236 thousand to $6.1 million for the three months ended June 30, 2013, compared to the same period in the prior year. This decrease is reflective of a decline in overall FTEs from June 30, 2012 to June 30, 2013 of 48. Net occupancy of premises expense decreased $45 thousand for the three month period ended June 30, 2013.  Loan expense for commercial and mortgage loans increased $132 thousand from period to period primarily related to the costs associated with redeeming tax certificates and collection costs on impaired loans. Other non-interest expenses increased by $644 thousand to $1.3 million for the three months ended June 30, 2013, compared to $2.0 million for the same period in the prior year.

Provision for Income Taxes

Income tax expense decreased by $727 thousand to a net tax benefit of $393 thousand for the three months ended June 30, 2013, compared to an expense of $334 thousand for the three months ended June 30, 2012, due to the net loss in 2013. Income tax expense represented an effective rate of  (54.5)% for the three months ended June 30, 2013, compared to 26.7% in the prior year quarter. The Company pays a state tax rate of 3.6% on the taxable income of the Investment Company and 9.0 % on the taxable income of the other entities.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

General

Net income declined $1.3 million to $1.0 million for the six months ended June 30, 2013, compared to $2.3 million for the prior year period. The decrease was primarily related to a decline in interest income of $4.0 million, a decline in non-interest income of $713 thousand, a loss of $1.8 million on returned checks and $953 thousand of merger expenses offset by decreases in interest expense of $2.6 million, provision for loan losses of $2.4 million and income taxes of $491 thousand.

Interest Income

Interest income decreased by $4.0 million to $30.4 million for the six months ended June 30, 2013, compared to $34.5 million for the prior year period. The decrease was primarily caused by a decrease of $3.8 million in interest income from investments. The Company has experienced significant security calls since January 1, 2012. Because the demand for commercial loans continues to be sluggish, and the majority of the thirty year mortgages are being sold, proceeds from called securities are being reinvested in shorter term securities at much lower yields or in overnight funds. Interest income from loans decreased $283 thousand to $23.6 million for the six months ended June 30, 2013. Interest income from residential mortgage loans increased $555 thousand over the comparable six months ended June 30, 2012, while interest income from equity loans decreased $517 thousand.  The weighted average interest rates for mortgage and equity loans at June 30, 2013 were 4.24% and 4.40%, respectively, compared to 4.79% and 4.65%, respectively, in the prior year.  Interest income from commercial and multifamily mortgage loans and commercial and industrial loans decreased $510 thousand from period to period.  The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 5.04% at June 30, 2013, and 5.50% at June 30, 2012. Loan fees increase by $189 thousand.

Interest income from mortgage-backed securities decreased $1.3 million over the comparable six months in 2012. The decrease was primarily due to a decrease in yields. Interest income from investments held to maturity decreased $2.5 million for the six months ended June 30, 2013. This decrease was primarily due to a decrease in the portfolio from year to year and the reinvestment of the proceeds of called securities into lower yielding investments.  Interest income on securities available for sale decreased $26 thousand from period to period.

Interest Expense

Interest expense decreased $2.6 million for the six month period ended June 30, 2013 to $5.9 million compared to $8.5 million for the six months ended June 30, 2012. The decrease was primarily due to a $2.3 million decrease in interest paid on deposits. Total deposits have decreased by $105.4 million over the twelve month period ended June 30, 2013. The Company has continued to lower rates to better manage interest margins over the last several months; the weighted average interest rate has decreased 19 basis points to 0.61% at June 30, 2013, compared to 0.80% at June 30, 2012.

Provision for Loan Losses

The loan loss provision for the six months ended June 30, 2013 decreased $2.4 million to $202 thousand. The decrease in the provision is primarily related to a decrease in the allowance methodology environmental factor relating to risk rating migration, lower charge offs, and loan portfolio growth.

Total non-performing loans were $42.4 million and $47.9 million at June 30, 2013 and December 31, 2012, respectively. The legacy Roma and RomAsia non-performing loans were $28.3 million and $22.9 million at June 30, 2013 and December 31, 2012, respectively. The allowance for loan losses to non-performing legacy Roma and RomAsia loans was 31.5% and 27.4% at June 30, 2013 and December 31, 2012, respectively, and allowance for loan loss to total legacy Roma and RomAsia loans represented 0.98% and 0.95%, respectively, for the same periods of time.  Total loans are net of $6.8 million and $8.9 million of credit marks on the acquired loans at June 30, 2013 and December 31, 2012, respectively.  Total allowance for loan loss and credit marks were 1.48% and 1.63% of total gross loans at June 30, 2013 and December 31, 2012.

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

Non-Interest Income

Non-interest income decreased $713 thousand to $3.1 million for the six months ended June 30, 2013, compared to $3.8 million for the six months ended June 30, 2012.  The net decrease was chiefly due to decreases in: gain on sale of mortgage loans of $314 thousand; income from bank owned life insurance of $22 thousand; $12 thousand in gain on sale of securities; $285 on fees and charges;  $24 thousand in commissions on sales of title policies; gains on sale of available for sale securities of $12 thousand, realized losses on real estate owned of $504 thousand, and, $136 thousand in other non-interest income primarily related to gains on calls of securities, mortgage servicing rights income and ATM fees, offset by an increase in the gain on sale of real estate held for sale of $584 thousand.

Non-Interest Expense

Non-interest expense increased $2.1 million to $25.8 million for the six months ended June 30, 2013, compared to $23.8 million for the six months ended June 30, 2012. The most significant changes in non-interest expense for the comparable six month periods were merger expenses of $953 thousand and a loss on returned checks of $1.8 million.  Roma Bank was the victim of a check kiting scheme by one of its commercial deposit and loan customers. The loss before tax was approximately $1.8 million, net of a $250 thousand insurance recovery, and after taxes approximately $1.1 million. The Bank is aggressively pursuing collection of the loss from the customer and with the appropriate authorities, however, the timing and potential results of these efforts are uncertain.

Salaries and employee benefits, net occupancy expense and equipment expense all changed less than $50 thousand for the comparable six month periods. Overall FTEs decreased by 48 from year to year. Federal Deposit Insurance Premiums increased $311 thousand for the six months ended June 30, 2013 compared to the same period in 2012. Commercial and residential loan expense decreased $534 thousand as costs associated with redeeming tax certificates and collection costs declined. Other non-interest expenses decreased $414 thousand from year to year.

Provision for Income Taxes

Income tax expense decreased by $491 thousand to $470 thousand for the six months ended June 30, 2013 compared to $961 thousand for the six months ended June 30, 2012 primarily as a result of lower pre-tax income. Income tax expense represented an effective rate of  30.6% for the six months ended June 30, 2013, compared to 28.7% in the prior year nine months. The Company pays a state tax rate of 3.6% on the taxable income of our investment company and 9.0 % on the taxable income of the other entities.

Agreement with the OCC

On September 21, 2012, Roma Bank entered into an agreement with the Office of the Comptroller of the Currency (the “OCC Agreement”), Roma Bank’s primary regulator. The OCC Agreement requires Roma Bank to take certain actions, including, but not limited to:

• Establishing a compliance committee to oversee Roma Bank’s obligations under the OCC Agreement and to prepare and submit written progress reports to the OCC on a periodic basis regarding Roma Bank’s compliance with the terms of the OCC Agreement;
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

As of June 30, 2013, Roma Bank has complied with the terms of the OCC Agreement and met all timelines established in the OCC Agreement.

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

New Accounting Pronouncements

In June 2013, the FASB issued ASU No. 2013-08, Financial Services-Investment Companies (Topic 946); Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this update modify the guidance for determining whether an entity is an investment company, update the measurement requirements for noncontrolling interests in other investment companies and require additional disclosures for investment companies under US GAAP. The amendments in the update develop a two-tiered approach for the assessment of whether an entity is an investment company which requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics. The amendments in the update also revise the measurement guidance in Topic 946 such that investment companies must measure non controlling ownership interests in other investment companies at fair value, rather than applying the equity method of accounting to such interests.  The amendments are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier adoption is prohibited. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205); Liquidation Basis of Accounting.  The amendments in this update require an entity to present its financial statements using the liquidation basis of accounting when liquidation is imminent unless the liquidation follows a plan that was specified in the entity’s governing documents at the entity’s inception.  Liquidation is imminent when the likelihood is remoter that the entity will return form liquidation and either (a) a plan for liquidation is approved by the person or persons with authority to make such a plan effective or (b) a plan for liquidation is being imposed by other forces.  The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The amendments in this update are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

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

Net Portfolio Value

The following table presents Roma Bank’s net portfolio value as of March 31, 2013. The net portfolio values shown in this table were calculated using an independently prepared Asset Liability Management Report, based on information provided by Roma Bank (in thousands):
March 31, 2013
($ thousands)				Net economic value as % of asset net portfolio
Changes in Rate	Amount	$ Change	% change	NEV Ratio	Basis point change
+400 bp	$ 131,147	$ (99,145)	(43.05)%	9.00%	(496)
+300 bp	165,759	(64,534)	(28.02)	10.95	(301)
+200 bp	201,967	(28,326)	(12.30)	12.88	(108)
+100 bp	225,011	(5,281)	(2.29)	13.93	(3)
0 bp	233,372	-	-	13.80	-
-100 bp	235,930	5,637	2.45	14.12	16

The following table presents RomAsia Bank’s net portfolio value as of March 31, 2013. The net portfolio values shown in this table were calculated using an independently prepared Asset Liability Management Report, based on information provided by RomAsia Bank (in thousands):
March 31, 2013
($ thousands)				Net economic value as % of asset net portfolio
Changes in Rate	Amount	$ Change	% change	NEV Ratio	Basis point change
+400 bp	$ 10,950	$ (10,134)	(48.06)%	8.33%	(474)
+300 bp	13,878	(7,206)	(34.18)	10.16	(291)
+200 bp	16,841	(4,243)	(20.12)	11.86	(121)
+100 bp	19,355	(1,729)	(8.20)	13.18	11
0 bp	21,084	-	-	13.07	-
-100 bp	21,644	560	2.66	14.15	108

Management of the Company believes that there has not been a material adverse change in the market risk during the six months ended June 30, 2013.

ITEM 4 – Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2013.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2013.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

There were no material pending legal proceedings at June 30, 2013 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – Risk Factors

Management does not believe there were any material changes to the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2012.

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

ROMA FINANCIAL CORPORATION
(Registrant)

Date:	August 9, 2013	/s/ Peter A. Inverso
Peter A. Inverso
President and Chief Executive Officer

Date:	August 9, 2013	/s/ Sharon L. Lamont
Sharon L. Lamont
Chief Financial Officer