Form 10-Q/A
period 2013-06-30
ROMA FINANCIAL CORP
filed 2013-10-08
CIK 1355823

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

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

EXPLANATORY NOTE
Roma Financial Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as filed with the Securities and Exchange Commission on August 9, 2013 to correct several typographical errors in Items 1, 2 and 3 of the filed version.  In accordance with Rule 12b-15, the complete text of these items, as corrected, is included in this Form 10-Q/A.  This Form 10-Q/A does not otherwise, update, amend or change the Form 10-Q and should be read as though filed as of the original filing date of the Form 10-Q.

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

      Item 1:      Legal Proceedings

      Item 1A:   Risk Factors

      Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds

      Item 3:      Defaults Upon Senior Securities

      Item 4:      Mine Safety Disclosures

      Item 5:      Other Information

      Item 6:      Exhibits

SIGNATURES		51

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except per share datea)
Assets

Cash and amounts due from depository institutions	$21,960	$18,523
Interest-bearing deposits in other banks	132,790	93,073
Money market funds	1,012	32,855
Cash and Cash Equivalents	155,762	144,451
Investment securities available for sale (“AFS”) at fair value	26,170	28,921
Investment securities held to maturity (“HTM”) at amortized cost (fair value of $95,632 and $129,488, respectively)	96,920	127,916
Mortgage-backed securities held to maturity at amortized cost (fair value of $307,126 and $363,918, respectively)	299,426	343,318
Loans receivable, net of allowance for loan losses of $8,916 and $8,669, respectively	1,024,177	1,037,404
Real estate and other repossessed assets owned	6,062	8,340
Real estate held for sale	138	1,627
Real estate owned via equity investment	3,731	3,783
Premises and equipment, net	47,566	46,982
Federal Home Loan Bank of New York and ACBB stock	9,159	9,002
Accrued interest receivable	4,801	5,474
Bank owned life insurance	35,134	34,587
Goodwill	1,826	1,826
Deferred tax asset	13,545	14,229
Other assets	7,243	6,280
Total Assets	$1,731,660	$1,814,140
Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$78,905	$71,287
Interest bearing	1,328,948	1,413,282
Total deposits	1,407,853	1,484,569
Federal Home Loan Bank of New York advances	47,323	52,385
Securities sold under agreements to repurchase	40,000	40,000
Advance payments by borrowers for taxes and insurance	3,784	3,433
Accrued interest payable and other liabilities	15,503	18,144
Total Liabilities	1,514,463	1,598,531
Stockholders’ Equity
Common stock, $0.10 par value, 45,000,000 shares authorized, 32,731,875 shares issued;
30,166,769 and 30,116,769 shares outstanding at June 30, 2013 and December 31, 2012, respectively	3,274	3,274
Paid-in capital	101,240	101,002
Retained earnings	157,640	156,618
Unearned shares held by Employee Stock Ownership Plan	(4,329)	(4,599)
Treasury stock, 2,565,106 and 2,615,106 shares, respectively	(36,555)	(37,098)
Accumulated other comprehensive loss	(6,094)	(5,598)
Total Roma Financial Corporation stockholders’ equity	215,176	213,599
Noncontrolling interest	2,021	2,010
Total Stockholders’ Equity	217,197	215,609
Total Liabilities and Stockholders’ Equity	$1,731,660	$1,814,140
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

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)
      (Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Supplementary Cash Flows Information
Income taxes paid, net	$430	$50

Interest paid	$5,887	$8,693
Securities purchased and not settled	$-	$8,000
Loans receivable transferred to real estate owned	$3,117	$4,290

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

At June 30, 2013, there were 526,909 shares available for option grants under the 2008 Plan and 226,499 shares available for grants of restricted stock.

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

The following is a summary of the status of the Company’s stock option activity and related information for the year ended December 31, 2012 and for the six months ended June 30, 2013:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance at December 31, 2010	797,200	$13.67
Granted	32,000	13.67
Forfeited	(8,000)	13.67
Balance at December 31, 2011	821,200	$13.67
Forfeited	(17,200)	13.67
Balance at December 31, 2012	804,000	$13.67
Forfeited	(38,000)	13.67
Balance at June 30, 2013	766,000	$13.67	5.11 years	$3,439

Exercisable at June 30, 2013	746,800	$13.67	5.02 years	$3,353

NOTE E – STOCK BASED COMPENSATION (Continued)

The key valuation assumptions and fair value of stock options granted June 15, 2011 were:

Expected life	6.5 years
Risk-free rate	2.26%
Volatility	35.42%
Dividend yield	3.32%
Fair value	$1.70

The following is a summary of the status of the Company’s restricted shares as of June 30, 2013 and changes during the year ended December 31, 2012 and for the six months ended June 30, 2013:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at December 31, 2011	153,350	$11.70
Vested	(52,542)	12.59
Forfeited	(4,685)	13.67
Non-vested restricted shares at December 31, 2012	96,123	$11.08
Vested	(50,000)	12.89
Granted	6,000	16.74
Non-vested restricted shares at June 30, 2013	52,123	$10.04

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

NOTE E – STOCK BASED COMPENSATION (Continued)

The following is a summary of the status of the RomAsia’s stock option activity and related information for the year ended December 31, 2012 and for the six months ended June 30, 2013:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance at December 31, 2010	75,500	$8.47
Forfeited	(9,500)	8.47
Balance at December 31, 2011	66,000	8.47
Forfeited	(7,000)	8.47
Granted	46,500	8.81
Balance at December 31, 2012 and June 30, 2013	105,500	$8.60	7.42 years	$280

Exercisable at June 30, 2013	46,700	$8.47	8.42 years	$130

Stock option expense, related to the RomAsia plan included with compensation expense was $16,000 and $31,000, respectively, for the three and six months ended June 30, 2013 with respective tax benefits of $7,000 and $13,000; and $15,000 and $27,000, respectively, for the three months and six months ended June 30, 2012, with respective tax benefits of $7,000 and $12,000.  At June 30, 2013, approximately $144,000 of unrecognized cost, related to outstanding stock options, which will be recognized over a period of approximately 2.42 years.

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

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale at June 30, 2013 and December 31, 2012 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2013:
Mortgage-backed securities-GSEs	$3,532	$92	$2,146	$204	$5,678	$295
U.S. Government securities	3,376	108	-	-	3,376	108
Obligations of state and political subdivisions	463	35	-	-	463	35
Mutual funds	973	37	2,977	201	3,950	238

	$8,344	$272	$5,123	$405	$13,467	$677
December 31, 2012:
Mortgage-backed securities-GSEs	$72	$2	$2,645	$161	$2,717	$163
Obligation of state and political subdivisions	496	2	-	-	496	2
Corporate bond	-	-	482	18	482	18
Mutual funds	-	-	3,048	87	3,048	87

	$568	$4	$6,175	$266	$6,743	$270

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

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful in accordance with the Company’s internal risk rating system as of June 30, 2013 (In thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$38,878	$865	$1,272	$-	$41,015
Commercial real estate	259,226	10,571	39,801	-	309,598
Commercial real estate-construction	15,593	-	3,069	-	18,662
Residential mortgage	452,150	1,583	12,532	-	466,265
Residential construct.	4,096	-	4,441	-	8,537
Home equity and other consumer	202,378	390	3,378	-	206,146
Total	$972,321	$13,409	$64,493	$-	$1,050,223

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

NOTE K - DEPOSITS

A summary of deposits by type of account as of June 30, 2013 and December 31, 2012 is as follows (dollars in thousands):

	June 30, 2013		December 31, 2012
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand:
Non-interest bearing checking	$78,905	0.00%	$71,287	0.00%
Interest bearing checking	238,290	0.11%	243,379	0.11%
	317,195	0.08%	314,666	0.09%
Savings and club	507,396	0.23%	513,696	0.26%
Certificates of deposit	583,262	1.22%	656,207	1.31%
Total	$1,407,853	0.61%	$1,484,569	0.69%

NOTE L – FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At June 30, 2013 and December 31, 2012, Roma Bank and RomAsia Bank had outstanding FHLBNY advances as follows (dollars in thousands):

June 30, 2013	December 31, 2012	Interest Rate	Maturity Date

$ 23,000	$23,000	3.90%	10/29/2017
11,075	12,553	1.03%	01/18/2017
-	1,500	2.09%	03/19/2013
1,360	1,430	1.53%	05/31/2022
1,310	1,414	1.05%	06/03/2019
1,404	1,403	0.80%	08/22/2016
1,119	1,146	1.12%	05/15/2017
1,074	1,074	1.21%	04/12/2017
-	1,000	0.51%	03/19/2013
1,000	1,000	0.72%	03/19/2014
1,000	1,000	0.98%	03/19/2015
870	870	1.21%	04/12/2017
-	750	1.17%	02/22/2013
692	692	1.00%	03/14/2016
500	500	1.73%	02/22/2014
500	500	1.52%	12/23/2013
500	500	2.08%	12/22/2014
500	500	2.61%	12/21/2015
500	500	3.08%	12/21/2016
341	376	2.11%	02/01/2016
578	677	1.79%	03/14/2016
$47,323	$52,385

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

•	Adopting a plan, acceptable to the OCC, to strengthen Roma Bank’s credit risk management practices;
•	Adopting and implementing a program, acceptable to the OCC, for the maintenance of an adequate allowance for loan and lease losses;
•	Adopting and implementing a program, acceptable to the OCC, to reduce Roma Bank’s interest in criticized or classified assets;
•	Adopting and implementing an updated program, acceptable to the OCC, to ensure Roma Bank’s compliance with the Bank Secrecy
•	Act and to ensure implementation of a Bank Secrecy Act/Anti-Money laundering Risk Assessment Process;
•	Adopting, implementing and ensuring compliance with an independent internal audit program acceptable to the OCC, and;
•	Establishing a committee to ensure oversight of the Bank’s information technology activities.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

General

Total assets decreased by $82.5 million to $1.71 billion at June 30, 2013 compared to $1.81 billion at December 31, 2012. Total liabilities decreased $84.1 million to $1.51 billion at June 30, 2013 compared to $1.60 billion at December 31, 2012.  Total stockholders’ equity increased $1.6 million to $217.2 million at June 30, 2013. The decrease in assets was a result of a decrease in the securities portfolio of $77.6 million, as the proceeds from principal repayments and calls were not reinvested, and the reduction in the deposit portfolio of $76.7 million.

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

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General

Net income decreased $1.3 million to a net loss of $355 thousand for the quarter ended June 30, 2013, compared to net income of $896 thousand. The decrease is primarily related to a $631 thousand decline in net interest income, a $655 decline in non-interest income, merger expenses of $672 thousand and a loss on returned checks of $1.8 million. Offsetting these items were a $1.0 million decrease in the provision for loan loss, a $644 thousand decrease in other non-interest expense, and a decrease in income taxes of $727 thousand.

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

Total non-performing loans were $42.4 million and $47.9 million at June 30, 2013 and December 31, 2012, respectively. The legacy Roma and RomAsia non-performing loans were $29.3 million and $22.9 million at June 30, 2013 and December 31, 2012, respectively. The allowance for loan losses to non-performing legacy Roma and RomAsia loans was 31.5% and 27.4% at June 30, 2013 and December 31, 2012, respectively, and allowance for loan loss to total legacy Roma and RomAsia loans represented 0.98% and 0.95%, respectively, for the same periods of time.  Total loans are net of $6.8 million and $8.9 million of credit marks on the acquired loans at June 30, 2013 and December 31, 2012, respectively.  Total allowance for loan loss and credit marks were 1.48% and 1.63% of total gross loans at June 30, 2013 and December 31, 2012.

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

Non-Interest Expense

Non-interest expense increased $1.7 million to $13.8 million for the three months ended June 30, 2013 compared to $12.1 million for the three months ended June 30, 2012. The two largest increases were in $1.8 million loss on returned checks and $672 thousand of merger costs. Roma Bank was the victim of a check kiting scheme by one of its commercial deposit and loan customers.  The loss before tax was approximately $1.8 million, net of a $259 thousand insurance recovery.  The Bank is aggressively pursuing collection of the loss from the customer and with the appropriate authorities, however, the timing and potential results of these efforts are uncertain. Salaries and employee benefits decreased $236 thousand to $6.1 million for the three months ended June 30, 2013, compared to the same period in the prior year. This decrease is reflective of a decline in overall FTEs from June 30, 2012 to June 30, 2013 of 48. Net occupancy of premises expense decreased $45 thousand for the three month period ended June 30, 2013.  Loan expense for commercial and mortgage loans increased $132 thousand from period to period primarily related to the costs associated with redeeming tax certificates and collection costs on impaired loans. Other non-interest expenses decreased by $644 thousand to $1.3 million for the three months ended June 30, 2013, compared to $2.0 million for the same period in the prior year.

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

Interest income from mortgage-backed securities decreased $2.5 million over the comparable six months in 2012. The decrease was primarily due to a decrease in yields. Interest income from investments held to maturity decreased $1.3 million for the six months ended June 30, 2013. This decrease was primarily due to a decrease in the portfolio from year to year and the reinvestment of the proceeds of called securities into lower yielding investments.  Interest income on securities available for sale decreased $26 thousand from period to period.

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

Total non-performing loans were $42.4 million and $47.9 million at June 30, 2013 and December 31, 2012, respectively. The legacy Roma and RomAsia non-performing loans were $29.3 million and $22.9 million at June 30, 2013 and December 31, 2012, respectively. The allowance for loan losses to non-performing legacy Roma and RomAsia loans was 31.5% and 27.4% at June 30, 2013 and December 31, 2012, respectively, and allowance for loan loss to total legacy Roma and RomAsia loans represented 0.98% and 0.95%, respectively, for the same periods of time.  Total loans are net of $6.8 million and $8.9 million of credit marks on the acquired loans at June 30, 2013 and December 31, 2012, respectively.  Total allowance for loan loss and credit marks were 1.48% and 1.63% of total gross loans at June 30, 2013 and December 31, 2012.

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

Net Portfolio Value

The following table presents Roma Bank’s net portfolio value as of March 31, 2013. The net portfolio values shown in this table were calculated using an independently prepared Asset Liability Management Report, based on information provided by Roma Bank (in thousands):
March 31, 2013
($ thousands)				Net economic value as % of asset net portfolio
Changes in Rate	Amount	$ Change	% change	NEV Ratio	Basis point change
+400 bp	$ 131,147	$ (99,145)	(43.05)%	9.00%	(496)
+300 bp	165,759	(64,534)	(28.02)	10.95	(301)
+200 bp	201,967	(28,326)	(12.30)	12.88	(108)
+100 bp	225,011	(5,281)	(2.29)	13.93	(3)
0 bp	230,292	-	-	13.96	-
-100 bp	235,930	5,637	2.45	14.12	16

The following table presents RomAsia Bank’s net portfolio value as of March 31, 2013. The net portfolio values shown in this table were calculated using an independently prepared Asset Liability Management Report, based on information provided by RomAsia Bank (in thousands):
March 31, 2013
($ thousands)				Net economic value as % of asset net portfolio
Changes in Rate	Amount	$ Change	% change	NEV Ratio	Basis point change
+400 bp	$ 10,950	$ (10,134)	(48.06)%	8.33%	(474)
+300 bp	13,878	(7,206)	(34.18)	10.16	(291)
+200 bp	16,841	(4,243)	(20.12)	11.86	(121)
+100 bp	19,355	(1,729)	(8.20)	13.18	11
0 bp	21,091	-	-	13.97	-
-100 bp	21,644	560	2.66	14.15	108

Management of the Company believes that there has not been a material adverse change in the market risk during the six months ended June 30, 2013.

PART II – OTHER INFORMATION

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

ROMA FINANCIAL CORPORATION
(Registrant)

Date:	October 8, 2013	/s/ Peter A. Inverso
Peter A. Inverso
President and Chief Executive Officer

Date:	October 8, 2013	/s/ Sharon L. Lamont
Sharon L. Lamont
Chief Financial Officer