Form 10-Q
period 2013-09-30
ROMA FINANCIAL CORP
filed 2013-11-12
CIK 1355823

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 000-52000

ROMA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

UNITED STATES	51-0533946
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2300 Route 33, Robbinsville, New Jersey	08691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 223-8300

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, November 08, 2013:

$0.10 par value common stock - 30,166,769 shares outstanding

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Condition	3
	at September 30, 2013 and December 31, 2012 (Unaudited)

	Consolidated Statements of Income for the Three and Nine Months Ended	4
	September 30, 2013 and 2012 (Unaudited) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012(Unaudited)	5

	Consolidated Statements of Changes in Stockholders’ Equity for the Nine	6
	Months Ended September 30, 2013and 2012 (Unaudited)

	Consolidated Statements of Cash Flows for the Nine Months	7
	Ended September 30, 2013 and 2012 (Unaudited)

	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2:	Management’s Discussion and Analysis of	42
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosure About Market Risk	48

Item 4:	Controls and Procedures	49

PART II - OTHER INFORMATION		49

      Item 1:      Legal Proceedings

      Item 1A:   Risk Factors

      Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds

      Item 3:      Defaults Upon Senior Securities

      Item 4:      Mine Safety Disclosures

      Item 5:      Other Information

      Item 6:      Exhibits

SIGNATURES		51

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands, except for share data)
Assets

Cash and amounts due from depository institutions	$26,601	$18,523
Interest-bearing deposits in other banks	103,431	93,073
Money market funds	-	32,855
Cash and Cash Equivalents	130,032	144,451
Investment securities available for sale (“AFS”) at fair value	24,911	28,921
Investment securities held to maturity (“HTM”) at amortized cost (fair value of $93,618 and $129,488, respectively)	94,716	127,916
Mortgage-backed securities held to maturity at amortized cost (fair value of $286,426 and $363,918, respectively)	278,114	343,318
Loans receivable, net of allowance for loan losses of $8,642 and $8,669, respectively	1,022,039	1,037,404
Real estate and other repossessed assets owned	6,143	8,340
Real estate held for sale	138	1,627
Real estate owned via equity investment	3,704	3,783
Premises and equipment, net	47,058	46,982
Federal Home Loan Bank of New York and ACBB stock	8,921	9,002
Accrued interest receivable	4,664	5,474
Bank owned life insurance	35,411	34,587
Goodwill	1,826	1,826
Deferred tax asset	13,236	14,229
Other assets	6,634	6,280
Total Assets	$1,677,547	$1,814,140

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Non-interest bearing	$76,534	$71,287
Interest bearing	1,276,524	1,413,282
Total deposits	1,353,058	1,484,569
Federal Home Loan Bank of New York advances	46,413	52,385
Securities sold under agreements to repurchase	40,000	40,000
Advance payments by borrowers for taxes and insurance	3,774	3,433
Accrued interest payable and other liabilities	15,711	18,144
Total Liabilities	1,458,956	1,598,531
Stockholders’ Equity
Common stock, $0.10 par value, 45,000,000 shares authorized, 32,731,875 shares issued; 30,166,769 and 30,116,769 outstanding
at September 30, 2013 and December 31, 2012, respectively	3,274	3,274
Paid-in capital	101,420	101,002
Retained earnings	158,747	156,618
Unearned shares held by Employee Stock Ownership Plan	(4,193)	(4,599)
Treasury stock, 2,565,106 and 2,615,106 shares, respectively	(36,555)	(37,098)
Accumulated other comprehensive loss	(6,139)	(5,598)
Total Roma Financial Corporation stockholders’ equity	216,554	213,599
Noncontrolling interest	2,037	2,010
Total Stockholders’ Equity	218,591	215,609
Total Liabilities and Stockholders’ Equity	$1,677,547	$1,814,140
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)		(In thousands, except per share data)
Interest Income
Loans, including fees	$11,400	$11,522	$34,997	$35,402
Mortgage-backed securities held to maturity	2,340	3,391	7,740	11,307
Investment securities held to maturity	384	742	1,317	2,946
Securities available for sale	136	135	345	370
Other interest-earning assets	142	150	440	400
Total Interest Income	14,402	15,940	44,839	50,425

Interest Expense
Deposits	2,031	3,248	6,657	10,144
Borrowings	654	353	1,976	1,986
Total Interest Expense	2,685	3,601	8,633	12,130

Net Interest Income	11,717	12,339	36,206	38,295

(Credit) Provision for loan losses	(122)	2,756	80	5,408

Net Interest Income after Provision for Loan Losses	11,839	9,583	36,126	32,887

Non-Interest Income
Commissions on sales of title policies	264	343	756	859
Fees and service charges on deposits and loans	277	387	851	1,246
Income from bank owned life insurance	348	361	1,035	1,070
Net gain from sale of mortgage loans originated for sale	2	754	486	1,552
Net gain from sale of available for sale securities	-	407	1	420
Realized gain (loss) on real estate held for sale	-	-	581	(3)
Realized (loss) on real estate owned	(147)	(258)	(655)	(262)
Other	271	495	1,044	1,404

Total Non-Interest Income	1,015	2,489	4,099	6,286

Non-Interest Expense
Salaries and employee benefits	5,909	6,372	18,619	19,112
Net occupancy expense of premises	1,080	1,087	3,310	3,349
Equipment	886	970	2,720	2,756
Data processing fees	588	566	1,690	1,688
Federal Deposit Insurance Premium	539	381	1,808	1,339
Commercial and residential loan expense	364	663	1,290	2,123
Merger expense	356	-	1,309	-
(Recovery) Loss on returned items	(6)	-	1,796	-
Other	1,237	1,542	4,249	4,968
Total Non-Interest Expense	10,953	11,581	36,791	35,335

Income Before Income Taxes	1,901	491	3,434	3,838

Income Tax EXPENSE	775	122	1,245	1,083

Net income	1,126	369	2,189	2,755
Plus: net gain attributable to the noncontrolling interest	(19)	(24)	(60)	(98)
Net Income attributable to Roma Financial Corporation	$1,107	$345	$2,129	$2,657
Net income attributable to Roma Financial Corporation per common share
Basic and Diluted	$0.04	$0.01	$0.07	$0.09
Dividends Declared Per Share	$0.00	$0.00	$0.00	$0.12
Weighted Average Number of Common Shares Outstanding
Basic	29,738,434	29,751,979	29,693,492	29,788,312
Diluted	29,919,839	29,751,979	29,841,602	29,788,312
See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Net Income	$1,126	$369	$2,189	$2,755
Other comprehensive income (loss):
Unrealized holding (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during the period	(84)	242	(994)	536
Less: reclassification adjustment for (gains) included in net income	-	(407)	(1)	(420)
Net realized (loss) gain on securities available for sale	(84)	(165)	(995)	116
Tax effect	36	65	421	(55)

Other comprehensive (loss) income, net of tax	(48)	(100)	(574)	61

Comprehensive income	$1,078	$269	$1,615	$2,816
Comprehensive income attributable to the noncontrolling interest	(16)	(29)	(27)	(135)

Comprehensive income attributable to Roma Financial Corporation	$1,062	$240	$1,588	$2,681

See notes to consolidated financial statements.

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock Shares Amount		Paid-In Capital	Retained Earnings	Unearned Shares held By ESOP	Accumulated Other Comprehensive (Loss)	Treasury Stock	Noncontrolling Interest	Total
Balance January 1, 2012	30,321	$3,274	$100,310	$157,669	$(5,141)	$(4,637)	$(35,335)	$1,855	$217,995
Net income for the nine months
ended September 30, 2012	-	-	-	2,657	-	-	-	98	2,755
Other comprehensive income, net	-	-	-	-	-	24	-	37	61
Vesting of restricted stock	49	-	(521)	-	-	-	521	-	-
Dividends declared and paid	-	-	-	(1,675)	-	-	-	-	(1,675)
Treasury shares repurchased	(187)	-	-	-	-	-	(1,698)	-	(1,698)
Stock-based compensation	-	-	960	-	-	-	-	-	960
ESOP shares earned	-	-	(24)	-	405	-	-	-	381
Balance September 30, 2012	30,183	$3,274	$100,725	$158,651	$(4,736)	$(4,613)	$(36,512)	$1,990	$218,779

Balance January 1, 2013	30,116	$3,274	$101,002	$156,618	$(4,599)	$(5,598)	$(37,098)	$2,010	$215,609
Net income for the nine months
ended September 30, 2013	-	-	-	2,129	-	-	-	60	2,189
Other comprehensive loss, net	-	-	-	-	-	(541)	-	(33)	(574)
Vesting of restricted stock	50	-	(543)	-	-	-	543	-	-
Stock-based compensation	-	-	674	-	-	-	-	-	674
ESOP shares earned	-	-	287	-	406	-	-	-	693
Balance September 30, 2013	30,166	$3,274	$101,420	$158,747	$(4,193)	$(6,139)	$(36,555)	$2,037	$218,591

See notes to consolidated financial statements

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities
Net income	$2,189	$2,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,842	1,876
Amortization of premiums and accretion of discounts on securities	614	709
Accretion of deferred loan fees and discounts	(452)	(309)
Amortization of net premiums on loans	343	315
Amortization of premiums on deposits	(13)	(15)
Amortization of premiums on subordinated debt	-	271
Gain on sale of securities available for sale	(1)	(420)
Net gain on sale of mortgage loans originated for sale	(486)	(1,552)
Mortgage loans originated for sale	(19,288)	(41,122)
Proceeds from sales of mortgage loans originated for sale	19,774	42,674
Net realized loss from sales of real estate owned	655	262
Loss on impairment of real estate owned	49	-
Proceeds from sale of real estate held for sale	2,070	327
Realized (gain) loss on sale of real estate held for sale	(581)	3
Provision for loan losses	80	5,408
Stock-based compensation, including warrants	674	960
ESOP shares earned	693	381
Decrease in accrued interest receivable	810	408
Increase in cash surrender value of bank owned life insurance	(824)	(890)
(Increase) decrease in other assets	(354)	553
Decrease in accrued interest payable	(72)	(133)
Decrease in deferred income taxes	1,414	236
Decrease in other liabilities	(2,361)	(547)
Net Cash Provided by Operating Activities	6,775	12,350

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available for sale	3,408	9,997
Proceeds from sale of securities available for sale	500	8,813
Purchases of securities available for sale	(1,085)	(8,161)
Proceeds from maturities, calls and principal repayments of investment securities held to maturity	33,207	188,247
Purchases of investment securities held to maturity	-	(102,904)
Principal repayments on mortgage-backed securities held to maturity	80,259	98,004
Purchases of mortgage-backed securities held to maturity	(15,482)	(38,559)
Net decrease (increase) in loans receivable	11,419	(63,855)
Purchase of bank owned life insurance	-	(4,550)
Net additions to premises and equipment and real estate owned via equity investment	(1,840)	(3,368)
Proceeds from sale of real estate owned	5,468	866
Redemption (purchases) of Federal Home Loan Bank of New York stock	81	(2,661)
Net Cash Provided by Investing Activities	115,935	81,869

Cash Flows from Financing Activities
Net (decrease) in deposits	(131,498)	(83,106)
Increase in advance payments by borrowers for taxes and insurance	341	590
Purchase of treasury stock	-	(1,698)
Dividends paid to minority stockholders of Roma Financial Corp.	-	(2,294)
Repayment of Federal Home Loan Bank of New York advances	(5,972)	(6,240)
Proceeds from Federal Home Loan Bank of New York advances	-	26,211
Repayment of subordinated debentures	-	(2,186)

Net Cash (Used in) Financing Activities	(137,129)	(68,723)
Net (Decrease) Increase in Cash and Cash Equivalents	(14,419)	25,496
Cash and Cash Equivalents – Beginning	144,451	84,659

Cash and Cash Equivalents – Ending	$130,032	$110,158

ROMA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)
      (Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)

Supplementary Cash Flows Information
Income taxes paid, net	$519	$150
Interest paid	$8,705	$12,263
Securities purchased and not settled	$-	$12,000
Loans receivable transferred to real estate owned	$3,975	$5,757

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

Roma Financial Corporation, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in January 2005 in connection with the mutual holding company reorganization.  The MHC has not engaged in any significant business since its formation.  So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company. The MHC, whose activity is not included in these consolidated financial statements, held 22,584,995 shares or 74.5% of the Company’s outstanding common stock at September 30, 2013.

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

Roma Bank and RomAsia Bank are collectively referred to as (the “Banks”).  Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as of July 21, 2011, The MHC and the Company are regulated by the Federal Reserve Bank of Philadelphia and Roma Bank and RomAsia Bank by the Office of the Comptroller of the Currency.

The Banks offer traditional retail banking services, one-to four-family residential mortgage loans, multi-family and commercial mortgage loans, construction loans, commercial business loans and consumer loans, including home equity loans and lines of credit. Roma Bank operates from its main office in Robbinsville, New Jersey, and twenty-three branch offices located in Mercer, Burlington, Camden and Ocean Counties, New Jersey. RomAsia Bank operates from two locations in Monmouth Junction and Edison, New Jersey. As of September 30, 2013, the Banks had 283 full-time employees and 39 part-time employees.  Roma Bank maintains a website at www.romabank.com.  RomAsia Bank maintains a website at www.Romasiabank.com.

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

In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and nine months ended September 30, 2013 and 2012.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year or other interim periods.

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

NOTE C - CONTINGENCIES

The Company, from time to time, is a party to routine litigation that arises in the normal course of business.  In the opinion of management, the resolution of such litigation, if any, would not have a material adverse effect, as of September 30, 2013, on the Company’s consolidated financial position or results of operations.

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
	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013

Net Income attributable to Roma Financial Corporation	$1,107,397	$2,128,904

Weighted average common shares outstanding-basic	29,738,434	29,693,492
Effect of dilutive stock options outstanding	181,405	148,110
Weighted average common shares outstanding-diluted	29,919,839	29,841,602

Earnings per share-basic	$0.04	$0.07
Earnings per share-diluted	$0.04	$0.07

NOTE D – EARNINGS PER SHARE (Continued)
	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012

Net Income attributable to Roma Financial Corporation	$345,251	$2,656,162

Weighted average common shares outstanding-basic	29,751,979	29,788,312
Effect of dilutive stock options outstanding	-	-
Weighted average common shares outstanding-diluted	29,751,979	29,788,312

Earnings per share-basic	$0.01	$0.09
Earnings per share-diluted	$0.01	$0.09

All unvested restricted stock grants for the three and nine months ended September 30, 2013 were anti-dilutive. All stock options outstanding and restricted stock grants for both the three and nine months ended September 30, 2012 were anti-dilutive.

NOTE E – STOCK BASED COMPENSATION

Equity Incentive Plan

At the Annual Meeting held on April 23, 2008, stockholders of the Company approved the Roma Financial Corporation 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. The Company has reserved 1,292,909 shares of common stock for issuance upon the exercise of options granted under the 2008 Plan and 517,164 shares for grants of restricted stock.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Market Value of a share of Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2008 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares.

At September 30, 2013, there were 526,909 shares available for option grants under the 2008 Plan and 226,499 shares available for grants of restricted stock.

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

The following is a summary of the status of the Company’s stock option activity and related information for the year ended December 31, 2012 and for the nine months ended September 30, 2013:

NOTE E – STOCK BASED COMPENSATION (Continued)

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance at January 1, 2012	821,200	$ 13.67
Forfeited	(17,200)	13.67
Balance at December 31, 2012 Forfeited	804,000 (38,000)	$ 13.67 13.67
Balance at September 30, 2013	766,000	$13.67	4.86 years	$ 3,769

Exercisable at September 30, 2013	746,800	$ 13.67	4.77 years	$ 3,674

The following is a summary of the status of the Company’s restricted shares as of September 30, 2013 and changes during the year ended December 31, 2012 and for the nine months ended September 30, 2013:
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested restricted shares at January 1,2012	153,350	$11.70
Vested	(52,542)	12.59
Forfeited	(4,685)	13.67
Non-vested restricted shares at December 31, 2012	96,123	$11.08
Vested	(50,000)	12.89
Granted	6,000	16.74
Non-vested restricted shares at September 30, 2013	52,123	$10.04

Stock option and stock award expenses included in compensation expense were $46,000 and $627,000, respectively, for the three and nine months ended September 30, 2013 with respective tax benefits of $18,000 and $251,000; and $302,000 and $917,000 for the three and nine months ended September 30, 2012, with respective tax benefits of $120,000 and $338,000. At September 30, 2013, there was approximately $505,000 thousand of unrecognized cost, related to outstanding stock options and restricted shares, which will be recognized over a period of approximately 2.05 years and 3.07 years, respectively.

Equity Incentive Plan – RomAsia Bank

The stockholders of RomAsia Bank approved an equity incentive plan in 2009 (the “Plan”). On January 6, 2010, directors, senior officers and certain employees of the RomAsia Bank were granted, in the aggregate, options to purchase 75,500 shares of RomAsia common stock.

The Plan enables the Board of Directors of RomAsia Bank to grant stock options to executives, other key employees and nonemployee directors. The options granted under the Plan may be either incentive stock options or non-qualified stock options. RomAsia has reserved 225,000 shares of its common stock for issuance upon the exercise of options granted under the Plan.  The Plan will terminate in ten years from the grant date.  Options will be granted with an exercise price not less than the Fair Market Value of a share of RomAsia’s Common Stock on the date of the grant. Options may not be granted for a term greater than ten years.  The stock options vest over a five year service period and are exercisable within ten years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of Company’s outstanding shares. At September 30, 2013, there were 114,500 shares available for option grants under the Plan. On March 1, 2012 RomAsia Bank granted 46,500 options. The key valuation assumptions and fair value of stock options granted in March 2012 were:

Expected life	6.5 years
Risk-free rate	1.33%
Volatility	28.30%
Fair value	$2.76

NOTE E – STOCK BASED COMPENSATION (Continued)

The following is a summary of the status of the RomAsia’s stock option activity and related information for the year ended December 31, 2012 and for the nine months ended September 30, 2013:

	Number of Stock Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance at January 1, 2012	66,000	8.47
Forfeited	(7,000)	8.47
Granted	46,500	8.81
Balance at December 31, 2012 and September 30, 2013	105,500	$8.60	7.17 years	$280
Exercisable at September 30, 2013	46,700	$8.47	8.17 years	$130

Stock option expense, related to the Plan included in compensation expense was $16,000 and $47,000, respectively, for the three and nine months ended September 30, 2013 with respective tax benefits of $7,000 and $20,000; and expenses of $16,000 and $43,000, respectively, for the three months and nine months ended September 30, 2012, with respective tax benefits of $7,000 and $19,000.  At September 30, 2013, there was approximately $128,000 of unrecognized cost, related to outstanding stock options, which will be recognized over a period of approximately 2.17 years.

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

Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants.  Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  As of September 30, 2013, there were 419,409 unearned shares. The Company’s ESOP compensation expense was $254 thousand and $693 thousand, respectively, for the three and nine months ended September 30, 2013; and $125 thousand and $381 thousand, respectively, for the three and nine months ended September 30, 2012.

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

NOTE F – STOCK WARRANTS (Continued)

The Warrants expire ten years after being issued. In the event a holder fails to exercise the Warrants prior to their expiration, the Warrants will expire and the holder thereof will have no further rights with respect to the Warrants.

The Warrant expense for minority shareholders, (8.78% ownership), for the three and nine months ended September 30, 2013 and 2012 was $0 for both periods, and respective tax benefits of $0, for both periods.  The warrant expense for the majority shareholder, Roma Financial Corporation, was eliminated in consolidation. The warrants were 100% vested at September 30, 2013.

NOTE G - REAL ESTATE OWNED VIA EQUITY INVESTMENTS

In 2008, Roma Bank, together with two individuals, formed 84 Hopewell, LLC. The LLC was formed to build a commercial office building which includes Roma Bank’s Hopewell branch, corporate offices for the other 50% owners’ construction company and tenant space. Roma Bank made a cash investment of approximately $360,000 in the LLC and provided a loan to the LLC in the amount of $3.6 million. Roma Bank and the construction company both have signed lease commitments to the LLC. With the adoption of guidance in regards to variable interest entities now codified in FASB ASC Topic 810, Consolidation, the Company is required to perform an analysis to determine whether such an investment meets the criteria for consolidation into the Company’s financial statements.  As of September 30, 2013 and December 31, 2012, this variable interest entity met the requirements of ASC Topic 810 for consolidation based on Roma Bank being the primary financial beneficiary. This was determined based on the amount invested by the Bank compared to the other partners to the LLC and the lack of personal guarantees. As of September 30, 2013, the LLC had $3.7 million in fixed assets and a loan from Roma Bank for $3.2 million, which was eliminated in consolidation. The LLC had accrued interest payable to the Bank of $10 thousand at September 30, 2013 and during the nine months then ended the Bank paid $98 thousand in rent to the LLC.  Both of these amounts were eliminated in consolidation. Roma Bank’s 50% share of the LLC’s net income for the three and nine months ended September 30, 2013 was $10 thousand and $28 thousand, respectively.

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following summarizes the amortized cost and estimated fair value of securities available for sale at September 30, 2013 and December 31, 2012 with gross unrealized gains and losses therein:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSEs)	$9,647	$139	$324	$9,462
Obligations of state and political subdivisions:
After five through ten years	2,500	65	44	2,521
After ten years	1,075	71	-	1,146
	3,575	136	44	3,667
U.S. Government (including agencies)
One through five years	5,220	226	12	5,434
After five through ten years	1,000	-	21	979
After ten years	1,432	-	101	1,331
	7,652	226	134	7,744

Equity securities	50	15	-	65
Mutual funds	4,220	-	247	3,973

	$25,144	$516	$749	$24,911

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities-U.S. Government Sponsored Enterprises (GSEs)	$12,115	$327	$163	$12,279
Obligations of state and political subdivisions:
After five through ten years	1,994	127	2	2,119
After ten years	1,583	198	-	1,781
	3,577	325	2	3,900
U.S. Government (including agencies):
One through five years	3,102	116	-	3,218
After five through ten years	3,664	229	-	3,893
After ten years	1,516	21	-	1,537
	8,282	366	-	8,648
Corporate bond	1,000	9	18	991
Equity securities	50	6	-	56
Mutual funds	3,134	-	87	3,047
	$28,158	$1,033	$270	$28,921

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities available for sale at September 30, 2013 and December 31, 2012 are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2013:
Mortgage-backed securities-GSEs	$3,828	$115	$1,806	$209	$5,634	$324
US Government including agencies	3,298	134	-	-	3,298	134
Obligations of state and political subdivisions	955	44	-	-	955	44
Mutual funds	977	39	2,996	208	3,973	247

	$9,058	$332	$4,802	$417	$13,860	$749

December 31, 2012:
Mortgage-backed securities-GSEs	$72	$2	$2,645	$161	$2,717	$163
Obligation of state and political subdivisions	496	2	-	-	496	2
Corporate bond	-	-	482	18	482	18
Mutual funds	-	-	3,048	87	3,048	87

	$568	$4	$6,175	$266	$6,743	$270

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

As of September 30, 2013, the Company’s available for sale portfolio in an unrealized loss position consisted of forty-one securities.  There was one mutual fund, and nineteen mortgage-backed securities in an unrealized loss position for more than twelve months at September 30, 2013.  As of September 30, 2013, there was one mutual fund, two municipal, three government agencies, and fifteen mortgage backed securities in an unrealized loss position for less than twelve months. As of December 31, 2012, the Company’s available for sale portfolio in an unrealized loss position consisted of twenty-nine securities.  There was one mutual fund, one corporate bond, and nineteen mortgage backed securities in an unrealized loss position for more than twelve months at December 31, 2012. There were three mortgage-backed securities, one corporate bond and four government agencies in a loss position for less than twelve months at December 31, 2012.

The available for sale mutual funds are CRA investments that had an unrealized loss for more than twelve months of approximately $208 thousand and $87 thousand at September 30, 2013 and December 31, 2012, respectively.  They have been in a loss position for the last two years with the greatest unrealized loss being approximately $208 thousand.  Management does not believe the mutual fund securities available for sale are other-than-temporarily impaired due to reasons of credit quality.  Unrealized losses in the mortgage-backed securities and corporate bond categories are due to the current interest rate environment and not due to credit concerns.  The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities.  As of September 30, 2013, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement for the nine months ended September 30, 2013.

Proceeds from the sale of securities were $500 thousand with a $1 thousand gain on sale during the nine months ended September 30, 2013.  Proceeds from the sale of securities available for sale amounted to $5.1 million and $8.8 million for the three and nine months ended September 30, 2012, with gross realized gains of $407 thousand and $420 thousand, and gross realized losses of $-0- thousand.

The amortized cost and estimated fair value of securities available for sale at September 30, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(in Thousands)

U.S. Government, Obligations of Political Subdivisions and Corporate bond:
After one to five years	$5,220	$5,434
After five to ten years	3,500	3,500
After ten years	2,507	2,477
Total	11,227	11,411
Mortgage-backed securities	9,647	9,462
Equity securities	50	65
Mutual funds	4,220	3,973
Total	$25,144	$24,911

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The following summarizes the amortized cost and estimated fair value of securities held to maturity at September 30, 2013 and December 31, 2012 with gross unrealized gains and losses therein:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies):
After one through five years	$59,217	$2	$1,086	$58,133
After five through ten years	16,991	-	667	16,324
After ten years	1,000	-	36	964
	77,208	2	1,789	75,421
Obligations of state and political subdivisions:
Less than one year	60	-	-	60
After one through five years	3,477	171	-	3,648
After five through ten years	6,177	363	38	6,502
After ten years	6,201	183	-	6,384
	15,915	717	38	16,594

Corporate and other:
After one through five years	1,493	10	-	1,503
After ten years	100	-	-	100
	1,593	10	-	1,603

	$94,716	$729	$1,827	$93,618

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
U.S. Government (including agencies):
After one through five years	$27,999	$66	$-	$28,065
After five through ten years	81,203	192	65	81,330
After ten years	1,000	1	-	1,001
	110,202	259	65	110,396
Obligations of state and political subdivisions:
After one through five years	2,671	202	-	2,873
After five through ten years	4,830	514	-	5,344
After ten years	8,621	648	-	9,269
	16,122	1,364	-	17,486
Corporate and other:
After one through five years	1,490	14	-	1,504
After ten years	102	-	-	102
	1,592	14	-	1,606

	$127,916	$1,637	$65	$129,488

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2013
U.S. Government (including agencies)	$69,454	$1,753	$964	$36	$70,418	$1,789
Obligations of state and Political subdivisions	402	34	265	4	667	38
	$69,856	$1,787	$1,229	$40	$71,085	$1,827

December 31, 2012
U.S. Government (including agencies)	$15,933	$65	$-	$-	$15,933	$65
	$15,933	$65	$-	$-	$15,933	$65

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

At September 30, 2013, the Company’s held to maturity debt securities portfolio consisted of approximately sixty-three securities, of which thirty were in an unrealized loss position for less than twelve months and two were in a loss position for more than twelve months. At December 31, 2012, the Company’s  held to maturity debt securities portfolio consisted of 77 securities, of which 6 were in an unrealized loss position for less than twelve months and none were in a loss position for more than twelve months. No OTTI charges were recorded for the three or nine months ended September 30, 2013. The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities. Unrealized losses primarily relate to interest rate fluctuations and not credit concerns.

The amortized cost and estimated fair value of securities held to maturity at September 30, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:
	Amortized Cost	Fair Value
	(In Thousands)

One year or less	$60	$60
After one to five years	64,187	63,284
After five to ten years	23,168	22,826
After ten years	7,301	7,448
Total	$94,716	$93,618

Approximately $104.5 million of securities held to maturity are pledged as collateral for Federal Home Loan Bank of New York (“FHLBNY”) advances, borrowings, and deposits at September 30, 2013.

The following tables set forth the composition of our mortgage-backed securities portfolio as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Government National Mortgage Association	$5,281	$173	$224	$5,230
Federal Home Loan Mortgage Corporation	94,390	3,395	441	97,344
Federal National Mortgage Association	176,073	6,849	1,515	181,407
Collateralized mortgage obligations-GSEs	2,370	75	-	2,445

	$278,114	$10,492	$2,180	$286,426

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Government National Mortgage Association	$6,254	$243	$194	$6,303
Federal Home Loan Mortgage Corporation	124,408	5,863	556	129,715
Federal National Mortgage Association	209,157	15,096	1	224,252
Collateralized mortgage obligations-GSEs	3,499	149	-	3,648

	$343,318	$21,351	$751	$363,918

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and the fair value of related mortgage-backed securities held to maturity are as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2013
Government National Mortgage Association	$-	$-	$543	$224	$543	$224
Federal Home Loan Mortgage Corporation	11,633	384	2,912	57	14,545	441
Federal National Mortgage Association	52,177	1,514	135	1	52,312	1,515
	$63,810	$1,898	$3,590	$282	$67,400	$2,180

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2012
Government National Mortgage Association	$-	$-	$859	$194	$859	$194
Federal Home Loan Mortgage Corporation	5,616	218	12,090	338	17,706	556
Federal National Mortgage Association	164	1	-	-	164	1
	$5,780	$219	$12,949	$532	$18,729	$751

As of September 30, 2013, there were three Government National Mortgage Association securities, twenty-three Federal Home Loan Mortgage Corporation securities, forty-one Federal National Mortgage Association, and no collateralized mortgage obligation securities in unrealized loss positions.  At December 31, 2012, there were 3 Government National Mortgage Association, 24 Federal Home Loan  Mortgage Corporation, and, 5 Federal National Mortgage Association, in unrealized loss positions.

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

NOTE H – INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

The amortized cost and estimated fair value of mortgage backed securities held to maturity at September 30, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In Thousands)
One year or less	$2	$2
After one to five years	5,868	6,196
After five to ten years	91,816	93,641
After ten years	180,428	186,587
Total	$278,114	$286,426

NOTE I - LOANS RECEIVABLE, NET

Loans receivable, net, at September 30, 2013 and December 31, 2012 were comprised of the following (in thousands):

	September 30,	December 31,
	2013	2012
Real estate mortgage loans:
Residential mortgage	$475,221	$452,537
Commercial real estate	314,434	321,586
	789,655	774,123
Construction:
Commercial real estate	12,342	18,139
Residential	5,460	7,877
	17,802	26,016
Consumer:
Home equity	196,924	216,383
Other	908	1,354
	197,832	217,737
Commercial	42,518	49,169

Total loans	1,047,807	1,067,045
Less:
Allowance for loan losses	8,642	8,669
Deferred loan fees	1,338	1,469
Loans in process	15,788	19,503
	25,768	29,641
Total loans receivable, net	$1,022,039	$1,037,404

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(In thousands)
Commercial	$1,010	$994
Commercial real estate	23,541	24,550
Commercial real estate – construction	3,069	3,158
Residential mortgage	11,187	10,400
Residential construction	3,998	5,256
Home equity and other consumer	2,336	2,955
Total	$45,141	$47,313

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

The following table summarizes information in regards to impaired loans by loan portfolio as of September 30, 2013 and the three and nine months then ended:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Commercial	$1,948	$2,641	$-
Commercial real estate	40,379	42,528	-
Commercial real estate - construction	3,069	3,069	-
Residential mortgage	13,503	14,556	-
Residential construction	3,998	4,586	-
Home equity and other consumer	4,303	4,540	-
	$67,200	$71,920	$-

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Commercial	$2,201	$22	$1,767	$73
Commercial real estate	41,074	115	37,927	316
Commercial real estate - construction	3,069	-	3,114	-
Residential mortgage	14,287	89	14,491	248
Residential construction	4,219	-	4,774	-
Home equity and other consumer	4,362	32	4,372	94
	$69,212	$258	$66,445	$731

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

At September 30, 2013, impaired loans included $29.1 million of loans, net of credit marks of $4.7 million, which were acquired in the Company’s acquisition of Sterling Banks Inc. in July 2010. Loans totaling $8.1 million which are performing are also included in this total and classified as impaired because they are troubled debt restructurings.

At December 31, 2012, impaired loans included $32.4 million of loans, net of credit marks of $7.7 million, which were acquired in the Sterling acquisition. Loans totaling $8.7 million which are performing, are also included in this total and classified as impaired because they are troubled debt restructurings.

NOTE I - LOANS RECEIVABLE, NET (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of loans receivable by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2013 (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$-	$57	$1,010	$1,067	$41,451	$42,518	$-
Commercial real estate	1,016	1,030	11,717	13,763	300,671	314,434	-
Commercial real estate – constr.	-	-	3,069	3,069	9,273	12,342	-
Residential mortgage	3,045	2,212	11,407	16,664	458,557	475,221	2
Residential construction	-	-	3,881	3,881	1,579	5,460	-
Home equity and other consumer	1,161	946	2,337	4,444	193,388	197,832	-
Total	$5,222	$4,245	$33,421	$42,888	$1,004,919	$1,047,807	$2

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2012 (In thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing

Commercial	$180	$-	$994	$1,174	$47,995	$49,169	$-
Commercial real estate	1,857	2,479	16,014	20,350	301,236	321,586	-
Commercial real estate – constr.	-	-	-	-	18,139	18,139	-
Residential mortgage	5,790	3,373	10,400	19,563	432,974	452,537	250
Residential construction	-	306	5,256	5,562	2,315	7,877	-
Home equity and other consumer	748	1,089	2,955	4,792	212,945	217,737	-
Total	$8,575	$7,247	$35,619	$51,441	$1,015,604	$1,067,045	$250

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful in accordance with the Company’s internal risk rating system as of September 30, 2013 (In thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$40,394	$860	$1,264	$-	$42,518
Commercial real estate	264,693	11,324	38,417	-	314,434
Commercial real estate- construction	9,273	-	3,069	-	12,342
Residential mortgage	460,976	1,573	12,672	-	475,221
Residential construct.	1,462	-	3,998	-	5,460
Home equity and other consumer	194,191	311	3,330	-	197,832
Total	$970,989	$14,068	$62,750	$-	$1,047,807

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful in accordance with the Company’s internal risk rating system as of December 31, 2012: (In thousands)

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$46,749	$207	$2,213	$-	$49,169
Commercial real estate	263,422	25,136	33,028	-	321,586
Commercial real estate (construction)	14,981	-	3,158	-	18,139
Residential mortgage	436,964	1,737	13,836	-	452,537
Residential construct.	2,327	-	5,550	-	7,877
Home equity and other consumer	213,664	634	3,439	-	217,737
Total	$978,107	$27,714	$61,224	$-	$1,067,045

NOTE I - LOANS RECEIVABLE, NET (Continued)

Allowance for Loan Losses
At and For the Three Months and Nine Months Ended September 30, 2013 and 2012

	Commercial	Commercial Real Estate	Commercial Real Estate- Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
	(In thousands)
Allowance for credit losses
Three months ended 09/30/12
Beginning balance	$1,084	$3,687	$601	$1,059	$-	$438	$6,869
Charge-offs	(275)	(1,096)	(135)	(10)	-	(11)	(1,527)
Recoveries	-	23	-	-	-	1	24
Provisions	473	1,996	30	206	-	51	2,756
Ending Balance	$1,282	$4,610	$496	$1,255	$-	$479	$8,122
Three months ended 09/30/13
Beginning balance	$1,059	$4,862	$868	$1,577	$-	$550	$8,916
Charge-offs	-	(172)	-	-	-	(9)	(181)
Recoveries	-	23	-	-	-	7	30
Provisions (Credit)	14	153	(358)	85	-	(17)	(122)
Ending Balance	$1,073	$4,866	$510	$1,662	$-	$531	$8,642
Nine months ended 09/30/12
Beginning balance	$199	$2,181	$668	$1,705	$-	$663	$5,416
Charge-offs	(387)	(2,015)	(297)	(9)	-	(35)	(2,743)
Recoveries	-	33	-	1	-	8	41
Provisions (Credit)	1,470	4,411	125	(441)	-	(157)	5,408
Ending Balance	$1,282	$4,610	$496	$1,255	$-	$479	$8,122
Nine months ended 09/30/13
Beginning balance	$1,465	$4,455	$803	$1,410	$-	$536	$8,669
Charge-offs	-	(180)	-	-	-	(25)	(205)
Recoveries	-	87	-	-	-	11	98
Provisions (Credit)	(392)	504	(293)	252	-	9	80
Ending Balance	$1,073	$4,866	$510	$1,662	$-	$531	$8,642
Ending Balances: Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,073	$4,866	$510	$1,662	$-	$531	$8,642
Loans acquired with deteriorated credit quality*	$-	$-	$-	$-	$-	$-	$-

*The Company has taken no subsequent impaired provisions on loans acquired.

NOTE I - LOANS RECEIVABLE, NET (Continued)

Recorded Investment in Loan Receivables
At September 30, 2013

	Commercial	Commercial Real Estate	Commercial Real Estate-Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
Loans Receivable:	(In thousands)

Ending balance	$42,518	$314,434	$12,342	$475,221	$5,460	$197,832	$1,047,807
Ending balance:individually evaluated for impairment	1,126	30,918	3,069	7,001	-	2,642	44,756
Ending balance: legacy Roma collectively evaluated for impairment	36,851	231,288	9,273	428,263	1,436	165,551	872,662
Ending balance: acquired loans collectively evaluated for impairment	3,719	42,767	-	33,455	26	27,978	107,945
Ending balance: loans acquired with deteriorated credit quality	$822	$9,461	$-	$6,502	$3,998	$1,661	$22,444

NOTE I - LOANS RECEIVABLE, NET (Continued)

Allowance for Loan Losses
At December 31, 2012

	Commercial	Commercial Real Estate	Commercial Real Estate-Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
(In thousands)
Allowance for credit losses
Ending Balance	$1,465	$4,455	$803	$1,410	$-	$536	$8,669
Ending Balance: individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending Balance: collectively evaluated for impairment	$1,465	$4,455	$803	$1,410	$-	$536	$8,669
Ending Balance: * loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

*The Company has taken no subsequent impaired provisions on loans acquired.

NOTE I - LOANS RECEIVABLE, NET (Continued)

Recorded Investment in Loans Receivables
At December 31, 2012

	Commercial	Commercial Real Estate	Commercial Real Estate- Construction	Residential Mortgage	Residential Construction	Home Equity and Other Consumer	Total
				(In thousands)
Loans Receivable:
Ending balance	$49,169	$321,586	$18,139	$452,537	$7,877	$217,737	$1,067,045
Ending balance: individually evaluated for impairment	1,388	25,150	3,158	5,154	-	2,882	37,732
Ending balance: legacy Roma collectively evaluated for impairment	39,874	238,287	14,981	399,018	2,327	176,562	871,049
Ending balance: acquired loans collectively evaluated for impairment	7,375	48,729	-	37,343	-	36,684	130,131
Ending balance: loans acquired with deteriorated credit quality	$532	$9,420	$-	$11,022	$5,550	$1,609	$28,133

NOTE I - LOANS RECEIVABLE, NET (Continued)

The following table summarizes information regarding troubled debt restructuring as of September 30, 2013 ($ in thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Commercial Real Estate - Roma Bank	5	$ 7,051	$ 7,397
Commercial Real Estate - RomAsia	1	$721	$705

There have been no modifications that were considered troubled debt restructuring during the three and nine month periods ended September 30, 2013 and 2012.

There were no troubled debt restructurings that subsequently defaulted since their restructure.

As indicated in the table above, the Company modified five commercial real estate loans during the year ended December 31, 2011.  There have been no modifications that should be considered troubled debt restructuring during 2013 and 2012. The five loans modified were to one borrower and were restructured into one loan.  As a result of the modified terms of the new loan, the Company extended the maturity of three of the modified loans and accelerated the term of the remaining two modified loans.  The effective interest rate of the modified loans was reduced when compared to the weighted average interest rate of the original terms of the modified loans.  The Company compared the fair value of the modified loans to the carrying amount of the original loans and determined that the modified terms did not require recognition of impairment due to the fair value of the modified loans exceeding the carrying amount of the original loans, combined with the fact that the Company received additional collateral under the terms of the modification.  The borrower has remained current since the modification.

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

NOTE J – REAL ESTATE HELD FOR SALE

The Company has a contract for the sale of vacant land at the site of its Center City branch.  As of September 30, 2013, the location was classified as held for sale and carried at lower of cost or fair value of $138,000. This sale is expected to close in the fourth quarter of 2013. At December, 31, 2012, the Company had this location and its former loan center classified as held for sale and carried at lower or cost or fair value of $1,627,000.  In January 2013, the loan center location was sold for a gain of $581,000.

NOTE K - DEPOSITS

A summary of deposits by type of account as of September 30, 2013 and December 31, 2012 is as follows (dollars in thousands):

	September 30, 2013		December 31, 2012
		Weighted		Weighted
		Avg. Int.		Avg. Int.
	Amount	Rate	Amount	Rate
Demand:
Non-interest bearing checking	$76,534	0.00%	$71,287	0.00%
Interest bearing checking	242,829	0.11%	243,379	0.11%
	319,363	0.09%	314,666	0.09%
Savings and club	493,461	0.23%	513,696	0.26%
Certificates of deposit	540,234	1.16%	656,207	1.31%
Total	$1,353,058	0.57%	$1,484,569	0.69%

NOTE L – FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

At September 30, 2013 and December 31, 2012, Roma Bank and RomAsia Bank had outstanding FHLBNY advances as follows (dollars in thousands):

September 30, 2013	December 31, 2012	Interest Rate	Maturity Date

$ 23,000	$23,000	3.90%	10/29/2017
10,333	12,553	1.03%	01/18/2017
-	1,500	2.09%	03/19/2013
1,325	1,430	1.53%	05/31/2022
1,258	1,414	1.05%	06/03/2019
1,404	1,403	0.80%	08/22/2016
1,106	1,146	1.12%	05/15/2017
1,073	1,074	1.21%	04/12/2017
-	1,000	0.51%	03/19/2013
1,000	1,000	0.72%	03/19/2014
1,000	1,000	0.98%	03/19/2015
870	870	1.21%	04/12/2017
-	750	1.17%	02/22/2013
692	692	1.00%	03/14/2016
500	500	1.73%	02/22/2014
500	500	1.52%	12/23/2013
500	500	2.08%	12/22/2014
500	500	2.61%	12/21/2015
500	500	3.08%	12/21/2016
324	376	2.11%	02/01/2016
528	677	1.79%	03/14/2016
$46,413	$52,385

NOTE L – FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Securities sold under agreements to repurchase are treated as financings and are reflected as a liability in the consolidated statements of financial condition. Securities sold under an agreement to repurchase amounted to $40.0 million at September 30, 2013 and December 31, 2012. The maturities and respective interest rates are as follows: $10.0 million maturing in 2015, at 3.22%; $20.0 million maturing in 2018, at 3.51%; and $10.0 million maturing in 2018, at 3.955%. The repurchase agreement is collateralized by securities described in the underlying agreement which are held in safekeeping by the FHLBNY. At September 30, 2013, the fair value of the mortgage-backed securities used as collateral under the repurchase agreement was approximately $53.1 million.

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

NOTE M – RETIREMENT PLANS

Components of net periodic pension cost for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Service cost	$279	$179	$837	$537
Interest cost	197	180	591	540
Expected return on plan assets	(245)	(204)	(735)	(612)
Amortization of unrecognized net loss	215	192	645	576
Amortization of unrecognized past service liability	-	3	-	9

Net periodic benefit expense	$446	$350	$1,338	$1,050

The Company expects to make contributions of approximately $1,154,000 during 2013 which includes the amounts previously contributed in 2013 year to date.

NOTE N – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company enters into off-balance sheet arrangements consisting of commitments to fund residential and commercial loans and lines of credit.  Outstanding loan commitments at September 30, 2013 were as follows (in thousands):

September 30,
2013
Residential mortgage and equity loans	$3,174
Commercial loans committed not closed	12,078
Commercial lines of credit	33,956
Consumer unused lines of credit	65,740
Commercial letters of credit	2,366
$117,314

In the ordinary course of business to meet the financial needs of customers, the Company is party to financial instruments with off-balance-sheet risk. These financial instruments include unused lines of credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements.  The contract or notional amounts of these instruments express the extent of involvement the Company has in each category of financial instruments.

NOTE N – CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (Continued)

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at September 30, 2013 and December 31, 2012 is as follows (in thousands):

	September 30, 2013	December 31, 2012
Standby by letters of credit	$2,366	$2,891
Outstanding loan and credit line commitments	$114,948	$145,412

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  These are irrevocable undertakings by the Company, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of the Company’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The current amount of the liability related to guarantees under standby letters of credit issued is not material as of September 30, 2013.

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

The Banks have non-cancelable operating leases for branch offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2013: (In thousands)

Year Ended September 30:

2014	$1,085
2015	864
2016	889
2017	899
2018	886
Thereafter	7,089
Total Minimum Payments Required	$11,712

Included in the total required minimum lease payments is $1,476,000 of payments to the LLC. The Company eliminates these payments in consolidation.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value September 30, 2013
(In Thousands)

Mortgage backed securities-U.S. Government Sponsored Enterprises (GSEs)	$ -	$9,462	$ -	$9,462
Obligations of state and political subdivisions	-	3,667	-	3,667
U.S. Government (including agencies)	-	7,744	-	7,744
Equity securities	-	65	-	65
Mutual funds	-	3,973	-	3,973
Securities available for sale	$ -	$24,911	$ -	$24,911

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy, used at December 31, 2012 were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2012
	(In Thousands)
Mortgage backed securities-U.S. Government Sponsored Enterprises (GSEs)	$ -	$12,279	$ -	$12,279
Obligations of state and political subdivisions	-	3,900	-	3,900
U.S. Government (including agencies)	-	8,648	-	8,648
Corporate bond	-	991	-	991
Equity securities	-	56	-	56
Mutual funds	-	3,047	-	3,047

Securities available for sale	$ -	$28,921	$ -	$28,921

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value September 30, 2013
	(In Thousands)

Impaired loans	$ -	$ -	$17,269	$17,269
Real estate and other assets owned	$ -	$ -	$6,143	$ 6,143

Real estate held for sale	$ -	$ -	$ 138	$ 138

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Assets measured at fair value on a nonrecurring basis and for which Roma Financial Corporation has utilized level 3 inputs to determine fair value were immaterial at September 30, 2013.The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Roma Financial Corporation has utilized level 3 inputs to determine fair value:

Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
(In Thousands)
Impaired loans	$ 17,269	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% to 20.0% (2)
Real estate and other assets owned	$ 6,143	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% to 10.0% (2)
Real estate held for sale	$ 138	Appraisal of collateral (1)	Liquidation expenses (2)	5.0% (2)

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses are presented as a percent of the appraisal.

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between Level 1, 2, and 3 for the six months ended September 30, 2013.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012, were as follows:

Description	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs	Total Fair Value December 31, 2012
(In Thousands)
Impaired loans	$ -	$ -	$17,094	$17,094
Real estate owned	$ -	$ -	$ 8,340	$ 8,340
Real estate held for sale	$ -	$ -	$ 1,627	$ 1,627

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans carried at fair value are those impaired loans in which the Company has measured impairment generally based on the fair value of the related loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value at September 30, 2013 consists of the loan balances of $21.2 million, net of cumulative charge offs of $3.9 million. The fair value at December 31, 2012 consists of the loan balances of $22.7 million, net of cumulative charge offs of $5.6 million. The fair value measurement of impaired loans is Level 3 in the fair value hierarchy.

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

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012

Mortgage Servicing Rights

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

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these off-balance sheet financial instruments was not considered material as of September 30, 2013 and December 31, 2012.

The carrying amounts and estimated fair values of financial instruments as of September 30, 2013 are as follows:

	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$130,032	$130,032	$130,032	$-	$-
Securities available for sale	24,911	24,911	-	24,911	-
Investment securities held to maturity	94,716	93,618	-	93,618	-
Mortgage-backed securities held to maturity	278,114	286,426		286,426	-
Loans receivable	1,022,039	1,035,143	-	-	1,035,143
Federal Home Loan Bank of New York and ACBB Stock	8,921	8,921	-	8,921	-
Accrued interest receivable	4,664	4,664	4,664	-	-
Mortgage servicing rights	650	650	-	-	650
Financial liabilities:
Deposits	1,353,058	1,369,846	-	1,369,846	-
Federal Home Loan Bank of New York Advances	46,413	49,012	-	49,012	-
Securities sold under agreements to Repurchase	40,000	44,207	-	44,207	-
Accrued interest payable	378	378	378	-	-

NOTE O – FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The carrying amounts and estimated fair values of financial instruments as of December 31, 2012 are as follows:

	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$ 144,451	$ 144,451	$ 144,451	$ -	$ -
Securities available for sale	28,921	28,921	-	28,921	-
Investment securities held to maturity	127,916	129,488	-	129,488	-
Mortgage-backed securities held to maturity	343,318	363,918		363,918	-
Loans receivable	1,037,404	1,061,434	-	-	1,061,434
Federal Home Loan Bank of New York and ACBB Stock	9,002	9,002	-	9,002	-
Accrued interest receivable	5,474	5,474	5,474	-	-
Mortgage servicing rights	657	657	-	-	657

Financial liabilities:
Deposits	1,484,569	1,495,149	-	1,495,149	-
Federal Home Loan Bank of New York Advances	52,385	56,500	-	56,500	-
Securities sold under agreements to Repurchase	40,000	46,142	-	46,142	-
Accrued interest payable	450	450	450	-	-

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

NOTE P –ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
	(In Thousands)

Net unrealized gain on securities available for sale	$232		$763
Tax effect	(95)		(326)
Net of tax amount	137		437

Minimum pension liability	(10,003)		(10,003)
Tax effect	4,001		4,001
Net of tax amount	(6,002)		(6,002)

Accumulated other comprehensive loss	(6,139)		(5,565)
Accumulated other comprehensive loss attributable to noncontrolling interest	-		(33)
Accumulated other comprehensive loss	$(6,139)	$	(5,598)

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

While we are subject to the OCC Agreement, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms.  There also is no assurance that we will successfully address the OCC’s concerns in the OCC Agreement or that we will be able to fully comply with the OCC Agreement.  If we do not fully comply with the OCC Agreement, the Bank could be subject to further regulatory actions, including enforcement actions. As of September 30, 2013, Roma Bank believes that it has complied with the terms of the agreement and met all timelines established in the agreement.

NOTE R- MERGER AGREEMENT

On December 19, 2012, Roma Financial Corporation, Roma Bank and Roma Financial Corporation, MHC entered into an Agreement and Plan of Merger with Investors Bancorp, Inc., Investors Bank, and Investors Bancorp, MHC which contemplates the consummation of a series of related merger transactions (“the Mergers”). Pursuant to the terms of the Agreement and Plan of Merger, each share of Roma Financial common stock issued and outstanding immediately prior to the effective date of the Merger will be converted into the right to receive 0.8653 shares of Investors Bancorp common stock. The Mergers are intended to qualify as a tax-free reorganizations for federal income tax purposes.  The Mergers and the Agreement and Plan of Merger were approved by the stockholders of both the Company and Investors in June although the parties are still awaiting final regulatory approval. The Mergers are expected to close during the fourth quarter of 2013. Merger costs in the amount of $356,000 and $1,309,000 have been expensed for the three and nine months ended September 30, 2013.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

General

Total assets decreased by $136.6 million to $1.68 billion at September 30, 2013 compared to $1.81 billion at December 31, 2012. Total liabilities decreased $139.6 million to $1.46 billion at September 30, 2013 compared to $1.60 billion at December 31, 2012.  Total stockholders’ equity increased $3.0 million to $218.6 million at September 30, 2013. The decrease in assets was a result of a decrease in the mortgage-backed and investment securities portfolios of $102.4 million, as the proceeds from principal repayments and calls were not reinvested, and the reduction in the deposit portfolio of $131.5 million.

Deposits

Total deposits decreased $131.5 million to $1.35 billion at September 30, 2013, compared to $1.48 billion at December 31, 2012. Non-interest bearing demand deposits increased $5.2 million to $76.5 million at September 30, 2013, and interest bearing demand deposits decreased $550 thousand to $242.8 million. Savings and club accounts decreased $20.2 million to $493.5 million, and certificates of deposit decreased $115.6 million to $540.2 million at September 30, 2013. The Company has continued to lower deposit rates to control liquidity and net interest margin.

Investments (Including Mortgage-Backed Securities)

The investment portfolio decreased $102.4 million to $397.7 million at September 30, 2013, compared to $500.1 million at December 31, 2012. Securities available for sale decreased $4.07 million to $24.9 million at September 30, 2013, compared to $28.9 million at December 31, 2012, primarily due to calls and principal repayments.   Investments held to maturity decreased $33.2 million to $94.7 million at September 30, 2013, compared to $127.9 million at December 31, 2012, primarily due to calls. Mortgage-backed securities decreased $65.2 million to $278.1 million at September 30, 2013, compared to $343.3 million at December 31, 2012.

Loans

Net loans decreased by $15.4 million to $1.02 billion at September 30, 2013, compared to $1.04 billion at December 31, 2012.  Commercial and multi-family real estate mortgages decreased $7.2 million to $314.4 million at September 30, 2013 compared to $321.6 million at December 31, 2012. The decline in the portfolio was primarily a result of scheduled amortized principal repayments. Gross construction loans decreased $8.2 million to $17.8 million at September 30, 2013, compared to $26.0 million at December 31, 2012, primarily because loans converted to permanent mortgages. Residential and consumer loans increased $2.8 million from December 31, 2012 to September 30, 2013.

Other Assets

All other asset categories, except cash and cash equivalents, decreased by $4.4 million from December 31, 2012 to September 30, 2013. This decrease was primarily caused by the reduction in the real estate owned portfolio and a decrease in the deferred tax asset.

Federal Home Loan Bank of New York Advances

The $5.1 million decrease in FHLBNY advances during the nine months ended September 30, 2013 was due to principal repayments.  At September 30 2013, outstanding FHLBNY advances were $46.4 million, compared to $52.4 million at December 31, 2012.

Other Liabilities

Other liabilities decreased $2.1 million to $19.5 million at September 30, 2013. The net decrease was result of many small decreases in various categories.

Stockholders’ Equity

Stockholders’ equity increased $3.0 million to $218.6 million at September 30, 2013 compared to $215.6 million at December 31, 2012. The net increase was primarily caused by net income of $2.1 million.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General

Net income increased $762 thousand to $1.1 million for the quarter ended September 30, 2013, compared to net income of $345 thousand for the prior year period. The increase is primarily related to a reduction in the provision for loan loss of $2.9 million, and a reduction in non-interest expense of $628 thousand. Offsetting these items were a $622 thousand decrease in net interest income, and a $1.5 million decrease in non-interest income.

Interest Income

Interest income decreased by $1.5 million to $14.4 million for the three months ended September 30, 2013 compared to $15.9 million for the prior year period. The decrease was primarily caused by a decrease of $1.1 million in interest income from mortgage-backed securities and a decrease of $308 thousand in interest income from investment securities. The Company has experienced significant security calls over the last 21 months since January 1, 2012. Because the demand for commercial loans continues to be sluggish, and the refinance boom in residential mortgages has slowed, proceeds from called securities are being reinvested in shorter term securities at much lower yields or held in overnight funds. Interest income from loans decreased $122 thousand to $11.4 million for the three months ended September 30, 2013.  Interest income from residential mortgage loans increased $44 thousand over the comparable quarter ended September 30, 2012, while interest income from equity loans decreased $282 thousand.  The weighted average interest rates for mortgage and equity loans at September 30, 2013 were 4.18% and 4.37%, respectively, compared to 4.61% and 4.59%, respectively, in the prior year.  Interest income from commercial and multifamily mortgage loans and commercial and industrial loans decreased $166 thousand from period to period.  The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 4.86% at September 30, 2013, and 4.65% at September 30, 2012.  Loan fees decreased by $47 thousand.

Interest Expense

Interest expense decreased $916 thousand for the three month period ended September 30, 2013 to $2.7 million compared to $3.6 million for the three months ended September 30, 2012. The decrease was primarily due to a $1.2 million decrease in interest paid on deposits. Total deposits have decreased by $139.4 million over the twelve month period ended September 30, 2013. The Company has continued to lower rates to better manage liquidity and interest margins since the beginning of 2012; the weighted average interest rate has decreased 17 basis points to 0.57% at September 30, 2013, compared to 0.74% at September 30, 2012. Interest expense on borrowed funds increased $300 thousand to $654 thousand.

Provision for Loan Losses

The loan loss provision for the three months ended September 30, 2013 decreased $2.9 million to a benefit of $122 thousand. The decrease in the provision is primarily related to a decrease in the allowance methodology environmental factor relating to risk rating based on an improvement in the risk rating migration, fewer charge offs, and minimal loan growth.  The reduction in the provision for construction loans is related to $8.2 million of those loans converting to permanent mortgage loans on which the basis point factor is less than on construction loans.

Total non-performing loans were $45.1 million and $47.3 million at September 30, 2013 and December 31, 2012, respectively. The legacy Roma and RomAsia non-performing loans were $30.2 million and $22.9 million at September 30, 2013 and December 31, 2012, respectively. The allowance for loan losses to non-performing legacy Roma and RomAsia loans was 28.6% and 27.4% at September 30, 2013 and December 31, 2012, respectively, and allowance for loan loss to total legacy Roma and RomAsia loans represented 0.96% and 0.95%, respectively, for the same periods of time.  Total loans are net of $6.2 million and $8.9 million of credit marks on the acquired loans at September 30, 2013 and December 31, 2012, respectively.  Total allowance for loan loss and credit marks were 1.41% and 1.63% of total gross loans at September 30, 2013 and December 31, 2012.

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

Non-Interest Income

Non-interest income decreased $1.5 million to $1.0 million for the three months ended September 30, 2013, compared to $2.5 million for the three months ended September 30, 2012.  The net decrease was chiefly due to decreases in: gains on sale of mortgage loans of $752 thousand on lower loan rates; income from bank owned life insurance of $13 thousand due to interest rate and mortality charges; commissions on the sale of title policies of $79 thousand sue to lower loan activity; gain on sale of securities of $407 thousand; fees and service charges on loans and deposits of $110 thousand, and, $224 thousand in other non-interest income primarily related to mortgage servicing rights income and ATM fees. The decreases were offset by a decrease in the realized loss on real estate owned of $111 thousand.

Non-Interest Expense

Non-interest expense decreased $628 thousand to $11.0 million for the three months ended September 30, 2013 compared to $11.6 million for the three months ended September 30, 2012. Salaries and employee benefits decreased $463 thousand to $5.9 million for the three months ended September 30, 2013, compared to the same period in the prior year. This decrease is reflective of a decline in overall FTEs from September 30, 2012 to September 30, 2013. Net occupancy of premises expense decreased $7 thousand for the three month period ended September 30, 2013.  Equipment costs decreased $84 thousand from period to period. Loan expense for commercial and mortgage loans decreased $299 thousand from period to period primarily due to fewer costs associated with redeeming tax certificates and collection costs on impaired loans. Other non-interest expense categories decreased $305 thousand. Merger expense increased $356 thousand from period to period. FDIC expense and data processing costs increased $158 thousand and $22 thousand, respectively. Other non-interest expenses increased by $644 thousand to $1.3 million for the three months ended September 30, 2013, compared to $3.4 million for the same period in the prior year.

Provision for Income Taxes

Income tax expense increased by $653 thousand to $775 thousand for the three months ended September 30, 2013, compared to an expense of $122 thousand for the three months ended September 30, 2012. The increase is primarily related to the higher income before income taxes and merger costs which are not fully deductible.  Income tax expense represented an effective rate of  40.8% for the three months ended September 30, 2013, compared to 24.8% in the prior year quarter. The Company pays a state tax rate of 3.6% on the taxable income of the Investment Company and 9.0 % on the taxable income of the other entities.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

General

Net income declined $528 thousand to $2.1 million for the nine months ended September 30, 2013, compared to $2.8 million for the prior year period. The decrease was primarily related to merger cost of $1.3 million and loss on returned items of $1.8 million. Net interest income and non-interest income decrease $2.1 million and $2.2 million, respectively. Non-interest expense increased $1.5 million from period to period, primarily because of the $3.1 million increase in merger cost and loss on returned checks. Without these two items non-interest expense decreased $1.6 million.

Interest Income

Interest income decreased by $5.6 million to $44.8 million for the nine months ended September 30, 2013, compared to $50.4 million for the prior year period. The decrease was primarily caused by a decrease of $5.2 million in interest income from investments. The Company has experienced significant security calls since January 1, 2012. Because the demand for commercial loans continues to be sluggish, and the refinance boom in residential mortgages has ended, proceeds from called securities are being reinvested in shorter term securities at much lower yields or in overnight funds. Interest income from loans decreased $405 thousand to $35.0 million for the nine months ended September 30, 2013. Interest income from residential mortgage loans decreased $72 thousand over the comparable nine months ended September 30, 2012, while interest income from equity loans decreased $89 thousand.  The weighted average interest rates for mortgage and equity loans at September 30, 2013 were 4.18% and 4.37%, respectively, compared to 4.61% and 4.59%, respectively, in the prior year.  Interest income from commercial and multifamily mortgage loans and commercial and industrial loans increased $211 thousand from period to period.  The weighted average interest rate for commercial and multi-family mortgage loans and commercial loans was 4.86% at September 30, 2013, and 4.65% at September 30, 2012. Loan fees increased by $189 thousand.

Interest income from mortgage-backed securities decreased $3.6 million over the comparable nine months in 2012. The decrease was primarily due to a decrease in yields. Interest income from investments held to maturity decreased $1.6 million for the nine months ended September 30, 2013. This decrease was primarily due to a decrease in the portfolio from year to year and the reinvestment of the proceeds of called securities into lower yielding investments or overnight funds..  Interest income on securities available for sale decreased $25 thousand from period to period.

Interest Expense

Interest expense decreased $3.5 million for the nine month period ended September 30, 2013 to $8.6 million compared to $12.1 million for the nine months ended September 30, 2012. The decrease was primarily due to a $3.5 million decrease in interest paid on deposits. Total deposits have decreased by $139.4 million over the twelve month period ended September 30, 2013. The Company has continued to lower rates to better manage liquidity and interest margins over the last year; the weighted average interest rate has decreased 17 basis points to 0.57% at September 30, 2013, compared to 0.74% at September 30, 2012.

Provision for Loan Losses

The loan loss provision for the nine months ended September 30, 2013 decreased $5.3 million to $80 thousand. The decrease in the provision is primarily related to a decrease in the allowance methodology environmental factor relating to risk rating migration, lower charge-offs, and lower levels of loan portfolio growth. The reduction in the provision for construction loans is related to $8.2 million of those loans converting to permanent mortgage loans on which the basis point factor is less than on construction loans.

Total non-performing loans were $45.1 million and $47.3 million at September 30, 2013 and December 31, 2012, respectively. The legacy Roma and RomAsia non-performing loans were $30.2 million and $22.9 million at September 30, 2013 and December 31, 2012, respectively. The allowance for loan losses to non-performing legacy Roma and RomAsia loans was 28.6% and 27.4% at September 30, 2013 and December 31, 2012, respectively, and allowance for loan loss to total legacy Roma and RomAsia loans represented 0.96% and 0.95%, respectively, for the same periods of time.  Total loans are net of $6.2 million and $8.9 million of credit marks on the acquired loans at September 30, 2013 and December 31, 2012, respectively.  Total allowance for loan loss and credit marks were 1.41% and 1.63% of total gross loans at September 30, 2013 and December 31, 2012.

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

Non-Interest Income

Non-interest income decreased $2.2 million to $4.1 million for the nine months ended September 30, 2013, compared to $6.3 million for the nine months ended September 30, 2012.  The net decrease was chiefly due to decreases in: gain on sale of mortgage loans of $1.1 million; income from bank owned life insurance of $35 thousand; $419 thousand in gain on sale of available for sale securities; $395 on fees and charges;  $103 thousand in commissions on sales of title policies; realized losses on real estate owned of $393 thousand, and, $360 thousand in other non-interest income primarily related to gains on calls of securities, mortgage servicing rights income and ATM fees, offset by an increase in the gain on sale of real estate held for sale of $584 thousand.

Non-Interest Expense

Non-interest expense increased $1.5 million to $36.8 million for the nine months ended September 30, 2013, compared to $35.3 million for the nine months ended September 30, 2012. The most significant changes in non-interest expense for the comparable nine month period were merger expenses of $1.3 million and a loss on returned checks of $1.8 million.  Roma Bank was the victim of a check kiting scheme by one of its commercial deposit and loan customers. The loss before tax was approximately $1.8 million, net of a $250 thousand insurance recovery, and after taxes approximately $1.1 million. The Bank is aggressively pursuing collection of the loss from the customer and with the appropriate authorities, however, the timing and potential results of these efforts are uncertain.

Salaries and employee benefits decreased $493 thousand from period to period. Net occupancy expense, equipment expense and data processing costs all changed less than $50 thousand for the comparable nine month periods. Overall FTEs decreased by 28 from year to year. Federal Deposit Insurance Premiums increased $469 thousand for the nine months ended September 30, 2013 compared to the same period in 2012. Commercial and residential loan expense decreased $833 thousand as costs associated with redeeming tax certificates and collection costs declined. Other non-interest expenses decreased $719 thousand from year to year.

Provision for Income Taxes

Income tax expense increased by $162 thousand to $1.2 million for the nine months ended September 30, 2013 compared to $1.1 million for the nine months ended September 30, 2012 primarily as a result of merger expenses not being fully deductible. Income tax expense represented an effective rate of  36.3% for the nine months ended September 30, 2013, compared to 28.2% in the prior year nine months. The Company pays a state tax rate of 3.6% on the taxable income of our investment company and 9.0 % on the taxable income of the other entities.

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

While we are subject to the OCC Agreement, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms.  There also is no assurance that we will successfully address the OCC's concerns in the OCC Agreement or that we will be able to fully comply with the OCC Agreement.  If we do not fully comply with the OCC Agreement, the Bank would be subject to further regulatory actions including enforcement actions.  As of September 30, 2013, Roma Bank believes that it has complied with the terms of the agreement and met all timelines established in the agreement.

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

New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740); Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax loss, or a Tax Credit Carryforward Exists. The amendments in this update requires an entity with an unrecognized tax benefit that is “not available’ or not intended to be used at the reporting date to present the unrecognized tax benefit  as a liability that should not be combined with deferred tax assets.  Otherwise, the unrecognized tax benefit should be presented as a reduction to the related deferred tax asset. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively, although retroactive application is permitted. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

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

Net Portfolio Value

The following table presents Roma Bank’s net portfolio value as of June 30, 2013 the most recently available data. The net portfolio values shown in this table were calculated using an independently prepared Asset Liability Management Report, based on information provided by Roma Bank (in thousands):

June 30, 2013
($ thousands)				Net economic value as % of asset net portfolio
Changes in Rate	Amount	$ Change	% change	NEV Ratio	Basis point change
+400 bp	$ 103,733	$ (118,754)	(53.38)%	7.52%	(655)
+300 bp	139,012	(83,474)	(37.52)	9.68	(439)
+200 bp	179,397	(43,090)	(19.37)	12.03	(204)
+100 bp	208,841	(13,646)	(6.13)	13.55	(51)
0 bp	222,487	-	-	14.07	-
-100 bp	237,143	14,656	6.59	14.72	66

The following table presents RomAsia Bank’s net portfolio value as of June 30, 2013, the most recently available data. The net portfolio values shown in this table were calculated using an independently prepared Asset Liability Management Report, based on information provided by RomAsia Bank (in thousands):

June 30, 2013
($ thousands)				Net economic value as % of asset net portfolio
Changes in Rate	Amount	$ Change	% change	NEV Ratio	Basis point change
+400 bp	$ 8,648	$ (8,953)	(50.87)%	6.96%	(542)
+300 bp	11,003	(6,597)	(37.48)	8.54	(384)
+200 bp	13,464	(4,136)	(23.50)	10.09	(229)
+100 bp	15,741	(1,859)	(10.56)	11.41	(97)
0 bp	17,600	-	-	12.38	-
-100 bp	18,732	1,132	6.43	12.93	55

Management of the Company believes that there has not been a material adverse change in the market risk during the nine months ended September 30, 2013.

ITEM 4 – Controls and Procedures

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2013.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2013.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

There were no material pending legal proceedings at September 30, 2013 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

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

ROMA FINANCIAL CORPORATION
(Registrant)

Date:	November 12, 2013	/s/ Peter A. Inverso
Peter A. Inverso
President and Chief Executive Officer

Date:	November 12, 2013	/s/ Sharon L. Lamont
Sharon L. Lamont
Chief Financial Officer